Form 10-Q
period 2020-09-26
MedMen Enterprises, Inc.
filed 2020-12-07
CIK 1776932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

FORM 10-Q

_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

MEDMEN ENTERPRISES INC.
(Exact name of registrant as specified in its charter)

_______________________

British Columbia	98-1431779
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

10115 Jefferson Boulevard
Culver City, California	90232
(Address of principal executive offices)	(zip code)

(424) 330-2082

(Registrant’s telephone number, including area code)

_______________________

Securities registered pursuant to Section 12(b) of the Act:

None.

_______________________

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financing accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

As of December 3, 2020, the registrant had 500,344,220 Class B Subordinate Voting Shares and 815,295 Super Voting Shares outstanding.

MEDMEN ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2020

Use of Names

In this Interim Report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “Company,” “Corporation” or “MedMen” refer to MedMen Enterprises, Inc. together with its wholly-owned subsidiaries.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that we believe are, or may be considered to be, “forward-looking statements “All statements other than statements of historical fact included in this document regarding the prospects of our industry or our prospects, plans, financial position or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plan, “forecast,” “continue” or “could” or the negative of these terms or variations of them or similar terms. Furthermore, forward-looking statements may be included in various filings that we make with the Securities and Exchange Commission (the “SEC”), press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. These known and unknown risks include, without limitation: marijuana remains illegal under federal law, and enforcement of cannabis laws could change;, the Company may face limitations on ownership of cannabis licenses; the Company may become subject to U.S. Food and Drug Administration or the U.S. Bureau of Alcohol, Tobacco and Firearms; the Company may face difficulties acquiring additional financing; the Company operates in a highly regulated sector and may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where we carry on business; the Company is subject to general economic risks; the Company may be negatively impacted by challenging global economic condition; the Company is subject to risks arising from epidemic diseases, such as the recent outbreak of the COVID-19 illness; the Company may face difficulties in enforcing its contracts; the Company is subject to taxation in Canada and the United States; cannabis businesses are subject to unfavorable tax treatment; cannabis businesses may be subject to civil asset forfeiture; the Company is subject to proceeds of crime statutes; the Company faces security risks; our use of joint ventures may expose us to risks associated with jointly owned investments; competition for the acquisition and leasing of properties suitable for the cultivation, production and sale of medical and adult use cannabis may impede our ability to make acquisitions or increase the cost of these acquisitions, which could adversely affect our operating results and financial condition; the Company faces risks related to its products; the Company is dependent on the popularity of consumer acceptance of the Company’s brand portfolio; the Company faces risks related to its insurance coverage and uninsurable risks; the Company is dependent on key inputs, suppliers and skilled labor; the Company must attract and maintain key personnel or our business will fail; the Company’s business is subject to the risks inherent in agricultural operations; the Company’s sales are difficult to forecast; the Company’s products may be subject to product recalls; the Company may face unfavorable publicity or consumer perception; the Company faces intense competition; the Company’s voting control is concentrated; the Company’s capital structure and voting control may cause unpredictability; and additional issuances of Super Voting Shares or Subordinate Voting Shares may result in dilution. Further information on these and other potential factors that could affect the Company’s business and financial condition and the results of operations are included in the “Risk Factors” section of the Company’s Annual Report on Form 10 for the year ended June 27, 2020, and elsewhere in the Company’s filings with the SEC, which are available on the SEC’s website or at https://investors.medmen.com/. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this document, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this document.

PART I — FINANCIAL INFORMATION

MEDMEN ENTERPRISES INC. Index to Consolidated Financial Statements

Page(s)

Unaudited Interim Condensed Consolidated Balance Sheets as of September 26, 2020 and June 27, 2020	5

Unaudited Interim Condensed Consolidated Statements of Operations for the Three Months Ended September 26, 2020 and September 28, 2019	6

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended September 26, 2020 and September 28, 2019	7

Unaudited Interim Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 26, 2020 and September 28, 2019	8-9

Notes to Unaudited Interim Condensed Consolidated Financial Statements	10-40

MEDMEN ENTERPRISES INC. Unaudited Interim Condensed Consolidated Balance Sheets As of September 26, 2020 and June 27, 2020 (Amounts Expressed in United States Dollars Unless Otherwise Stated)

	September 26,	June 27,
	2020	2020

	(unaudited)	(audited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$10,310,260	$10,093,925
Restricted Cash	9,873	9,873
Accounts Receivable and Prepaid Expenses	7,192,349	5,626,761
Inventory	21,294,149	22,638,120
Current Assets Held for Sale	30,304,046	33,459,879
Other Current Assets	15,768,919	9,105,457
Due from Related Party	3,109,718	3,109,717

Total Current Assets	87,989,314	84,043,732

Operating Lease Right-of-Use Assets	100,762,121	116,354,828
Property and Equipment, Net	156,197,545	174,547,867
Intangible Assets, Net	138,437,778	148,081,030
Goodwill	33,861,150	33,861,150
Other Assets	16,928,369	17,374,997

TOTAL ASSETS	$534,176,277	$574,263,604

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Current Liabilities:
Accounts Payable and Accrued Liabilities	$76,266,738	$79,530,930
Income Taxes Payable	57,663,832	38,599,349
Other Current Liabilities	12,572,672	20,278,381
Current Portion of Operating Lease Liabilities	8,206,432	9,757,669
Current Portion of Finance Lease Liabilities	1,418,156	1,644,044
Current Portion of Notes Payable	17,067,303	16,188,668
Current Liabilities Held for Sale	20,345,665	18,659,038
Due to Related Party	4,553,715	4,556,814

Total Current Liabilities	198,094,513	189,214,893

Operating Lease Liabilities, Net of Current Portion	115,297,418	131,045,238
Finance Lease Liabilities, Net of Current Portion	29,701,187	58,569,498
Other Non-Current Liabilities	4,073,875	4,215,533
Deferred Tax Liabilities	46,996,241	48,928,492
Senior Secured Convertible Credit Facility	169,374,611	166,368,463
Notes Payable, Net of Current Portion	162,975,025	152,809,937

TOTAL LIABILITIES	726,512,870	751,152,054

MEZZANINE EQUITY
Super Voting Shares (no par value, unlimited shares authorized, 815,295 and 815,295 shares issued and outstanding as of September 26, 2020 and June 27, 2020, respectively)	82,500	82,500

SHAREHOLDERS’ EQUITY:
Preferred Shares (no par value, unlimited shares authorized and no shares issued and outstanding)	-	-
Subordinate Voting Shares (no par value, unlimited shares authorized, 439,396,938 and 403,907,218 shares issued and outstanding as of September 26, 2020 and June 27, 2020, respectively)	-	-
Additional Paid-In Capital	816,321,013	791,172,613
Accumulated Deficit	(649,149,618)	(631,365,866)

Total Equity Attributable to Shareholders of MedMen Enterprises Inc.	167,253,895	159,889,247
Non-Controlling Interest	(359,590,488)	(336,777,697)

TOTAL SHAREHOLDERS’ EQUITY	(192,336,593)	(176,888,450)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$534,176,277	574,263,604

The accompanying notes are an integral part of these unaudited interim Condensed Consolidated Financial Statements.

MEDMEN ENTERPRISES INC.

Unaudited Interim Condensed Consolidated Statements of Operations

Three Months Ended September 26, 2020 and September 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

	Three Months Ended
	September 26,	September 28,
	2020	2019
	(unaudited)	(unaudited)

Revenue	$35,625,968	$39,669,996
Cost of Goods Sold	18,801,910	20,277,820

Gross Profit	16,824,058	19,392,176

Expenses:
General and Administrative	31,683,604	54,094,949
Sales and Marketing	193,385	5,782,780
Depreciation and Amortization	8,625,708	9,484,181
Realized and Unrealized Loss on Changes in Fair Value of Contingent Consideration	302,834	2,284,054
Impairment Expense	789,709	-
Gain On Disposals of Assets, Restructuring Fees and Other Expenses	(16,697,861)	(697,962)

Total Expenses	24,897,379	70,948,002

Loss from Operations	(8,073,321)	(51,555,826)

Other Expense (Income):
Interest Expense	11,142,864	8,163,617
Interest Income	(1,210)	(369,342)
Amortization of Debt Discount and Loan Origination Fees	3,202,894	3,067,535
Change in Fair Value of Derivatives	(305,379)	(5,128,420)
Realized and Unrealized Gain on Investments, Assets Held For Sale and Other Assets	(12,415,479)	(11,480,322)
Loss on Extinguishment of Debt	10,129,655	31,570,116

Total Other Expense	11,753,345	25,823,184

Loss from Continuing Operations Before Provision for Income Taxes	(19,826,666)	(77,379,010)
Provision for Income Tax Expense	(10,338,562)	(6,020,522)

Net Loss from Continuing Operations	(30,165,228)	(83,399,532)
Net Loss from Discontinued Operations, Net of Taxes	(2,682,175)	(3,855,053)

Net Loss	(32,847,403)	(87,254,585)

Net Loss Attributable to Non-Controlling Interest	(10,927,541)	(54,161,820)

Net Loss Attributable to Shareholders of MedMen Enterprises Inc.	$(21,919,862)	$(33,092,765)

Loss Per Share - Basic and Diluted:
From Continuing Operations Attributable to Shareholders of MedMen Enterprises Inc.	$(0.06)	$(0.15)

From Discontinued Operations Attributable to Shareholders of MedMen Enterprises Inc.	$(0.01)	$(0.02)

Weighted-Average Shares Outstanding - Basic and Diluted	423,187,218	191,711,038

The accompanying notes are an integral part of these unaudited interim Condensed Consolidated Financial Statements.

MEDMEN ENTERPRISES INC.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

Three Months Ended September 26, 2020 and September 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

	Mezzanine Equity						TOTAL EQUITY
	Units	$ Amount	Units	$ Amount			ATTRIBUTABLE
	Super	Super	Subordinate	Subordinate	Additional		TO	Non-	TOTAL
	Voting	Voting	Voting	Voting	Paid-In	Accumulated	SHAREHOLDERS	Controlling	SHAREHOLDERS’
	Shares	Shares	Shares	Shares	Capital	Deficit	OF MEDMEN	Interest	EQUITY

BALANCE AS OF JUNE 30, 2019	1,630,590	$164,999	173,010,922	$-	$613,356,006	$(370,382,824)	$243,138,181	$(31,867,405)	$211,270,776

Net Loss	-	-	-	-	-	(33,092,765)	(33,092,765)	(54,161,820)	(87,254,585)

Controlling Interest Equity Transactions:
At-the-Market Equity Financing Program, Net	-	-	4,940,800	-	8,894,012	-	8,894,012	-	8,894,012
Shares Issued for Cash	-	-	14,634,147	-	30,000,001	-	30,000,001	-	30,000,001
Shares Issued to Settle Debt	-	-	1,231,280	-	2,441,912	-	2,441,912	-	2,441,912
Equity Component of Debt - New and Amended	-	-	-	-	2,097,335	-	2,097,335	-	2,097,335
Redemption of MedMen Corp Redeemable Shares	-	-	8,382,618	-	20,196,142	(19,986,022)	210,120	(210,120)	-
Shares Issued for Other Assets	-	-	225,494	-	509,614	-	509,614	-	509,614
Shares Issued for Acquisition Costs	-	-	214,716	-	421,497	-	421,497	-	421,497
Shares Issued for Business Acquisition	-	-	5,112,263	-	9,833,000	-	9,833,000	-	9,833,000
Stock Grants for Compensation	-	-	364,948	-	875,055	-	875,055	-	875,055
Share-Based Compensation	-	-	-	-	3,367,898	-	3,367,898	-	3,367,898

Non-Controlling Interest Equity Transactions:
Distributions	-	-	-	-	-	-	-	(310,633)	(310,633)
Equity Component on Debt and Debt Modification								(1,444,676)	(1,444,676)
Share-Based Compensation	-	-	-	-	-	-	-	833,531	833,531

BALANCE AS OF SEPTEMBER 28, 2019	1,630,590	$164,999	208,117,188	$-	$691,992,472	$(423,461,611)	$268,695,860	$(87,161,123)	$181,534,737

	Mezzanine Equity						TOTAL EQUITY
	Units	$ Amount	Units	$ Amount			ATTRIBUTABLE
	Super	Super		Subordinate	Additional		TO	Non-	TOTAL
	Voting	Voting	Subordinate	Voting	Paid-In	Accumulated	SHAREHOLDERS	Controlling	SHAREHOLDERS’
	Shares	Shares	Voting Shares	Shares	Capital	Deficit	OF MEDMEN	Interest	EQUITY

BALANCE AS OF JUNE 28, 2020	815,295	$82,500	403,907,218	$-	$791,172,613	$(631,365,865)	$159,889,247	$(336,777,697)	$(176,888,450)

Net Loss	-	-	-	-	-	(21,919,862)	(21,919,862)	(10,927,541)	(32,847,403)

Controlling Interest Equity Transactions
Shares Issued to Settle Accounts Payable and Liabilities	-	-	3,608,690	-	516,618	-	516,618	-	516,618
Equity Component of Debt - New and Amended	-	-	-	-	21,660,379	-	21,660,379	-	21,660,379
Redemption of MedMen Corp Redeemable Shares	-	-	29,947,959	-	5,351,262	9,019,576	14,370,838	(14,370,838)	-
Shares Issued for Vested Restricted Stock Units	-	-	614,207	-	157,477	-	157,477	-	157,477
Stock Grants for Compensation	-	-	1,318,865	-	181,589	-	181,589	-	181,589
Deemed Dividend - Down Round Feature of Warrants	-	-	-	-	4,883,467	(4,883,467)	-	-	-
Deferred Tax Impact On Conversion Feature	-	-	-	-	(8,610,921)	-	(8,610,921)	-	(8,610,921)
Share-Based Compensation	-	-	-	-	1,008,530	-	1,008,530	-	1,008,530
Non-Controlling Interest Equity Transactions
Equity Component on Debt and Debt Modification	-	-	-	-	-	-	-	2,485,588	2,485,588

BALANCE AS OF SEPTEMBER 26, 2020	815,295	$82,500	439,396,939	$-	$816,321,014	$(649,149,618)	$167,253,895	$(359,590,488)	$(192,336,593)

MEDMEN ENTERPRISES INC.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Three Months Ended September 26, 2020 and September 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

	Three Months Ended
	September 26,	September 28,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss from Continuing Operations	$(30,165,228)	$(83,399,532)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Deferred Tax (Recovery) Expense	(8,749,513)	(78,281)
Depreciation and Amortization	8,688,155	10,394,617
Non-Cash Operating Lease Costs	7,658,920	6,702,802
Accretion of Debt Discount and Loan Origination Fees	3,202,894	3,067,536
Gain on Lease Modifications	(15,919,946)	-
Accretion of Deferred Gain on Sale of Property	(141,659)	(141,656)
Impairment of Assets	789,709	-
Realized and Unrealized Gain on Investments, Assets Held For Sale and Other Assets	(12,415,479)	(11,480,322)
Unrealized Gain on Changes in Fair Value of Contingent Consideration	302,834	2,284,054
Change in Fair Value of Derivative Liabilities	-	(5,128,420)
Loss on Extinguishment of Debt and Settlement of Accounts Payables and Accrued Liabilities	10,129,658	32,230,229
Share-Based Compensation	1,347,604	5,076,470
Shares Issued for Acquisition Costs	-	421,497
Changes in Operating Assets and Liabilities:
Accounts Receivable	(1,565,588)	(1,308,981)
Prepaid Rent - Related Party	-	2,712,237
Prepaid Expenses	(172)	5,630,506
Income Taxes Receivable		(2,994,072)
Inventory	1,343,971	(10,849,695)
Other Current Assets	1,994,417	(497,876)
Due from Related Party	-	458,160
Other Assets	446,628	(7,022,876)
Accounts Payable and Accrued Liabilities	(473,753)	10,527,727
Interest Payments on Finance Leases	(1,523,821)	(1,432,930)
Cash Payments - Operating Lease Liabilities	(9,158,398)	(7,172,029)
Income Taxes Payable	19,064,475	11,242,233
Other Current Liabilities	8,189,077	(18,654,740)
Due to Related Party	(3,099)	(729,871)
Other Non-Current Liabilities	-	15,870,558

NET CASH USED IN CONTINUED OPERATING ACTIVITIES	(16,958,314)	(44,272,655)

Net Cash (Used in) Provided by Discontinued Operating Activities	(1,194,616)	2,206,319

NET CASH USED IN OPERATING ACTIVITIES	(18,152,930)	(42,066,336)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(201,017)	(17,976,501)
Additions to Intangible Assets	(55,505)	(1,821,936)
Proceeds from Sale of Assets Held for Sale and Other Assets	10,000,000	-
Proceeds from Sale of Property	-	9,300,000
Acquisition of Businesses, Net of Cash Acquired	-	(1,000,000)
Restricted Cash	-	43,477

NET CASH PROVIDED BY (USED IN) CONTINUED INVESTING ACTIVITIES	9,743,478	(11,454,960)

Net Cash Used in Discontinued Investing Activities	-	(1,694,969)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	9,743,478	(13,149,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Subordinate Voting Shares for Cash	-	38,894,013
Payment of Loan Amendment Fee	-	(500,000)
Proceeds from Issuance of Senior Secured Convertible Credit Facility	4,825,000	25,000,000
Proceeds from Issuance of Notes Payable	4,125,000	11,100,000
Principal Repayments of Notes Payable	(284,334)	(9,940,188)
Principal Repayments of Finance Lease Liability	(39,879)	-
Debt and Equity Issuance Costs	-	(544,498)
Distributions - Non-Controlling Interest	-	(310,633)

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,625,787	63,698,694

NET INCREASE IN CASH AND CASH EQUIVALENTS	216,335	8,482,429
Cash and Cash Equivalents, Beginning of Period	10,093,925	33,753,747

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,310,260	$42,236,176

MEDMEN ENTERPRISES INC.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Three Months Ended September 26, 2020 and September 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

	Three Months Ended
	September 26,	September 28,
	2020	2019

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION
Cash Paid for Interest	$3,893,490	$10,004,305

Non-Cash Investing and Financing Activities:
Net Assets Transferred to Held for Sale	$6,614,987	$8,453,664
Receivable Recorded on Asset Held for Sale	$9,407,879	$-
Adoption of ASC 842 - Leases	$-	$141,557,231
Lease Termination and Amendments	$34,250,918	$-
Recognition of Right-of-Use Assets for Finance Leases	$350,249	$42,676,528
Issuance of Subordinate Voting Shares for Intangible Assets and Other Assets	$-	$509,614
Redemption of MedMen Corp Redeemable Shares	$14,370,838	$210,120
Release of Investments for liabilities	$750,000	$-
Shares Issued to Settle Accounts Payable and Liabilities	$516,618	$2,028,342
Equity Component of Debt - New and Amended	$2,883,786	$652,659
Deferred Tax Impact on Conversion Feature	$8,610,921	$-

The accompanying notes are an integral part of these unaudited interim Condensed Consolidated Financial Statements.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three Months Ended September 26, 2020 and September 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

1.	NATURE OF OPERATIONS

MedMen Enterprises Inc. (“MedMen Enterprises” or the “Company”), formerly known as Ladera Ventures Corp., was incorporated under the Business Corporations Act (British Columbia) on May 21, 1987. The Company’s Class B Subordinate Voting Shares are listed on the Canadian Securities Exchange under the symbol “MMEN”, on the OTCQX under the symbol “MMNFF”, on the Frankfurt Stock Exchange under the symbol “OJS.F”, on the Stuttgart Stock Exchange under the symbol “OJS.SG”, on the Munich Stock Exchange under the symbol “OJS.MU”, on the Berlin Stock Exchange under the symbol “OJS.BE” and on the Dusseldorf Stock Exchange under the symbol “OJS.DU”. The head office and principal address of the Company is 10115 Jefferson Boulevard, Culver City, California 90232. The Company’s registered and records office address is 885 West Georgia Street, Suite 2200, Vancouver, British Columbia Canada V6C 3E8. The Company operates through its principal whole-owned subsidiaries, MM CAN USA, Inc., a California corporation (“MM CAN” or “MedMen Corp”), and MM Enterprises USA, LLC, a Delaware limited liability company (“MM Enterprises USA”).

MM CAN was converted into a California corporation (from a Delaware corporation) on May 16, 2018 and is based in Culver City, California. The head office and principal address of MM CAN is 10115 Jefferson Boulevard, Culver City, California 90232.

MM Enterprises USA was formed on January 9, 2018 and is based in Culver City, California. The head office and principal address of MM Enterprises USA is 10115 Jefferson Boulevard, Culver City, California 90232. MM Enterprises USA was formed as a joint venture whose contributors were MMMG, LLC (“MMMG”); MedMen Opportunity Fund, LP (“Fund I”); MedMen Opportunity Fund II, LP (“Fund II”), The MedMen of Nevada 2, LLC (“MMNV2”); DHSM Investors, LLC (“DHS Owner”); and Bloomfield Partners Utica, LLC (“Utica Owner”) (collectively, the “MedMen Group of Companies”).

On January 24, 2018, pursuant to a Formation and Contribution Agreement (the “Agreement”), a roll-up transaction was consummated whereby the assets and liabilities of The MedMen Group of Companies were transferred into MM Enterprises USA. In return, the MedMen Group of Companies received 217,184,382 MM Enterprises USA Class B Units. The Agreement was entered into by and among MM Enterprises Manager, LLC, the sole manager of MM Enterprises USA; MMMG; Fund I; Fund II; MMNV2; DHS Owner; and Utica Owner.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited interim Condensed Consolidated Financial Statements include the accounts of MedMen Enterprises, its subsidiaries and variable interest entities (“VIEs”) where the Company is considered the primary beneficiary, if any, after elimination of intercompany accounts and transactions. Investments in entities in which the Company has significant influence, but less than a controlling financial interest, are accounted for using the equity method.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of and for the three months ended September 26, 2020, year ended June 27, 2020 and three months ended September 28, 2019, the consolidated results of operations and cash flows for the three months ended September 26, 2020 and September 28, 2019 have been included.

The accompanying unaudited interim Condensed Consolidated Financial Statements do not include all of the information required for full annual financial statements. Accordingly, certain information, footnotes and disclosures normally included in the annual financial statements, prepared in accordance with GAAP, have been condensed or omitted in accordance with SEC rules and regulations within the instruction to Form 10-Q and Article 10 of Regulation S-X. The financial data presented herein should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in Item 13 of the registration statement on Form 10 for the fiscal year ended June 27, 2020.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three Months Ended September 26, 2020 and September 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern

As reflected in the Condensed Consolidated Financial Statements, the Company had an accumulated deficit and a negative net working capital (current liabilities greater than current assets) as of September 26, 2020, as well as a net loss and negative cash flow from operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these unaudited interim Condensed Consolidated Financial Statements.

Management believes that substantial doubt of our ability to meet our obligations for the next twelve months from the date these financial statements were first made available has been alleviated due to, but not limited to, (i) capital raised between December 2020 and December 2021, (ii) restructuring plans that have already been put in place to reduce corporate-level expenses, (iii) debt amendments that have been agreed to with lenders and landlords to defer cash interest and rent payments, (iv) reduction in capital expenditures through a slow-down in new store buildouts, (v) plans to divest non-core assets to raise non-dilutive capital, (vi) enhancements to its digital offering, including direct-to-consumer delivery and curbside pick-up in light of COVID-19 and (vii) a change in retail strategy to pass certain local taxes and payment processing fees to customers.

However, management cannot provide any assurances that we will be successful in accomplishing any of our plans. Management also cannot provide any assurance as to unforeseen circumstances that could occur at any time within the next twelve months or thereafter which could increase our need to raise additional capital on an immediate basis.

The Company will continually monitor its capital requirements based on its capital and operational needs and the economic environment and may raise new capital as necessary. The Company’s ability to continue as a going concern will depend on its ability to raise additional equity or debt in the private or public markets, reducing operating expenses, divesting of certain non-core assets, achieving cash flow profitability. While the Company has been successful in raising equity and debt to date, there can be no assurances that the Company will be successful in completing a financing in the future. If the Company is unable to raise additional capital whenever necessary, it may be forced to divest additional assets to raise capital and/or pay down its debt, amend its debt agreements which could potentially have a dilutive effect on the Company’s shareholders, further reduce operating expenses and temporarily pause the opening of new store locations. Furthermore, COVID-19 and the impact the global pandemic has had and will continue to have on the broader retail environment could also have a significant impact on the Company’s financial operations.

COVID-19

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. While the ultimate severity of the outbreak and its impact on the economic environment is uncertain, the Company is monitoring this closely. In the event that the Company were to experience widespread transmission of the virus at one or more of the Company’s store or other facilities, the Company could suffer reputational harm or other potential liability. Further, the Company’s business operations may be materially and adversely affected if a significant number of the Company’s employees are impacted by the virus.

Emerging Growth Company

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”) under which emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies.

Functional Currency

The Company and its subsidiaries’ functional currency, as determined by management, is the United States (“U.S.”) dollar. These unaudited interim Condensed Consolidated Financial Statements are presented in U.S. dollars as this is the primary economic environment of the group. All references to “C$” refer to Canadian dollars.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three Months Ended September 26, 2020 and September 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Accounting Policies

The significant accounting policies and critical estimates applied by the Company in these unaudited interim Condensed Consolidated Financial Statements are the same as those applied in the Company’s audited Consolidated Financial Statements and accompanying notes included in Item 13 of the registration statement on Form 10 for the fiscal year ended June 27, 2020.

Restricted Cash

Restricted cash balances are those which meet the definition of cash and cash equivalents but are not available for use by the Company. As of September 26, 2020 and June 27, 2020, restricted cash was $9,873 and $9,873, respectively, which is used to pay for lease costs and costs incurred related to building construction in Reno, Nevada. This account is managed by a contractor and the Company is required to maintain a certain minimum balance.

Down-Round Provisions

The Company calculates down-round features under ASU 2017-11, in which down round features do not meet the criteria for derivative accounting and no liability is to be recorded until an actual issuance of securities triggers the down-round feature.

Loss per Share

The Company calculates basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is determined by adjusting profit or loss attributable to common shareholders and the weighted-average number of common shares outstanding, for the effects of all dilutive potential common shares, which comprise convertible debentures, DSU, RSU, warrants and stock options issued.

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which replaces the incurred loss model with a current expected credit loss (“CECL”) model and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. Under the new standard, the Company recognizes a loss allowance based on lifetime expected credit losses at each reporting date from the date of the trade receivable. The Company is not required to track the changes in credit risk. The guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings in the period of adoption. The Company adopted ASU 2016-13 on June 28, 2020. The adoption of the standard did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles— Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which provides a simplified assessment method whether goodwill is impaired by removing the requirement to determine the fair value of individual assets and liabilities in order to calculate a reporting unit’s implied goodwill. Per ASU 2017-04, the Company performed its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The Company should recognize a goodwill impairment charge for the amount by which the reporting unit’s carrying amount exceeds its fair value. If fair value exceeds the carrying amount, no impairment should be recorded. Any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Impairment losses on goodwill cannot be reversed once recognized. ASU 2017-04 must be applied prospectively and is effective in fiscal years beginning after December 15, 2019. The Company adopted the new standard on June 28, 2020. The adoption of the standard did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three Months Ended September 26, 2020 and September 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Standards

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”, which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is evaluating the adoption date and impact, if any, adoption will have on its financial position and results of operations.

In January 2020, the FASB issued ASU 2020-01, “Investments – Equity Securities (Topic 321)”, “Investments – Equity Method and Joint Ventures (Topic 323)”, and “Derivatives and Hedging (Topic 815)”, which is intended to clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. The standard is effective for the Company beginning January 1, 2021. The Company is currently evaluating the effect of adopting this ASU on the Company’s financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20)” and “Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible instruments and contracts in an Entity’s Own Equity”, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 is effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Adoption is applied on a modified or full retrospective transition approach. The Company is currently evaluating the adoption date and impact, if any, adoption will have on its financial position and results of operations.

3.	INVENTORIES

As of September 26, 2020 and June 27, 2020, inventory consists of the following:

	September 26,	June 27,
	2020	2020

Raw Materials	$2,671,185	$2,055,500
Work-in-Process	9,654,494	8,807,137
Finished Goods	8,968,470	11,775,483

Total Inventory	$21,294,149	$22,638,120

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three Months Ended September 26, 2020 and September 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

4.	OTHER CURRENT ASSETS

As of September 26, 2020 and June 27, 2020, other current assets consist of the following:

	September 26,	June 27,
	2020	2020

Investments	$3,036,791	$3,786,791
Excise Tax Receivable	3,447,005	5,254,595
Note Receivable	9,171,694	-
Other Current Assets	113,429	64,071

Total Other Current Assets	$15,768,919	$9,105,457

As of September 26, 2020 and June 27, 2020, investments included in other current assets consist of the following:

	ToroVerde Inc.	The Hacienda Company, LLC	Old Pal	Other Investments	TOTAL
	(1)	(2)	(3)

Fair Value as of June 27, 2020	$-	$750,000	$1,970,000	$1,066,791	$3,786,791

Settlement of Liabilities	-	(750,000)	-	-	(750,000)

Fair Value as of September 26, 2020	$-	$-	$1,970,000	$1,066,791	$3,036,791

________________________

(1)  In July 2018, the Company purchased 9,000,000 common shares of ToroVerde Inc., an investment company focused on emerging international cannabis markets, for an aggregate purchase price of $5,000,000, or $0.56 per common share, amounting to 14.3% of the outstanding common shares. As the Company was not deemed to exert any significant influence, the investment was recorded at FVTPL as of September 26, 2020 and June 27, 2020. As of September 26, 2020 and June 27, 2020, the Company holds 14.3% of the equity ownership and voting interests in this investment.

(2)  In July 2018, the Company purchased units of The Hacienda Company, LLC, a California limited liability company, which owns Lowell Herb Co., a California-based cannabis brand known for its pack of pre-rolls called Lowell Smokes, for an aggregate purchase price of $1,500,000, amounting to 3.2% of the outstanding units. Pursuant to SEC guidance under ASC 323, the application of equity method to investments applies to limited liability companies and are required unless the investor holds less than 3-5%. Accordingly, the Company was deemed to have significant influence resulting in equity method accounting. The Company has elected the fair value option under ASC 825 and the investment was recorded at FVTPL. As of September 26, 2020 and June 27, 2020, the Company holds 3.2% and 0%, respectively, of the equity ownership and voting interests in this investment.

(3)  In October 2018 and March 2019, the Company purchased an aggregate of 125.3 units of Old Pal, a California-based brand that provides high-quality cannabis flower for its customers, for an aggregate purchase price of $2,000,000, amounting to approximately 10.0% of the outstanding units with 8.7% voting interests. Pursuant to SEC guidance under ASC 323, the application of equity method to investments applies to limited liability companies and are required unless the investor holds less than 3-5%. Accordingly, the Company was deemed to have significant influence resulting in equity method accounting. During the year ended June 27, 2020, the Company decreased their level of ownership in which Old Pal no longer qualified under equity method accounting. The Company has elected the fair value option under ASC 825 and the investment was recorded at FVTPL as of June 27, 2020 and continues to measure Old Pal at the previously elected FVTPL under ASC 323 as of September 26, 2020. As of September 26, 2020, the Company holds 2.6% of the equity ownership and 1.4% of the voting interests in this investment.

As of September 26, 2020, the Company’s investment balance in ToroVerde Inc. and The Hacienda Company, LLC was nil and nil, respectively. In August 2020, the Company entered into an agreement to exchange all of its investment in The Hacienda Company, LLC to settle outstanding balances totaling approximately $750,000. The Company determined that the fair value of its investment in Old Pal LLC was $1,970,000 as of September 26, 2020.

The fair value of investments included in other current assets is considered a Level 3 categorization in the fair value hierarchy. Investments are measured at fair value using a market approach that is based on unobservable inputs.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three Months Ended September 26, 2020 and September 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

5.	ASSETS HELD FOR SALE

A reconciliation of the beginning and ending balances of assets held for sale for the three months ended September 26, 2020 is as follows:

	PharmaCann Assets (1)	Available for Sale Subsidiaries (2)	Discontinued Operations	TOTAL

Balance at Beginning of Period	$212,400	$12,066,428	$21,181,051	$33,459,879

Transferred In	-	6,614,987	-	6,614,987
Gain on the Sale of Assets Held for Sale	-	12,415,479	-	12,415,479
Proceeds from Sale	-	(19,407,879)	-	(19,407,879)
Ongoing Activity from Discontinued Operations	-	(2,300,763)	(477,657)	(2,778,420)

Balance at End of Period	$212,400	$9,388,252	$20,703,394	$30,304,046

________________________

(1) During the year ended June 27, 2020, PharmaCann LLC, (“PharmaCann”) transferred 100% of the membership interests for MME Evanston Retail, LLC (“Evanston”), PharmaCann Virginia, LLC (“Staunton”), and PC 16280 East Twombly LLC (“Hillcrest”). As of September 27, 2020, the Company has 100% of membership interests in Staunton which holds land and a license for a vertically-integrated facility in Staunton, Virginia. The Staunton assets were classified as assets held for sale in accordance with ASC 360, “Long-Lived Assets Classified as Held for Sale” and are measured at the lower of its carrying amount or FVLCTS which was determined as $212,400 as of September 26, 2020.

(2) Long-lived assets classified as held for sale that do not qualify as discontinued operation and classified as held for sale. Significant classes of assets and liabilities are presented in the notes to the Condensed Consolidated Financial Statements in accordance with ASC 360-10.

On July 1, 2020, the Company agreed to transfer all outstanding membership interests in MME Evanston Retail, LLC (“Evanston”) dispensary operation located in Evanston, Illinois to an unaffiliated third party (“Purchaser”). The Company received an aggregate consideration of $20,000,000, of which, $10,000,000 cash was received at closing on July 1, 2020 (“Closing Date”), an additional $8,000,000 cash is due on or before November 16, 2020 and an additional $2,000,000 in the form of a secured promissory note will be payable three months following the Closing Date in exchange for all of the company’s membership interests in Evanston. On August 10, 2020 (“Effective Date”), all operational control and risk of loss was transferred to the Purchaser and the Company had no further obligation to fund operations of Evanston through a Consulting Agreement. Management performed an assessment and determined that the Company no longer has a controlling financial interest as of the Effective Date. The transfer of the cannabis license is pending regulatory approval as of the issuance of these Condensed Consolidated Financial Statements and the Company will take all commercially reasonable steps to maintain all permits for Evanston to operate its business. The Company recognized a gain upon sale of membership interests equal to the difference between the aggregate consideration and the book value of the assets as of the disposition date, less direct costs to sell, which is recognized on the Condensed Consolidated Statements of Operations during the three months ended September 26, 2020.

As of September 26, 2020 the Company decided to divest two cannabis licenses and entered into separate agreements to sell 100% of its membership interests in these two locations, located in California, for an aggregate sale price of $5,250,000 of which a non-binding term sheet was entered on June 26, 2020 and $750,000 is to be paid upon the date of close in addition to $750,000 paid in equal monthly installments over twelve months through a promissory note. An additional verbal agreement was entered into during the three months ended September 26, 2020, in which the total consideration to be paid includes $3,500,000 cash paid within thirty days following the date of close and equity consideration equal to $250,000. As of September 26, 2020, the contemplated sale of these locations are pending customary closing conditions and are expected to be completed within a one year period. The assets and liabilities related to these subsidiaries were classified as held for sale in accordance with ASC 360-10 and are measured at the lower of its carrying amount or FVLCTS.

In accordance of ASC 360-10, the company performed an analysis of any impairments prior to reclassifying certain assets as held for sale and recorded an impairment charge of $789,709 which is included as a component of impairment expense in the accompanying Condensed Consolidated Statements of Operations.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three Months Ended September 26, 2020 and September 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

5.	ASSETS HELD FOR SALE (Continued)

Subsidiaries classified as assets held for sale that do not qualify as discontinued operations as of September 26, 2020 and June 27, 2020 consists of the following:

	September 26,	June 27,
	2020	2020

Carrying Amounts of the Assets Included in Assets Held for Sale:

Cash and Cash Equivalents	$7,714	$743,271
Prepaid Expenses	4,054	7,798
Inventory	-	520,464
Other Current Assets	53,176	81,427

TOTAL CURRENT ASSETS (1)

Property and Equipment, Net	326,701	717,952
Operating Lease Right-of-Use Assets	1,042,535	190,986
Intangible Assets, Net	6,115,570	5,227,288
Goodwill	1,838,502	4,577,242

TOTAL NON-CURRENT ASSETS (1)

TOTAL ASSETS OF SUBSIDIARIES CLASSIFIED AS HELD FOR SALE	$9,388,252	$12,066,428

Carrying Amounts of the Liabilities Included in Assets Held for Sale:
Accounts Payable and Accrued Liabilities	$137,061	$963,255
Income Taxes Payable	85,616	159,053
Other Current Liabilities	2,670	27,854
Current Portion of Operating Lease Liabilities	274,079	-

TOTAL CURRENT LIABILITIES (1)

Operating Lease Liabilities, Net of Current Portion	1,088,221	296,694
Deferred Tax Liabilities	2,328,367	2,151,879

TOTAL NON-CURRENT LIABILITIES (1)
	-	-
TOTAL LIABILITIES OF SUBSIDIARIES CLASSIFIED AS HELD FOR SALE	$3,916,014	$3,598,735

 _____________________

(1) The assets and liabilities of subsidiaries classified as held for sale are classified as current on the Condensed Consolidated Balance Sheets as of September 26, 2020 and June 27, 2020 because it is probable that the sale will occur and proceeds will be collected within one year.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three Months Ended September 26, 2020 and September 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

6.	PROPERTY AND EQUIPMENT

As of September 26, 2020 and June 27, 2020, property and equipment consists of the following:

	September 26,	June 27,
	2020	2020

Land and Buildings	$37,421,326	$37,400,378
Finance Lease Right-of-Use Assets	12,556,847	26,194,566
Furniture and Fixtures	13,991,481	13,970,449
Leasehold Improvements	67,428,253	63,976,372
Equipment and Software	29,496,811	29,277,120
Construction in Progress	35,333,101	38,470,016

Total Property and Equipment	196,227,819	209,288,901

Less Accumulated Depreciation	(40,030,274)	(34,741,034)

Property and Equipment, Net	$156,197,545	$174,547,867

Depreciation expense related to continuing operations of $5,335,301 and $7,034,650 was recorded for the three months ended September 26, 2020 and September 28, 2019, respectively, of which $62,447 and $942,542, respectively, is included in cost of goods sold. The amount of depreciation recognized for the right of use assets for capital leases during the three months ended September 26, 2020 and September 28, 2019 was $604,280 and $2,070,767, respectively, see “Note 11 – Leases” for further information.

During the three months ended September 26, 2020 and September 28, 2019, borrowing costs totaling nil and $876,096, respectively, were capitalized using an average capitalization rate of nil and 8.8%, respectively. In addition, during the three months ended September 26, 2020 and September 28, 2019, total labor related costs of $60,620 and $436,164, respectively, were capitalized to Construction in Progress, of which $8,154 and $136,386, respectively, was share-based compensation.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three Months Ended September 26, 2020 and September 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

7.	INTANGIBLE ASSETS

As of September 26, 2020 and June 27, 2020, intangible assets consist of the following:

	September 26,	June 27,
	2020	2020

Dispensary Licenses	$133,053,216	$139,736,881
Customer Relationships	18,586,200	18,586,200
Management Agreement	7,594,937	7,594,937
Capitalized Software	9,311,278	9,255,026
Intellectual Property	8,520,116	8,520,121

Total Intangible Assets	177,065,747	183,693,165

Dispensary Licenses	(21,228,281)	(19,162,587)
Customer Relationships	(12,480,609)	(8,113,913)
Management Agreement	(615,347)	(565,972)
Capitalized Software	(2,862,569)	(2,273,432)
Intellectual Property	(1,441,163)	(5,496,231)

Less Accumulated Amortization	(38,627,969)	(35,612,135)

Intangible Assets, Net	$138,437,778	$148,081,030

The Company recorded amortization expense related to continuing operations of $3,352,854 and $3,359,970 for the three months ended September 26, 2020 and September 28, 2019, respectively. During the three months ended September 26, 2020 and September 28, 2019, $24,819 and $201,254, respectively, of share-based compensation was capitalized to capitalized software.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three Months Ended September 26, 2020 and September 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

8.	OTHER ASSETS

As of September 26, 2020 and June 27, 2020, other assets consist of the following:

	September 26,	June 27,
	2020	2020

Long-Term Security Deposits for Leases	$9,270,225	$9,752,611
Loans and Other Long-Term Deposits	7,563,737	7,568,738
Other Assets	94,407	53,648

Total Other Assets	$16,928,369	$17,374,997

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILTIES

As of September 26, 2020 and June 27, 2020, accounts payable and accrued liabilities consist of the following:

	September 26,	June 27,
	2020	2020

Accounts Payable	$53,330,661	$58,614,619
Accrued Liabilities	9,998,881	10,532,715
Other Accrued Liabilities	12,937,196	10,383,596

Total Other Current Liabilities	$76,266,738	$79,530,930

10.	OTHER CURRENT LIABILITIES AND OTHER NON-CURRENT LIABILITIES

As of September 26, 2020 and June 27, 2020, other current liabilities consist of the following:

	September 26,	June 27,
	2020	2020

Accrued Interest Payable	$1,239,976	$9,051,650
Contingent Consideration	9,254,634	8,951,801
Derivatives	240,697	546,076
Other Current Liabilities	1,837,365	1,728,854

Total Other Current Liabilities	$12,572,672	$20,278,381

Contingent Consideration

Contingent consideration recorded relates to a business acquisition during the year ended June 27, 2020. The contingent consideration related to the acquisition of One Love Beach Club is based upon fair value of the additional shares required to be paid upon the expiration of the lock-up and is based upon the fair market value of the Company’s trading stock and is considered a Level 1 categorization in the fair value hierarchy. Contingent consideration classified as a liability and measured at fair value in accordance with ASC 480, “Distinguishing Liabilities from Equity”. The contingent consideration is remeasured at fair value at each reporting period with changes recorded in profit and loss in the Condensed Consolidated Statements of Operations.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three Months Ended September 26, 2020 and September 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

10.	OTHER CURRENT LIABILITIES AND OTHER NON-CURRENT LIABILITIES (Continued)

Derivative Liabilities

A reconciliation of the beginning and ending balance of derivative liabilities and change in fair value of derivative liabilities for the three months ended September 26, 2020 is as follows:

September 26,
2020

Balance as of Beginning of Year	$546,076

Initial Recognition of Derivative Liabilities	-
Change in Fair Value of Derivative Liabilities	(305,379)

Balance as of End of Year	$240,697

Fair value was measured based on Level 1 inputs on the fair value hierarchy since there are quoted prices in active markets for these warrants. The Company used the closing price of the publicly-traded warrants to estimate fair value of the derivative liability as of September 26, 2020.

11.	LEASES

In accordance with ASU 2016-02, the Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right‐of‐use (“ROU”) assets and accrued obligations under operating lease (current and non-current) liabilities in the Condensed Consolidated Balance Sheets. Finance lease ROU assets are included in property and equipment, net and accrued obligations under finance lease (current and noncurrent) liabilities in the Condensed Consolidated Balance Sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are classified as a finance lease or an operating lease. The Company classifies a lease as an operating lease when it does not meet any of the criteria of a finance lease as set forth by ASU 2016-02.

ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.

Most operating leases contain renewal options that provide for rent increases based on prevailing market conditions. The Company has lease extension terms at its properties that have either been extended or are likely to be extended. The terms used to calculate the ROU assets for these properties include the renewal options that the Company is reasonably certain to exercise.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three Months Ended September 26, 2020 and September 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

11.	LEASES (Continued)

The below are the details of the lease cost and other disclosures regarding the Company’s leases as of September 26, 2020 and September 28, 2019:

	September 26,	September 28,
	2020	2019

Finance Lease Cost:
Amortization of Finance Lease Right-of-Use Assets	$314,143	$2,070,767
Interest on Lease Liabilities	1,523,821	1,432,930
Operating Lease Cost	7,658,920	6,986,299

Total Lease Expenses	$9,496,884	$10,489,996

	2020	2019

(Gain) and Loss on Sale and Leaseback Transactions, Net	$-	$(704,207)
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Financing Cash Flows from Finance Leases	$39,879	$-
Operating Cash Flows from Operating Leases	$9,158,398	$7,172,043
Non-Cash Additions to Right-of-Use Assets and Lease Liabilities:
Recognition of Right-of-Use Assets for Finance Leases	$350,249	$42,676,528
Recognition of Right-of-Use Assets for Operating Leases	$-	$141,557,231

	2020	2019

Weighted-Average Remaining Lease Term (Years) - Finance Leases	38	48
Weighted-Average Remaining Lease Term (Years) - Operating Leases	8	9
Weighted-Average Discount Rate - Finance Leases	16.22%	10.66%
Weighted-Average Discount Rate - Operating Leases	13.50%	11.35%

Future lease payments under non-cancelable operating leases and finance leases as of September 26, 2020 are as follows:

Fiscal Year Ending	Operating Leases	Finance Leases

June 26, 2021	$23,512,450	$3,725,785
June 25, 2022	31,430,045	5,860,696
June 24, 2023	31,536,071	6,035,912
June 29, 2024	41,208,860	11,494,331
June 28, 2025	38,674,115	7,347,736
September 26, 2026 and Thereafter	126,851,773	1,080,067,137

Total Lease Payments	293,213,314	1,114,531,597
Less: Interest	(169,709,464)	(1,083,412,254)
Present Value of Lease Liability	$123,503,850	$31,119,343

Finance leases noted above contain required security deposits, refer to “Note 8 – Other Assets”.

Lease Deferral Arrangements

On July 2, 2020, the Company modified its existing lease arrangements with the Treehouse Real Estate Investment Trust (the “REIT”) in which the REIT agreed to defer a portion of total current monthly base rent on certain cultivation facilities and ground leases for the 36-month period between July 1, 2020 and July 1, 2023 for a total of four properties. Amendments for two of the properties were accounted for as lease modifications in accordance with ASC 842 “Leases”, whereas the two additional leases related to failed leaseback transactions in which the related finance obligation was modified and accounted for in accordance with ASC 470, “Debt”, see “Note 12 – Notes Payable”, for further discussion. The total amount of all deferred rent accrues interest at 8.6% per annum during the deferral period. As consideration for the rent deferral, the Company issued 3,500,000 warrants to the REIT, each exercisable at $0.34 per share for a period of five years. Upon the analysis of the warrants issued under ASC 815, the Company determined that the warrants are accounted for as a direct costs in relation to the lease and to be measured at fair value and accounted for as an equity instrument. As a result of the modification to the leases discussed above, a gain on lease modification was recognized in the amount of $16,274,615 and is included in gain on disposals of assets, restructuring fees and other expenses in the accompanying Condensed Consolidated Statements of Operations during the three months ended September 26, 2020.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three Months Ended September 26, 2020 and September 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

12.	NOTES PAYABLE

As of September 26, 2020 and June 27, 2020, notes payable consist of the following:

	September 26,	June 27,
	2020	2020

Finance liabilities incurred on various dates between January 2019 through September 2019 with implied interest rates ranging from 0.7% to 17.0% per annum.	$83,576,661	$83,576,661

Non-revolving, senior secured term notes dated between October 1, 2018 and September 16, 2020, issued to accredited investors, which mature on January 31, 2022, and bear interest at a rate of 15.5% and 18.0% per annum.	89,464,671	77,675,000

Convertible debentures dated September 16, 2020, issued to accredited investors and qualified institutional buyers, which mature on September 16, 2022, and bear interest at a rate of 7.5% per annum.	1,000,000	-

Promissory notes dated between January 15, 2019 through March 29, 2019, issued for deferred payments on acquisitions, which mature on varying dates from August 3, 2019 to June 30, 2020 and bear interest at rates ranging from 8.0% to 9.0% per annum.	16,298,250	16,173,250

Promissory notes dated November 7, 2018, issued to Lessor for tenant improvements as part of sales and leaseback transactions, which mature on November 7, 2028, bear interest at a rate of 10.0% per annum and require minimum monthly payments of $15,660 and $18,471.	2,057,058	2,339,564

Other	15,419	15,418

Total Notes Payable	192,412,059	179,779,893
Less Unamortized Debt Issuance Costs and Loan Origination Fees	(12,369,731)	(10,781,288)

Net Amount	$180,042,328	$168,998,605
Less Current Portion of Notes Payable	(17,067,303)	(16,188,668)

Notes Payable, Net of Current Portion	$162,975,025	$152,809,937

MEDMEN ENTERPRISES INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Three Months Ended September 26, 2020 and September 28, 2019
(Amounts Expressed in United States Dollars Unless Otherwise Stated)

12.	NOTES PAYABLE (Continued)

A reconciliation of the beginning and ending balances of notes payable for the three months ended September 26, 2020 and September 28, 2019 is as follows:

September 26,
2020

Balance at Beginning of Period	$168,998,605

Cash Additions	4,125,000
Non-Cash Addition - Debt Modification	877,439
Debt Discount Recognized on Modification	(879,267)
Paid-In-Kind Interest Capitalized	7,912,232
Cash Payments	(284,334)
Equity Component of Debt	(2,883,786)
Cash Paid for Debt Issuance Costs	1,828
Accretion of Debt Discount	2,174,611

Balance at End of Period	$180,042,328

Less Current Portion of Notes Payable	(17,067,303)

Notes Payable, Net of Current Portion	$162,975,025

Amendments to Senior Secured Term Loan Facility

On July 2, 2020, the Company completed the amendment of its existing term loan facility (the “Facility”) in the principal amount of $77,675,000 with funds managed by Hankey Capital and with an affiliate of Stable Road Capital (the “Lenders”) wherein the entirety of the interest at a rate of 15.5% per annum shall accrue monthly to the outstanding principal as payment-in-kind effective March 1, 2020 through July 2, 2021. Thereafter until maturity on January 31, 2022, one-half of the interest (7.75% per annum) shall be payable monthly in cash and one-half of the interest (7.75% per annum) shall be paid-in-kind. In addition, the Company may request an increase to the Facility through December 31, 2020 to be funded through incremental term loans. Certain reporting and financial covenants were added, and the minimum liquidity covenant was waived until September 30, 2020 wherein the amount of required cash balance thereafter was amended. The amendment to the Facility was not deemed to be a substantial modification under ASC 470-50, “Modifications and Extinguishments”.

The Company incurred an amendment fee of $834,000 that was added to the outstanding principal balance. As consideration for the amendment, the Company issued approximately 20,227,863 warrants exercisable at $0.34 per share until July 2, 2025. The Company also cancelled 20,227,863 existing warrants held by the lenders exercisable at $0.60 per share until December 31, 2022. The warrants may be exercised at the election of their holders on a cashless basis. The warrants issued in connection with the term loan facility met the scope exception under ASC 815, “Derivatives and Hedging” and are classified as equity instruments. The change in fair value of the warrants was recorded as a debt discount in connection with the Facility. As a result of the modification, the Company recorded an additional debt discount of $906,436 related to the change in terms of the warrants. See “Note 15 – Share-Based Compensation” for further information regarding the valuation method and assumptions used in determining the fair value of these equity instruments.

MEDMEN ENTERPRISES INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Three Months Ended September 26, 2020 and September 28, 2019
(Amounts Expressed in United States Dollars Unless Otherwise Stated)

12.	NOTES PAYABLE (Continued)

On September 16, 2020, the Company entered into further amendments wherein the amount of funds available under the Facility was increased by $12,000,000, of which $5,700,000 was fully committed by the lenders through October 31, 2020. The additional amounts are funded through incremental term loans at an interest rate of 18.0% per annum wherein 12.0% shall be paid in cash monthly in arrears and 6.0% shall accrue monthly as payment-in-kind. In connection with each incremental draw under the amended Facility, the Company shall issue warrants equal to 200% of the incremental term loan amount, divided by the greater of (a) $0.20 per share and (b) 115% multiplied by the volume-weighted average trading price (“VWAP”) of the shares for the five consecutive trading days ending on the trading day immediately prior to the applicable funding date of the second tranche, which shall be the exercise price of the issued warrant. Such warrants are subject to a down round feature wherein the exercise price would be decreased in the event of the exercise of a down-round price reset of select warrants under the senior secured convertible credit facility with Gotham Green Partners (“GGP”). Refer to “Note 13 – Senior Secured Convertible Credit Facility” for further information. In addition, certain covenants and terms were added or amended, and the minimum liquidity covenant was waived until December 31, 2020. The amendment to the Facility was not deemed to be a substantial modification under ASC 470-50, “Modifications and Extinguishments”.

On September 16, 2020, the Company closed on an incremental term loan of $3,000,000 under the amended Facility. As consideration for the amendment, the Company issued approximately 20,227,863 warrants exercisable at $0.34 per share until September 16, 2025. The Company also cancelled 20,227,863 existing warrants held by the lenders exercisable at $0.60 per share until December 31, 2022. In connection with the incremental term loan of $3,000,000, the Company issued 30,000,000 warrants with an exercise price of $0.20 per share until December 31, 2025. The warrants may be exercised at the election of their holders on a cashless basis and are classified as equity instruments. The change in fair value of the warrants was recorded as a debt discount in connection with the Facility. Accordingly, the Company recorded an additional debt discount of $1,579,152 related to the change in terms of the warrants and the incremental term loan. See “Note 15 – Share-Based Compensation” for further information.

On September 16, 2020, the down round feature on the warrants issued in connection with the incremental term loan of $3,000,000 on September 16, 2020 was triggered wherein the exercise price was adjusted to $0.17 per share. The value of the effect of the down round feature was determined to be $259,736 and recognized as an increase in additional paid-in capital.

Unsecured Convertible Facility

On September 16, 2020, the Company entered into an unsecured convertible debenture facility for total available proceeds of $10,000,000 wherein the convertible debentures shall have a conversion price equal to the closing price on the trading day immediately prior to the closing date, a maturity date of 24 months from the date of issuance and will bear interest at a rate of 7.5% per annum payable semi-annually in cash. The unsecured facility is callable in additional tranches in the amount of $1,000,000 each, up to a maximum of $10,000,000 under all tranches. The timing of additional tranches can be accelerated based on certain conditions. The Company has the right to prepay, in whole or in part, the outstanding principal amount and accrued interest prior to maturity, upon payment of 7.5% of the principal amount being repaid, less the amount of interest paid during the year of prepayment. The debentures provide for the automatic conversion into Subordinate Voting Shares in the event that the VWAP is greater than $0.25 on the CSE for 45 consecutive trading days, at a conversion price per Subordinate Voting Share equal to $0.17.

On September 16, 2020, the Company closed on an initial $1,000,000 of the facility with a conversion price of $0.17 per Subordinate Voting Share. In connection with the initial tranche, the Company issued 3,293,413 warrants with an exercise price of $0.21 per share. Under ASC 815, the conversion option and warrants were recorded as an equity instrument. As of September 26, 2020, the relative fair value of the warrants with a value of $172,153 has been recorded to equity.

Financing Liability

In connection with the Company’s failed sale and leaseback transactions described in “Note 11 – Leases”, a financing liability was recognized equal to the cash proceeds received upon inception. The cash payments made on the lease less the portion considered to be interest expense, will decrease the financing liability. The financing liability was modified due to an amended lease agreement during the three months ended September 26, 2020 in which the new terms of the amended agreement do not qualify as a substantial modification under ASC 470-50, “Modifications and Extinguishments”.

MEDMEN ENTERPRISES INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Three Months Ended September 26, 2020 and September 28, 2019
(Amounts Expressed in United States Dollars Unless Otherwise Stated)

13.	SENIOR SECURED CONVERTIBLE CREDIT FACILITY

As of September 26, 2020 and June 27, 2020, senior secured convertible credit facility consists of the following:

		September 26,	June 27,
	Tranche	2020	2020

Senior secured convertible notes dated April 23, 2019, issued to accredited investors, which mature on April 23, 2022 and bear interest at LIBOR plus 6.0% per annum.	1A	$22,613,719	$21,660,583

Senior secured convertible notes dated May 22, 2019, issued to accredited investors, which mature on April 23, 2022 and bear interest at LIBOR plus 6.0% per annum.	1B	89,839,938	86,053,316

Senior secured convertible notes dated July 12, 2019, issued to accredited investors, which mature on April 23, 2022 and bear interest at LIBOR plus 6.0% per annum.	2	27,740,154	26,570,948

Senior secured convertible notes dated November 27, 2019, issued to accredited investors, which mature on April 23, 2022 and bear interest at LIBOR plus 6.0% per annum.	3	10,741,556	10,288,815

Senior secured convertible notes dated March 27, 2020, issued to accredited investors, which mature on April 23, 2022 and bear interest at LIBOR plus 6.0% per annum.	4	13,050,118	12,500,000

Amendment fee converted to senior secured convertible notes dated October 29, 2019, which mature on April 23, 2022 and bear interest at LIBOR plus 6.0% per annum.	-	20,278,293	19,423,593

Senior secured convertible notes dated April 24, 2020, issued to accredited investors, which mature on April 23, 2022 and bear interest at LIBOR plus 6.0% per annum.	IA-1	2,835,875	2,734,282

Senior secured convertible notes dated September 14, 2020, issued to accredited investors, which mature on April 23, 2022 and bear interest at LIBOR plus 6.0% per annum.	IA-2	5,484,058	-

Restatement fee issued in senior secured convertible notes dated March 27, 2020, which mature on April 23, 2022 and bear interest at LIBOR plus 6.0% per annum.	-	8,560,735	8,199,863

Second restatement fee issued in senior secured convertible notes dated July 2, 2020, which mature on April 23, 2022 and bear interest at LIBOR plus 6.0% per annum.	-	2,040,906	-

Total Drawn on Senior Secured Convertible Credit Facility		203,185,352	187,431,400

Less Unamortized Debt Discount		(33,810,741)	(21,062,937)

Senior Secured Convertible Credit Facility, Net		$169,374,611	$166,368,463

A reconciliation of the beginning and ending balances of senior secured convertible credit facility for the three months ended September 26, 2020 and June 27, 2020 is as follows:

	Tranche 1	Tranche 2	Tranche 3	Tranche 4	Amendment Fee Notes	Restatement Fee Notes	2nd Restatement Fee Notes	TOTAL

Balance as of June 27, 2020	$102,833,447	$25,352,687	$9,680,433	$2,455,231	$18,964,600	$7,082,065	$-	$166,368,463

Cash Additions	-	-	-	4,825,000	-	-	-	4,825,000
Fees Capitalized to Debt Related to Debt Modifications	-	-	-	468,568	-	-	2,000,000	2,468,568
Paid-In-Kind Interest Capitalized	4,739,758	1,169,206	452,741	667,205	854,700	360,872	40,906	8,285,388
Net Effect on Equity Component of New and Amended Debt	(5,440,833)	(1,492,268)	(586,606)	(2,618,335)	(1,193,896)	(2,444,153)	-	(13,776,091)
Cash Paid for Debt Issuance Costs	-	-	-	175,000	-	-	-	175,000
Amortization of Debt Discounts	261,193	73,947	31,097	585,518	28,685	47,843	-	1,028,283

Balance as of September 26, 2020	$102,393,565	$25,103,572	$9,577,665	$6,558,187	$18,654,089	$5,046,627	$2,040,906	$169,374,611

MEDMEN ENTERPRISES INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Three Months Ended September 26, 2020 and September 28, 2019
(Amounts Expressed in United States Dollars Unless Otherwise Stated)

13.	SENIOR SECURED CONVERTIBLE CREDIT FACILITY (Continued)

On July 2, 2020, the Company amended and restated the securities purchase agreement with Gotham Green Partners (“GGP”) under the senior secured convertible credit facility (the “Convertible Facility”) (the “Fourth Amendment”) wherein the minimum liquidity covenant was waived until September 30, 2020 and resetting at $5,000,000 thereafter with incremental increases on March 31, 2021 and December 31, 2021. The payment-in-kind feature on the Convertible Facility was also extended, such that 100% of the cash interest due prior to June 2021 will be paid-in-kind and 50% of the cash interest due thereafter will be paid-in-kind. The Fourth Amendment released certain assets from its collateral to allow greater flexibility to generate proceeds through the sale of non-core assets. The Fourth Amendment allows for immediate prepayment of amounts under the Convertible Facility with a 5% prepayment penalty until 2nd anniversary of the Fourth Amendment and 3% prepayment penalty thereafter. As part of the Fourth Amendment, holders of notes under the Convertible Facility were provided down-round protection where issuances of equity interests (including securities that are convertible or exchangeable for equity interests) by the Company at less than the higher of (i) lowest conversion price under the amended and restated notes of the Convertible Facility amendment dated March 27, 2020 and (ii) the highest conversion price determined for any incremental advances, will automatically adjust the conversion/exercise price of the previous tranches and incremental tranche 4 warrants and the related replacement warrants to the price of the newly issued equity interests. Certain issuances of equity interests are exempted such as issuances to existing lenders, equity interests in contemplation at the time of Fourth Amendment and equity interests issued to employees, consultants, directors, advisors or other third parties, in exchange for goods and services or compensation. Pursuant to ASU 2017-11, the down-round protection was not considered a derivative and will be recognized when the down-round protection adjustments are triggered.

As consideration for the amendment, the conversion price for 52% of the tranches 1 through 3 and the first amendment fee notes outstanding under the Convertible Facility were amended to $0.34 per share. An amendment fee of $2,000,000 was also paid through the issuance of additional notes at a conversion price of $0.28 per share. The Fourth Amendment to the Convertible Facility was deemed to be a substantial modification under ASC 470-50, “Modifications and Extinguishments,” and a loss on extinguishment of $10,129,655 was recognized.

On September 14, 2020, the Company closed on an incremental advance in the amount of $5,000,000 under its existing Convertible Facility with GGP at a conversion price of $0.20 per share. In connection with the incremental advance, the Company issued 25,000,000 warrants with an exercise price of $0.20 per share. In addition, 1,080,255 Existing warrants were cancelled and replaced with 16,875,001 warrants with an exercise price of $0.20 per share. Pursuant to the terms of the GGP Facility, the conversion price for 5.0% of the existing Notes outstanding prior to Tranche 4 and Incremental Advance (including paid-in-kind interest accrued on such Notes), being 5.0% of an aggregate principal amount of $170,729,923, was amended to $0.20 per share. As consideration for the additional advance, the Company issued convertible notes as consideration for a $468,564 fee with a conversion price of $0.20 per share.

On September 16, 2020, the down round feature on the convertible notes and warrants issued in connection with Tranche 4, Incremental Advances and certain amendment fees was triggered wherein the exercise price was adjusted to $0.17 per share. The value of the effect of the down round feature on convertible notes and warrants was determined to be $21,672,272 and $4,883,467, respectively. The effect related to convertible notes was recognized as additional debt discount and an increase in additional paid-in-capital. The effect related to warrants was recognized as a deemed distribution and an increase in additional paid-in capital.

MEDMEN ENTERPRISES INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Three Months Ended September 26, 2020 and September 28, 2019
(Amounts Expressed in United States Dollars Unless Otherwise Stated)

14.	SHAREHOLDERS’ EQUITY

Issued and Outstanding

A reconciliation of the beginning and ending issued and outstanding shares is as follows:

	Subordinate Voting Shares	Super Voting Shares	MM CAN USA Class B Redeemable Units	MM Enterprises USA Common Units

Balance as of June 27, 2020	403,907,218	815,295	236,123,851	725,016

Shares Issued to Settle Accounts Payable and Liabilities	3,608,690	-	-	-
Redemption of MedMen Corp Redeemable Shares	29,947,959	-	(29,947,959)	-
Shares Issued for Vested Restricted Stock Units	614,207	-	-	-
Stock Grants for Compensation	1,318,865	-	-	-

Balance as of September 26, 2020	439,396,939	815,295	206,175,892	725,016

Non-Controlling Interests

Non-controlling interest represents the net assets of the subsidiaries that the holders of the Subordinate Voting Shares do not directly own. The net assets of the non-controlling interest are represented by the holders of MM CAN USA Redeemable Shares and the holders of MM Enterprises USA Common Units. Non-controlling interest also represents the net assets of the entities the Company does not directly own but controls through a management agreement. As of September 26, 2020 and June 27, 2020, the holders of the MM CAN USA Redeemable Shares represent approximately 31.94% and 36.89%, respectively, of the Company and holders of the MM Enterprises USA Common Units represent approximately 0.11% and 0.11%, respectively, of the Company.

Variable Interest Entities

The below information are entities the Company has concluded to be variable interest entities (“VIEs”) as the Company possesses the power to direct activities through management services agreements (“MSAs”). Through these MSAs, the Company can significantly impact the VIEs and thus holds a controlling financial interest.

The following table represents the summarized financial information about the Company’s consolidated VIEs. VIEs include the balances of LAX Fund II Group, LLC, Natures Cure, Inc. and Venice Caregiver Foundation, Inc. This information represents amounts before intercompany eliminations.

MEDMEN ENTERPRISES INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Three Months Ended September 26, 2020 and September 28, 2019
(Amounts Expressed in United States Dollars Unless Otherwise Stated)

14.	SHAREHOLDERS’ EQUITY (Continued)

As of and for the three months ended September 26, 2020, the balances of the VIEs consists of the following:

	Venice Caregivers Foundation, Inc.	LAX Fund II Group, LLC	Natures Cure, Inc.	TOTAL

Current Assets	$912,450	$(4,268,671)	$5,913,332	$2,557,111
Non-Current Assets	13,890,323	3,188,194	5,011,523	22,090,040

Total Assets	14,802,773	(1,080,477)	10,924,855	24,647,151

Current Liabilities	$12,471,726	$3,142,212	$1,895,769	$17,509,707
Non-Current Liabilities	9,142,143	2,611,035	1,146,331	12,899,509

Total Liabilities	21,613,869	5,753,247	3,042,100	30,409,216

Non-Controlling Interest	$(6,811,096)	$(6,833,724)	$7,882,755	$(5,762,065)

Revenues	$2,245,915	$(570)	$3,438,820	$5,684,165
Net (Loss) Income Attributable to Non-Controlling Interest	$(885,911)	$(763,397)	$1,103,128	$(546,180)

As of and for the year ended June 27, 2020, the balances of the VIEs consists of the following:

	Venice Caregivers Foundation, Inc.	LAX Fund II Group, LLC	Natures Cure, Inc.	TOTAL

Current Assets	$1,233,188	$811,025	$6,639,231	$8,683,444
Non-Current Assets	16,867,824	3,259,563	5,032,428	25,159,815

Total Assets	18,101,012	4,070,588	11,671,659	33,843,259

Current Liabilities	$12,831,161	$7,481,953	$3,745,710	$24,058,824
Non-Current Liabilities	11,196,585	2,662,078	1,146,322	15,004,985

Total Liabilities	24,027,746	10,144,031	4,892,032	39,063,809

Non-Controlling Interest	$(5,926,734)	$(6,073,443)	$6,779,627	$(5,220,550)

Revenues	$10,949,458	$-	$13,976,810	$24,926,268
Net (Loss) Income Attributable to Non-Controlling Interest	$(6,132,528)	$(3,777,079)	$3,143,437	$(6,766,170)

MEDMEN ENTERPRISES INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Three Months Ended September 26, 2020 and September 28, 2019
(Amounts Expressed in United States Dollars Unless Otherwise Stated)

14.	SHAREHOLDERS’ EQUITY (Continued)

The net change in the consolidated VIEs and other non-controlling interest are as follows for the three months ended September 26, 2020:

	Venice Caregivers Foundation, Inc.	LAX Fund II Group, LLC	Natures Cure, Inc.	Other Non- Controlling Interests	TOTAL

Balance as of June 27, 2020	$(5,925,185)	$(6,070,327)	$6,779,627	$(331,561,812)	$(336,777,697)

Net Income (Loss)	(885,911)	(763,397)	1,103,128	(10,381,361)	(10,927,541)

Equity Component on Debt and Debt Modification	-	-	-	2,485,588	2,485,588
Redemption of MedMen Corp Redeemable Shares	-	-	-	(14,370,838)	(14,370,838)

Balance as of September 26, 2020	$(6,811,096)	$(6,833,724)	$7,882,755	$(353,828,423)	$(359,590,488)

Le Cirque Rouge, LP (the Operating Partnership,” or the “OP”) is a Delaware limited partnership that holds substantially all of the real estate assets owned by the REIT, conducts the REIT’s operations, and is financed by the REIT. Under ASC 810, “Consolidation”, the OP was determined to be a variable interest entity in which the Company has a variable interest. The Company was determined to have an implicit variable interest in the OP based on the leasing relationship and arrangement with the REIT. The Company was not determined to be the primary beneficiary of the VIE as the Company does not have the power to direct the activities of the VIE that most significantly affect its economic performance. As of September 26, 2020, the Company continues to have a variable interest in the OP. During the three months ended September 26, 2020, the Company did not provide any financial or other support to the REIT other than the REIT being a lessor on various leases as described in “Note 11 – Leases”. Accordingly, Le Cirque Rouge, LP is not consolidated as a variable interest entity within the unaudited interim Condensed Consolidated Financial Statements.

MEDMEN ENTERPRISES INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Three Months Ended September 26, 2020 and September 28, 2019
(Amounts Expressed in United States Dollars Unless Otherwise Stated)

15.	SHARE-BASED COMPENSATION

The Company has a stock and equity incentive plan (the “Incentive Plan”) under which the Company may issue various types of equity instruments to any employee, officer, consultant, advisor or director. The types of equity instruments issuable under the Incentive Plan encompass, among other things, stock options, stock grants, deferred stock units, restricted stock grants, LTIP, P units and warrants (together, “Awards”). Stock based compensation expenses are recorded as a component of general and administrative To the extent that the Company has not appointed a Compensation Committee, all rights and obligations under the Incentive Plan shall be those of the full Board of Directors. The maximum number of Awards that may be issued under the Incentive Plan shall be determined by the Compensation Committee or the Board of Directors in the absence of a Compensation Committee. Any shares subject to an Award under the Incentive Plan that are forfeited, canceled, expire unexercised, are settled in cash, or are used or withheld to satisfy tax withholding obligations, shall again be available for Awards under the Incentive Plan. Vesting of Awards will be determined by the Compensation Committee or Board of Directors in absence of one. The exercise price for Awards (if applicable) will generally not be less than the fair market value of the Award at the time of grant and will generally expire after 10 years.

A summary of share-based compensation expense for the three months ended September 26, 2020 and September 28, 2019 is as follows:

	Three Months Ended
	September 26,	September 28,
	2020	2019

Stock Options	$1,008,538	$1,687,273
LTIP Units	-	833,531
Stock Grants for Services	181,589	364,948
Restricted Stock Grants	157,477	1,680,625

Total Share-Based Compensation	$1,347,604	$4,566,377

Stock Options

A reconciliation of the beginning and ending balance of stock options outstanding is as follows:

	Number of Stock Options	Weighted-Average Exercise Price	Number of Stock Options Exercisable	Weighted-Average Exercise Price

Balance as of June 27, 2020	8,618,204	$2.78	4,248,393	$2.78
Granted	-	$-	896,857	$3.48
Forfeited	(717,794)	$(3.26)	-	$-

Balance as of September 26, 2020	7,900,410	$2.74	5,145,250	$3.24

The aggregate intrinsic value of options outstanding was nil at both September 26, 2020 and June 27, 2020.

MEDMEN ENTERPRISES INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Three Months Ended September 26, 2020 and September 28, 2019
(Amounts Expressed in United States Dollars Unless Otherwise Stated)

15.	SHARE-BASED COMPENSATION (Continued)

LTIP Units and LLC Redeemable Units

A reconciliation of the beginning and ending balances of the LTIP Units and LLC Redeemable Units issued for compensation outstanding is as follows:

Weighted
	LTIP Units	LLC	Average
	Issued and	Redeemable	Grant Date
	Outstanding	Units	Fair Value

Balance as of June 27, 2020 and September 26, 2020	19,323,878	725,016	$0.52

Deferred Stock Units

Effective December 10, 2019, the Company’s board of directors approved a Deferred Share Unit (“DSU”) award under the Company’s Incentive Plan. The DSU award was for units to the Company’s non-management directors. Each director will be provided the Company’s Subordinate Voting Shares based on the duration of their term as a director up to $250,000 for a year of service ending August 2020. At September 26, 2020 and June 27, 2020, there was 1,283,567 units issued and outstanding. For the three months ended September 26, 2020 and September 28, 2019, compensation expense related to the DSU award was nil, was included in accounts payable and stock based compensation expense on the Company’s Condensed Consolidated Balance Sheets. As of September 26, 2020, the corresponding Subordinate Voting Share have not yet been issued to the directors. A reconciliation of the beginning and ending balance of DSUs outstanding is as follows:

	Issued and Outstanding	Weighted- Average Fair Value

Balance as of June 27, 2020	1,283,567	$0.38

Granted	-	$-

Balance as of September 26, 2020	1,283,567	$0.38

Restricted Stock Grants

During the three months ended September 26, 2020 and September 28, 2019, the Company granted an entitlement to 614,207 and 178,190, respectively, of restricted Subordinate Voting Shares to certain officers and directors. A reconciliation of the beginning and ending balance of restricted stock grants outstanding is as follows:

	Issued and Outstanding	Vested	Weighted- Average Fair Value

Balance as of June 27, 2020	7,159,164	192,459	$0.68

Granted	614,207	-	$0.29
Redemption of Vested Stock	(614,207)	(614,207)	$0.29
Vesting of Restricted Stock	-	628,873	$0.35

Balance as of September 26, 2020	7,159,164	207,125	$0.68

Certain restricted stock granted has vesting which is based on market conditions. For restricted stock that have no market condition vesting, the fair value was determined using the trading value of the Subordinate Voting Shares on the date of grant. For the restricted stock that have market condition vesting, these shares were valued using a Monte Carlo simulation model taking into account the trading value of the Company’s Subordinate Voting Shares on the date of grant and into the future encompassing a wide range of possible future market conditions.

MEDMEN ENTERPRISES INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Three Months Ended September 26, 2020 and September 28, 2019
(Amounts Expressed in United States Dollars Unless Otherwise Stated)

15.	SHARE-BASED COMPENSATION (Continued)

Warrants

A reconciliation of the beginning and ending balance of warrants outstanding is as follows:

	Number of Warrants Outstanding
	Subordinate Voting Shares	MedMen Corp Redeemable Shares	Total	Weighted-Average Exercise Price

Balance as of June 27, 2020	114,998,915	40,455,731	155,454,646	$0.59

Issued	110,757,575	70,455,726	181,213,301	$0.17
Cancelled	(1,080,226)	(40,455,731)	(41,535,957)	$(0.50)

Balance as of September 26, 2020	224,676,264	70,455,726	295,131,990	$0.34

During the three months ended September 26, 2020, 40,455,726 and 30,000,000 warrants were issued for MedMen Corp Redeemable Shares with an exercise price of $0.34 and $0.20, respectively, and expire through September 16, 2025. Additionally, 41,875,000, 3,293,413 and 3,500,000 warrants were issued for Subordinate Voting Shares with an exercise price of $0.20, $0.21 and $0.34, respectively, and expire through July 2, 2025.

The fair value of warrants exercisable for MedMen Corp Redeemable Shares was determined using the Black-Scholes option-pricing model with the following assumptions on the date of issuance:

	September 26,	June 27
	2020	2020

Weighted-Average Risk-Free Annual Interest Rate	0.12%	2.82%
Weighted-Average Expected Annual Dividend Yield	0%	0%
Weighted-Average Expected Stock Price Volatility	91.38%	82.93%
Weighted-Average Expected Life of Warrants	1 year	1 year

The fair value of warrants exercisable for the Company’s Subordinate Voting Shares was determined using the Black-Scholes option-pricing model with the following assumptions on the latest modification of September 16, 2020:

Weighted-Average Risk-Free Annual Interest Rate	0.08%
Weighted-Average Expected Annual Dividend Yield	0%
Weighted-Average Expected Stock Price Volatility	52.84%
Weighted-Average Expected Life of Warrants	0.6 year

Stock price volatility was estimated by using the historical volatility of the Company’s Subordinate Voting Shares and the average historical volatility of comparable companies from a representative peer group of publicly-traded cannabis companies. The expected life in years represents the period of time that warrants issued are expected to be outstanding. The risk-free rate was based on U.S. Treasury bills with a remaining term equal to the expected life of the warrants. 80,838,323 of warrants are cancelable if the Company meets certain cash flow metrics for two consecutive quarters. The effects of contingent cancellation feature were included in determining the fair value of the related warrants.

As of September 26, 2020 and June 27, 2020, warrants outstanding have a weighted-average remaining contractual life of 53.8 and 46.2 months, respectively.

MEDMEN ENTERPRISES INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Three Months Ended September 26, 2020 and September 28, 2019
(Amounts Expressed in United States Dollars Unless Otherwise Stated)

16.	LOSS PER SHARE

The following is a reconciliation for the calculation of basic and diluted loss per share for the three months ended September 26, 2020 and September 28, 2019:

	Three Months Ended
	September 26,	September 28,
	2020	2019

Net Loss from Continuing Operations Attributable to Shareholders of MedMen Enterprises, Inc.	$(19,237,687)	$(29,237,712)
Less: Deemed Dividend - Down Round Feature of Warrants	(4,883,467)	-
Net Loss from Continuing Operations Available to Shareholders of MedMen Enterprises, Inc.	$(24,121,154)	$(29,237,712)

Net Loss from Discontinued Operations	(2,682,175)	(3,855,053)

Weighted-Average Number of Shares Outstanding	423,187,218	191,711,038

Earnings (Loss) Per Share - Basic and Diluted:

From Continuing Operations Attributable to Shareholders of MedMen Enterprises, Inc.	$(0.06)	$(0.15)

From Discontinued Operations	$(0.01)	$(0.02)

Diluted loss per share is the same as basic loss per share as the issuance of shares on the exercise of convertible debentures, LTIP share units, warrants and share options is anti-dilutive.

17.	GENERAL AND ADMINISTRATIVE EXPENSES

During the three months ended September 26, 2020 and September 28, 2019, general and administrative expenses consisted of the following:

	September 26, 2020	September 28, 2019

Salaries and Benefits	$10,040,704	$20,901,335
Professional Fees	3,599,335	5,285,269
Rent	8,607,733	7,134,515
Licenses, Fees and Taxes	3,250,878	2,321,899
Other General and Administrative	6,184,954	18,451,931

Total General and Administrative Expenses	$31,683,604	$54,094,949

MEDMEN ENTERPRISES INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Three Months Ended September 26, 2020 and September 28, 2019
(Amounts Expressed in United States Dollars Unless Otherwise Stated)

18.	PROVISION FOR INCOME TAXES AND DEFERRED INCOME TAXES

The following table summarizes the Company’s income tax expense and effective tax rates for the three months ended September 26, 2020 and September 28, 2019:

	Three Months Ended
	September 26, 2020	September 28, 2019

Loss from Continuing Operations Before Provision for Income Taxes	$(19,826,666)	$(77,379,010)
Income Tax Expense	(10,338,562)	(6,020,522)
Effective Tax Rate	(52.04)%	(10.67)%

Historically, the Company has computed its provision for income taxes under the discrete method which treats the year-to-date period as if it were the annual period and determines the income tax expense or benefit on that basis. For the three months ended September 28, 2020, the Company has calculated its provision for income taxes during its interim reporting periods by applying an estimate of the annual effective tax rate for the full year “ordinary” income or loss for the respective reporting period. Historically, the discrete method was applied due to the reliability of the estimate the annual effective tax rate. The Company believes that, at this time, the use of the estimated annual tax rate is more appropriate under FASB Interpretation No. 18 an interpretation of APB Opinion No. 28 than the discrete method given the Company’s utilization of its forecast.

As the Company operates in the legal cannabis industry, the Company is subject to the limits of IRC Section 280E for U.S. federal, Illinois state, Florida state and New York state income tax purposes under which the Company is only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E. However, the State of California does not conform to IRC Section 280E and, accordingly, the Company deducts all operating expenses on its California Franchise Tax Returns.

Since IRC Section 280E was not applied in the California Franchise Tax returns, the Company has approximately $76,700,000 of gross California net operating losses which begin expiring in 2038 as of June 27, 2020. The Company has evaluated the realization of its California net operating loss tax attribute and has determined under the more likely than not standard that $2,500,000 will not be realized.

The effective tax rate for the three months ended September 28, 2020 varies widely from the three months ended September 28, 2019, respectively, primarily due to the Company reporting increased expenses subject to IRC Section 280E relative to pre-tax book loss. The Company incurred a large amount of expenses that were not deductible due to IRC Section 280E limitations which resulted in income tax expense being incurred while there were pre-tax losses for the three months ended September 2020.

The federal statute of limitation remains open for the 2017 tax year to the present. The state income tax returns generally remain open for the 2016 tax year through the present. Net operating losses arising prior to these years are also open to examination if and when utilized.

MEDMEN ENTERPRISES INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Three Months Ended September 26, 2020 and September 28, 2019
(Amounts Expressed in United States Dollars Unless Otherwise Stated)

19.	COMMITMENTS AND CONTINGENCIES

Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of these regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulations as of September 26, 2020 and June 27, 2020, marijuana regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties or restrictions in the future.

Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of September 26, 2020, there were no pending or threatening lawsuits that could be reasonably assessed to have resulted in a probable loss to the Company in an amount that can be reasonably estimated. As such, no accrual has been made in the Consolidated Financial Statements relating to claims and litigations. As of September 26, 2020, there are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party to the Company or has a material interest adverse to the Company’s interest.

In July 2018, a legal claim was filed against the Company related to alleged misrepresentations in respect of a financing transaction completed in May 2018. The claimant is seeking damages of approximately $2,200,000. The Company believes the likelihood of a loss contingency is remote. As a result, no amount has been set up for potential damages in these financial statements.

In late January 2019, the Company’s former Chief Financial Officer (“CFO”) filed a complaint against MM Enterprises in the Superior Court of California, County of Los Angeles, seeking damages for claims relating to his employment. The Company is currently defending against this lawsuit, which seeks damages for wrongful termination, breach of contract, and breach of implied covenant of good faith. The former CFO’s employment agreement provided for the payment of severance in the event of termination without cause. The Company disputes the claims set forth in this lawsuit and believes that the outcome is neither probable nor estimable; therefore, no amounts have been accrued in relation to the claim.

In March 2020, litigation was filed against the Company related to a purchase agreement for a previous acquisition. The Company is currently defending against this lawsuit, which seeks damages for fraudulent inducement and breach of contract. The Company believes the likelihood of a loss contingency is neither probable nor remote and the amount cannot be estimated reliably. As such, no amount has been accrued in these financial statements.

In May 2020, litigation was filed against the Company related to a purchase agreement and secured promissory note for a previous acquisition. The Company is currently defending against this lawsuit, which claims for breach of contract, breach of implied covenant of good faith and fair dealing, common law fraud and securities fraud. The plaintiffs are seeking damages for such claims in which the amount is currently not reasonably estimable. Therefore, pursuant to ASC 450, “Contingencies”, a liability has not been recorded in these Condensed Consolidated Financial Statements. As a result of the pending claims, access to records have been withheld by the plaintiffs. See “Note 22 – Discontinued Operations” for further discussion.

In September 2020, a legal dispute was filed against the Company related to the separation of a former officer in which the severance issued is currently being disputed. The Company believes the likelihood of loss is remote. As a result, no amount has been set up for potential damages in these financial statements.

A legal dispute has been filed against the Company and is currently in arbitration. The dispute is at an early stage and the Company believes that a loss contingency as a result of the settlement is reasonably possible; however the amount is not estimable. Accordingly, no amount has been accrued in relation to the dispute.

MEDMEN ENTERPRISES INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Three Months Ended September 26, 2020 and September 28, 2019
(Amounts Expressed in United States Dollars Unless Otherwise Stated)

20.	RELATED PARTY TRANSACTIONS

All related party balances due from or due to the Company as of September 26, 2020 and June 27, 2020 did not have any formal contractual agreements regarding payment terms or interest.

As of September 26, 2020 and June 27, 2020, amounts due from related parties were as follows:

		September 26,	June 27,
Name and Relationship to Company	Transaction	2020	2020

MMOF GP II, LLC (“Fund LP II”), an entity which Mr. Adam Bierman, Mr. Andrew Modlin and Mr. Christopher Ganan each holds 33.3% indirect voting interest. The shareholders each hold 27.1% of indirect equity interest in Fund LP II, the General Partner of Fund II, which both hold equity interests in a subsidiary of the Company. (1)	Management Fees	$1,820,204	$1,820,204

MedMen Opportunity Fund GP, LLC (“Fund LP”), an entity which Mr. Adam Bierman, Mr. Andrew Modlin and Mr. Christopher Ganan each holds 33.3% indirect voting interest. The shareholders each hold 24.2% of indirect equity interest in Fund LP, the General Partner of Fund I, which both hold equity interests in a subsidiary of the Company. (1)	Management Fees	1,289,514	1,289,513

Total Amounts Due from Related Parties		$3,109,718	$3,109,717

_____________________

(1) As of February 2020 and May 2020, Mr. Adam Bierman and Mr. Andrew Modlin, respectively, no longer held board or management positions and therefore as of September 26, 2020 are not related parties, however they were during the fiscal year ended June 27, 2020. As of September 26, 2020, Chris Ganan is a member of the Company’s board of directors and thus considered a related party under ASC 850, “Related Party Disclosures”.

As of September 26, 2020 and June 27, 2020, amounts due to related parties were as follows:

		September 26,	June 27,
Name and Relationship to Company	Transaction	2020	2020

Fund LP II, an entity which Mr. Adam Bierman, Mr. Andrew Modlin and Mr. Christopher Ganan each holds 33.3% indirect voting interest. The shareholders each hold 27.1% of indirect equity interest in Fund LP II, the General Partner of Fund II, which both hold equity interests in a subsidiary of the Company. (1)	Working Capital, Construction and Tenant Improvements, Lease Deposits and Cash Used for Acquisitions	$(1,093,896)	$(1,093,896)

Fund LP, an entity which Mr. Adam Bierman, Mr. Andrew Modlin and Mr. Christopher Ganan each holds 33.3% indirect voting interest. The shareholders each hold 24.2% of indirect equity interest in Fund LP, the General Partner of Fund I, which both hold equity interests in a subsidiary of the Company. (1)	Working Capital, Management Fees and Cash Used for Acquisitions	(1,986,697)	(1,986,697)

Other		(1,473,122)	(1,476,221)

Total Amounts Due to Related Parties		$(4,553,715)	$(4,556,814)

_____________________

(1) As of February 2020 and May 2020, Mr. Adam Bierman and Mr. Andrew Modlin, respectively, no longer held board or management positions and therefore as of September 26, 2020 are not related parties, however they were during the fiscal year ended June 27, 2020. As of September 26, 2020, Chris Ganan is a member of the Company’s board of directors and thus considered a related party under ASC 850, “Related Party Disclosures”.

MEDMEN ENTERPRISES INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Three Months Ended September 26, 2020 and September 28, 2019
(Amounts Expressed in United States Dollars Unless Otherwise Stated)

20.	RELATED PARTY TRANSACTIONS (Continued)

On December 11, 2019, the Company announced that Benjamin Rose, the Executive Chairman of the Board, was granted a limited proxy of 815,295 Class A Super Voting Shares, which represents 50% of the total Class A Super Voting Shares, for a period of one year. As a result of the proxy, Mr. Rose has joint control of the Company. Under ASC 850, “Related Party Disclosures”, Mr. Rose is a member of the key management personnel of Wicklow Capital, Inc. and accordingly, Wicklow Capital is a related party of the Company. In August 2020, the Company granted 102,519 deferred stock units to Mr. Rose. As of September 26, 2020, the corresponding Subordinate Voting Shares have not yet been issued to Mr. Rose.

As of September 26, 2020, the Company determined GGP to be a related party as a result of GGP having significant influence over the Company. See “Note 13 – Senior Secured Convertible Credit Facility” for a full disclosure of transactions and balances related to GGP.

In March 2020, the Company entered into restructuring plan and retained interim management and advisory firm, Sierra Constellation Partners (“SCP”). As part of the engagement, Tom Lynch was appointed as Interim Chief Executive Officer and Chief Restructuring Officer, and Tim Bossidy was appointed as Interim Chief Operating Officer. Mr. Lynch is a Partner and Senior Managing Director at SCP. Mr. Bossidy is a Director at SCP. As of September 26, 2020, the Company had paid $699,322 in fees to SCP for interim management and restructuring support.

21.	SEGMENTED INFORMATION

The Company currently operates in one segment, the production and sale of cannabis products, which is how the Company’s Chief Operating Decision Maker managers the business and makes operating decisions. The Company’s cultivation operations are not considered significant to the overall operations of the Company. Intercompany sales and transactions are eliminated in consolidation.

MEDMEN ENTERPRISES INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Three Months Ended September 26, 2020 and September 28, 2019
(Amounts Expressed in United States Dollars Unless Otherwise Stated)

22.	DISCONTINUED OPERATIONS

During the fiscal second quarter of 2020, the Company contemplated the divesture of non-core assets and management entered into a plan to sell its operations in the state of Arizona. During the fiscal year ended June 27, 2020, the Company entered into binding and non-binding term sheets and began separate negotiations to sell its operations in the state of Arizona, including the related management entities, for total gross proceeds of approximately $25,500,000. As of September 26, 2020, the contemplated transactions are subject to customary closing conditions and is expected to close within the next twelve months. After the close of the transaction, there will be no continued involvement with the sellers.

Consequently, assets and liabilities allocable to the operations within the state of Arizona were classified as a disposal group. The assets associated with the Arizona disposal group have been measured at the lower of its carrying amount or FVLCTS. Revenue and expenses, gains or losses relating to the discontinuation of Arizona operations have been eliminated from profit or loss from the Company’s continuing operations and are shown as a single line item in the Consolidated Statements of Operations. For the fiscal first quarter of 2021, net loss from discontinued operations does not include revenue and expenses and gains or losses from Kannaboost Technology Inc. and CSI Solutions LLC (collectively referred to as “Level Up”), which include retail locations in Scottsdale and Tempe and cultivation and production facilities in Tempe and Phoenix. Refer to “Note 19 - Commitments and Contingencies” for information regarding the pending litigation.

The Company will continue to operate the Arizona operations until the ultimate sale of the disposal group. Net operating loss of the discontinued operations and the gain or loss from re-measurement of assets and liabilities classified as held for sale are summarized as follows:

	September 26,	September 28,
	2020	2019

Revenue	$1,599,990	$4,304,749
Cost of Goods Sold	1,268,752	3,880,606

Gross Profit	331,238	424,143

Expenses:
General and Administrative	976,611	1,823,752
Sales and Marketing	6,501	948
Depreciation and Amortization	49,142	499,328

Total Expenses	1,032,254	2,324,028

Income (Loss) from Operations	(701,016)	(1,899,885)

Other Expense (Income):
Other Expense	37,056	5,385

Total Other Expense	37,056	5,385

Loss on Discontinued Operations Before Provision for Income Taxes	(738,072)	(1,905,270)
Provision for Income Tax (Expense) Benefit	(1,944,103)	(1,949,783)

Loss on Discontinued Operations	$(2,682,175)	$(3,855,053)

MEDMEN ENTERPRISES INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Three Months Ended September 26, 2020 and September 28, 2019
(Amounts Expressed in United States Dollars Unless Otherwise Stated)

22.	DISCONTINUED OPERATIONS (Continued)

The carrying amounts of assets and liabilities in the disposal group are summarized as follows:

	September 26,	June 27,
	2020	2020

Carrying Amounts of the Assets Included in Discontinued Operations:

Cash and Cash Equivalents	$319,834	$522,966
Accounts Receivable	239,702	274,886
Prepaid Expenses	59,921	74,622
Inventory	3,241,697	3,323,978
Other Current Assets	65,851	64,600

TOTAL CURRENT ASSETS (1)

Property and Equipment, Net	4,224,082	4,288,808
Operating Lease Right-of-Use Assets	5,136,228	5,257,327
Intangible Assets, Net	7,298,804	7,260,288
Other Assets	117,275	113,576

TOTAL NON-CURRENT ASSETS (1)

TOTAL ASSETS OF THE DISPOSAL GROUP CLASSIFIED AS HELD FOR SALE	$20,703,394	$21,181,051

Carrying Amounts of the Liabilities Included in Discontinued Operations:
Accounts Payable and Accrued Liabilities	$1,732,280	$2,126,162
Income Taxes Payable	2,818,170	946,679
Other Current Liabilities	22,462	22,747
Current Portion of Operating Lease Liabilities	379,529	385,699

TOTAL CURRENT LIABILITIES (1)

Operating Lease Liabilities, Net of Current Portion	5,199,132	5,300,936
Deferred Tax Liabilities	6,278,078	6,278,079

TOTAL NON-CURRENT LIABILITIES (1)

TOTAL LIABILITIES OF THE DISPOSAL GROUP CLASSIFIED AS HELD FOR SALE	$16,429,651	$15,060,302

_____________________

(1) The assets and liabilities of the disposal group classified as held for sale are classified as current on the Condensed Consolidated Balance Sheets as of September 26, 2020 because it is probable that the sale will occur and proceeds will be collected within one year.

MEDMEN ENTERPRISES INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Three Months Ended September 26, 2020 and September 28, 2019
(Amounts Expressed in United States Dollars Unless Otherwise Stated)

23.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through December 7, 2020, which is the date these unaudited interim Condensed Consolidated Financial Statements were issued, and has concluded that the following subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the notes to the Consolidated Financial Statements.

Senior Secured Term Loan Facility

On October 30, 2020, the Company closed on incremental term loans totaling approximately $7,700,000 under its existing Facility with Hankey Capital at an interest rate of 18.0% per annum of which 12.0% shall be paid in cash monthly in arrears; and 6.0% shall accrue monthly to the outstanding principal as payment-in-kind. In connection with the funding, the Company issued 77,052,790 warrants each exercisable at $0.20 per share for a period of five years.

Unsecured Convertible Facility

On September 28, 2020, the Company closed on a second tranche of $1,000,000 under its existing unsecured convertible facility with a conversion price of $0.17 per Subordinate Voting Share. In connection with the second tranche, the Company issued 3,777,475 warrants with an exercise price of $0.21 per Subordinate Voting Share. On November 20, 2020, the Company closed on a third tranche of $1,000,000 under the facility with a conversion price of $0.17 per Subordinate Voting Share. In connection with the third tranche, the Company issued 3,592,326 warrants with an exercise price of $0.21 per share.

Sale of Assets

Subsequent to September 26, 2020, Level Up was sold at auction for a sales price of approximately $25,000,000.

24.	RECLASSIFICATIONS

Certain comparative amounts have been reclassified to conform with current period presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of MedMen Enterprises Inc. (“MedMen Enterprises”, “MedMen” or the “Company”) is for the three months ended September 26, 2020. The following discussion should be read in conjunction with, and is qualified in its entirety by, the unaudited condensed consolidated financial statements and the accompanying notes presented in Item 1 of this Form 10-Q and those discussed in Item 13 of the Company’s Registration Statement on Form 10 (the “Form 10”) originally filed with the SEC on August 24, 2020, and as subsequently amended. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below for many reasons, including the risks described in “Disclosure Regarding Forward-Looking Statements,” Item 1A—”Risk Factors” and elsewhere in this Form 10-Q.

We are a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act. Accordingly, we have omitted certain information called for by this Item as permitted by applicable scaled disclosure rules.

Basis of Presentation

All references to “$” and “dollars” refer to U.S. dollars. References to C$ refer to Canadian dollars. Certain totals, subtotals and percentages throughout this MD&A may not reconcile due to rounding.

Fiscal Period

The Company’s fiscal year is a 52/53 week year ending on the last Saturday in June. In a 52-week fiscal year, each of the Company’s quarterly periods will comprise 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. The Company’s first 53-week fiscal year will occur in fiscal year 2024. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in June and the associated quarters, months and periods of those fiscal years. For the current interim period, the three months ended September 26, 2020 and September 28, 2019 refer to the 13 weeks ended therein.

Selected Financial Data

The following table sets forth the Company’s selected consolidated financial data for the periods, and as of the dates, indicated. The Condensed Consolidated Statements of Operations data for the three months ended September 26, 2020 and September 28, 2019 have been derived from the unaudited interim Condensed Consolidated Financial Statements of the Company and its subsidiaries, which are included in Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”).

The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and the unaudited interim Condensed Consolidated Financial Statements and related notes presented in Item 1 of this Form 10-Q. The Company’s unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and on a going concern basis that contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business.

	Three Months Ended
	September 26,	September 28,
($ in Millions)	2020	2019

Revenue	$35.6	$39.7
Gross Profit	$16.8	$19.4
Loss from Operations	$(8.1)	$(51.6)
Total Other Expense	$11.8	$25.8
Net Loss from Continuing Operations	$(30.2)	$(83.4)
Net Loss from Discontinued Operations	$(2.7)	$(3.9)
Net Loss	$(32.8)	$(87.3)
Net Loss Attributable to Non-Controlling Interest	$(10.9)	$(54.2)
Net Loss Attributable to Shareholders of MedMen Enterprises Inc.	$(21.9)	$(33.1)

Adjusted Net Loss from Continuing Operations (Non-GAAP)	$(35.0)	$(53.8)
EBITDA from Continuing Operations (Non-GAAP)	$3.4	$(55.5)
Adjusted EBITDA from Continuing Operations (Non-GAAP)	$(11.7)	$(31.9)

Quarterly Highlights

Continued Strategic Partnership with Gotham Green Partners

On April 23, 2019, the Company secured a senior secured convertible credit facility (the “GGP Facility”) to provide up to $250.0 million in gross proceeds, arranged by Gotham Green Partners (“GGP”). The GGP Facility has been accessed to date through issuances to the lenders of convertible senior secured notes (“GGP Notes”) co-issued by the Company and MM Can USA, Inc. (“MM CAN” or “MedMen Corp.”). As of September 26, 2020, the Company has drawn down on a total of $155.0 million on the GGP Facility, of which $5.0 million was funded during the three months ended September 26, 2020 as described below.

During the three months ended September 26, 2020, the Company amended and restated the GGP Facility on July 2, 2020. Refer to “Note 13 – Senior Secured Convertible Credit Facility” of the unaudited interim condensed consolidated financial statements for the three months ended September 26, 2020 and September 28, 2019.

On September 14, 2020, the Company had drawn down $5,000,000 through Tranche IA-2 of the GGP Facility. In connection with the funding of Tranche IA-2, the Company issued 25,000,000 warrants to the lenders at an exercise price of $0.20 per share. In addition, 1,080,255 existing warrants were cancelled and replaced with 16,875,001 warrants with an exercise price of $0.20 per share.

On September 16, 2020, the down round feature on the convertible notes and warrants issued in connection with Tranche 4, Incremental Advances and certain amendment fees was triggered wherein the exercise price was adjusted to $0.17 per share. The value of the effect of the down round feature on convertible notes and warrants was determined to be $21,672,272 and $4,883,467, respectively. The effect related to convertible notes was recognized as additional debt discount and an increase in additional paid-in-capital. The effect related to warrants was recognized as a deemed distribution and an increase in additional paid-in capital.

Secured Term Loan Amendment

In October 2018, MedMen Corp. completed a $77,675,000 senior secured term loan (the “2018 Term Loan”) with funds managed by Hankey Capital, LLC and with an affiliate of Stable Road Capital. On January 14, 2020, the 2018 Term Loan was amended wherein the maturity date was extended to January 31, 2022 and the interest rate was increased to a fixed rate of 15.5% per annum, of which 12.0% will be payable monthly in cash based on the outstanding principal and 3.5% will accrue monthly to the principal amount of the debt as a payment-in-kind. Certain ownership interests of the Company’s subsidiaries have been pledged as security for the obligations under the 2018 Term Loan. Additionally, the Company guaranteed the obligations of MedMen Corp. under the 2018 Term Loan. The principal amount of the 2018 Term Loan has been and is anticipated to be used for acquisitions, capital expenditures and other corporate purposes.

On July 2, 2020, the Company further amended the 2018 Term Loan wherein the interest rate of 15.5% per annum will accrue monthly to the principal amount of the debt as a payment-in-kind effective March 1, 2020 through July 2, 2021 and thereafter until maturity on January 31, 2022, 7.75% interest per annum will be payable monthly in cash and 7.75% interest per annum will be paid-in-kind. Certain reporting and financial covenants were added and amended, and the minimum liquidity covenant was waived until September 30, 2020. The Company may request an increase to the 2018 Term Loan through December 31, 2020 to be funded through incremental term loans. As consideration for the amendment, the Company cancelled 20,227,863 existing warrants exercisable at $0.60 per share held by the lenders of the 2018 Term Loan, and MM CAN issued 20,227,863 warrants at $0.34 per share that are exercisable until July 2, 2025.

On September 16, 2020, the Company executed an amendment to the 2018 Term Loan in which the funds available under the facility was increased by $12,000,000, of which $5,700,000 was fully committed by the lenders through October 31, 2020. The additional funds accrue interest at 18.0% per annum wherein 12.0% will be paid in cash monthly in arrears and 6.0% per annum accrues monthly as payment-in-kind. As consideration for the amendment, the Company cancelled 20,227,863 existing warrants held by the lenders exercisable at $0.60 per share, and MM CAN issued 20,227,863 warrants exercisable at $0.34 per share until September 16, 2025.

As of September 26, 2020, the Company closed on an incremental term loan of $3,000,000 under the amended 2018 Term Loan. In connection with the incremental term loan, MM CAN issued 30,000,000 warrants with an exercise price of $0.20 per share until December 31, 2025. The newly issued warrants may be exercised at the election of their holders on a cashless basis.

On September 16, 2020, the down round feature on the warrants issued in connection with the incremental term loan of $3,000,000 on September 16, 2020 was triggered wherein the exercise price was adjusted to $0.17 per share. The value of the effect of the down round feature was determined to be $259,736 and recognized as an increase in additional paid-in capital.

Unsecured Convertible Facility

On September 16, 2020, the Company entered into an unsecured convertible debenture facility for total available proceeds of $10,000,000 wherein the convertible debentures will have a conversion price equal to the closing price on the trading day immediately prior to the closing date, a maturity date of 24 months from the date of issuance and will bear interest at a rate of 7.5% per annum payable semi-annually in cash. The unsecured facility is callable in additional tranches in the amount of $1,000,000 each, up to a maximum of $10,000,000 under all tranches. The timing of additional tranches can be accelerated based on certain conditions. The debentures provide for the automatic conversion into Subordinate Voting Shares in the event that the VWAP is 50% above the conversion price on the CSE for 45 consecutive trading days. On September 16, 2020, the Company closed on an initial $1,000,000 under the facility with a conversion price of $0.17 per Subordinate Voting Share. In connection with the initial tranche, the Company issued 3,293,413 warrants with an exercise price of $0.21 per share.

Subsequent to the fiscal first quarter of 2021, on October 1, 2020, the Company closed on a second tranche of $1,000,000 under the facility with a conversion price of $0.17 per Subordinate Voting Share. In connection with the second tranche, the Company issued 3,777,472 warrants with an exercise price of $0.21 per share. On November 20, 2020, the Company closed on a third tranche of $1,000,000 under the facility with a conversion price of $0.17 per Subordinate Voting Share. In connection with the third tranche, the Company issued 3,592,326 warrants with an exercise price of $0.21 per share.

Landlord Support for Company Turnaround

The Company currently has lease arrangements with affiliates of Treehouse Real Estate Investment Trust (the “REIT”), which include 14 retail and cultivation properties across the U.S. On July 3, 2020, the Company announced modifications to its existing lease arrangements with the REIT, in which the REIT agreed to defer a portion of total current monthly base rent for the 36-month period between July 1, 2020 and July 1, 2023. The total amount of all deferred rent accrues interest at 8.6% per annum during the deferral period. As consideration for the rent deferral, the Company issued 3,500,000 warrants to the REIT, each exercisable at $0.34 per share for a period of five years. As part of the agreement, the Company will pursue a partnership with a cannabis cultivation company for the Company’s Desert Hot Springs and Mustang facilities that are leased from the REIT in order to continue the Company’s focus on retail operations.

Discontinued Operations

On November 15, 2019, the Company announced its plan to sell its operations in the state of Arizona. As a result, assets and liabilities allocable to the operations within the state of Arizona were classified as held for sale. In addition, revenue and expenses, gains or losses relating to the discontinuation of Arizona operations were classified as discontinued operations and were eliminated from profit or loss from the Company’s continuing operations for all periods presented. Discontinued operations are presented separately from continuing operations in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows.

Assets Held of Sale

On July 1, 2020, the Company received $10,000,000 upon the signing of definite agreements for the sale of a cannabis retail license located in Evanston, Illinois. Of the total sales price of $20,000,000, the remaining amount is to be received subsequent to September 26, 2020. Transfer of the cannabis license is pending regulatory approval as of the filing of the Form 10-Q. On August 10, 2020, the Company transferred governance and control of MME Evanston Retail, LLC. All assets and liabilities related to Evanston as of September 26, 2020 are excluded from the Company’s Condensed Consolidated Balance Sheets and all profits or losses from the Evanston operations subsequent to August 10, 2020 are excluded from the Company’s Condensed Consolidated Statements of Operations.

During the three months ended September 26, 2020, the Company decided to sell a non-operational cannabis license in California wherein management discussions contemplated the total consideration to be $3,500,000 cash paid within thirty days following the date of close and equity consideration equal to $250,000. Accordingly, the assets and liabilities related to this subsidiary were classified as held for sale in the Condensed Consolidated Balance Sheets as of September 26, 2020 and September 28, 2019.

Factors Affecting Performance

Company management believes that the nascent cannabis industry represents an extraordinary opportunity in which the Company’s performance and success depend on a number of factors:

•

Market Expansion. The Company’s success in achieving a desirable retail footprint is attributable to its market expansion strategy, which was a key driver of revenue growth. The Company exercises discretion in focusing on investing in retail locations that can deliver near term increased earnings to the Company.

•

Retail Growth. MedMen stores are located in premium locations in markets such as New York, California, Nevada, Illinois and Florida. As it continues to increase sales, the Company expects to leverage its retail footprint to develop a robust distribution model.

•

Direct-to-Consumer Channel Rollout. MedMen Delivery is available in California. The Company benefited from increased traction with in-store pickup as well as delivery service, curbside pickup and loyalty rewards program.

•

COVID-19. On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. While the ultimate severity of the outbreak and its impact on the economic environment is uncertain, the Company is monitoring this closely. The Company’s business depends on the uninterrupted operation of its stores and facilities. In the event that the Company were to experience widespread transmission of the virus at one or more of the Company’s stores or other facilities, the Company could suffer reputational harm or other potential liability. To date, the Company has generally implemented certain safety measures to ensure the safety of its customers and associates, which may have the effect of discouraging shopping or limiting the occupancy of our stores. These measures, and any additional measures that have been and may continue to be taken in response to the COVID-19 pandemic, have substantially decreased and may continue to decrease, the number of customers that visit our stores which has had, and will likely continue to have a material adverse effect on our business, financial condition and results of operations. The ultimate magnitude of COVID-19, including the extent of its overall impact on our financial and operational results cannot be reasonably estimated at this time; however, the Company has experienced significant declines in sales. The overall impact will depend on the length of time that the pandemic continues, the extent to which it affects our ability to raise capital, and the effect of governmental regulations imposed in response to the pandemic as well as uncertainty regarding all of the foregoing. At this time, it is unclear how long these measures may remain in place, what additional measures maybe imposed, or when our operations will be restored to the levels that existed prior to the COVID-19 pandemic.

Trends

MedMen is subject to various trends that could have a material impact on the Company, its financial performance and condition, and its future outlook. A deviation from expectations for these trends could cause actual results to differ materially from those expressed or implied in forward-looking information included in this MD&A and the Company’s financial statements. These trends include, but are not limited to, the liberalization of cannabis laws, popular support for cannabis legalization, and balanced supply and demand in states. Refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 2 of the Company’s Form 10.

Components of Results of Operations

Revenue

For the three months ended September 26, 2020, the Company derives the majority of its revenue from direct sales to customers in its retail stores. Approximately 60% of revenue was generated from operations in California, with the remaining 40% from operations in New York, Nevada, Illinois and Florida. Revenue through retail stores is recognized upon delivery of the goods to the customer and when collection is reasonably assured, net of an estimated allowance for sales returns.

Cost of Goods Sold and Gross Profit

Gross profit is revenue less cost of goods sold. Cost of goods sold includes the costs directly attributable to product sales and includes amounts paid for finished goods, such as flower, edibles and concentrates, as well as packaging and other supplies, fees for services and processing, and also includes allocated overhead, which includes allocations of rent, administrative salaries, utilities and related costs. Cannabis costs are affected by various state regulations that limit the sourcing and procurement of cannabis product, which may create fluctuations in gross profit over comparative periods as the regulatory environment changes. Gross margin measures gross profit as a percentage of revenue.

Expenses

General and administrative expenses represent costs incurred in MedMen’s corporate offices, primarily related to personnel costs, including salaries, incentive compensation, benefits, share-based compensation and other professional service costs, including legal and accounting. Sales and marketing expenses consist of selling costs to support customer relationships and to deliver product to retail stores. It also includes a significant investment in marketing and brand activities and the corporate infrastructure required to support the ongoing business.

Income Taxes

MedMen is subject to income taxes in the jurisdictions in which it operates and, consequently, income tax expense is a function of the allocation of taxable income by jurisdiction and the various activities that impact the timing of taxable events. As the Company operates in the legal cannabis industry, the Company is subject to the limits of Internal Revenue Code (“IRC”) Section 280E under which the Company is only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E and a higher effective tax rate than most industries. However, the state of California does not conform to IRC Section 280E and, accordingly, the Company deducts all operating expenses on its California Franchise Tax Returns.

Three Months Ended September 26, 2020 Compared to Three Months Ended September 28, 2019

	Three Months Ended
	September 26,	September 28,
($ in Millions)	2020	2019	$ Change	% Change

Revenue	$35.6	$39.7	$(4.1)	(10)%
Cost of Goods Sold	18.8	20.3	(1.5)	(7)%
				-
Gross Profit	16.8	19.4	(2.6)	(13)%

Expenses:
General and Administrative	31.7	54.1	(22.4)	(41)%
Sales and Marketing	0.2	5.8	(5.6)	(97)%
Depreciation and Amortization	8.6	9.5	(0.9)	(9)%
Realized and Unrealized Loss on Changes in Fair Value of Contingent Consideration	0.3	2.3	(2.0)	(87)%
Impairment Expense	0.8	-	0.8	100%
Gain On Disposals of Assets, Restructuring Fees and Other Expenses	(16.7)	(0.7)	(16.0)	2,286%
				-
Total Expenses	24.9	71.0	(46.1)	(65)%

Loss from Operations	(8.1)	(51.6)	43.5	(84)%
				-
Other Expense (Income):
Interest Expense	11.1	8.2	2.9	35%
Interest Income	-	(0.4)	0.4	(100)%
Amortization of Debt Discount and Loan Origination Fees	3.2	3.1	0.1	3%
Change in Fair Value of Derivatives	(0.3)	(5.1)	4.8	(94)%
Realized and Unrealized Gain on Investments, Assets Held for Sale and Other Assets	(12.4)	(11.5)	(0.9)	8%
Loss on Extinguishment of Debt	10.1	31.6	(21.5)	(68)%
				-
Total Other Expense	11.7	25.9	(14.2)	(55)%
				-
Loss from Continuing Operations Before Provision for Income Taxes	(19.8)	(77.5)	57.7	(74)%
Provision for Income Tax Expense	(10.3)	(6.0)	(4.3)	72%
				-
Net Loss from Continuing Operations	(30.1)	(83.5)	53.4	(64)%
Net Loss from Discontinued Operations, Net of Taxes	(2.7)	(3.9)	1.2	(31)%

Net Loss	(32.8)	(87.4)	54.6	(62)%

Net Loss Attributable to Non-Controlling Interest	(10.9)	(54.2)	43.3	(80)%
				-
Net Loss Attributable to Shareholders of MedMen Enterprises Inc.	$(21.9)	$(33.2)	$11.3	(34)%

Adjusted Net Loss from Continuing Operations (Non-GAAP)	$(35.0)	$(53.8)	$18.8	(35)%
EBITDA from Continuing Operations (Non-GAAP)	$3.4	$(55.5)	$58.9	(106)%
Adjusted EBITDA from Continuing Operations (Non-GAAP)	$(11.7)	$(31.9)	$20.2	(63)%

Revenue

Revenue for the three months ended September 26, 2020 was $35.6 million, a decrease of $4.1 million, or 10%, compared to revenue of $39.7 million for the three months ended September 28, 2019. The decrease in revenue was primarily due to the impact of COVID-19 in overall retail traffic and tourism as further discussed below. During the three months ended September 26, 2020, MedMen had 26 active retail locations in the states of California, New York, Nevada, Arizona, Illinois and Florida, of which three were located within the state of Arizona and were classified as discontinued operations, compared to 27 active retail locations for the comparative prior period. During the fiscal first quarter of 2021, five retail locations in the state of Florida remained temporarily closed in order to redirect inventory from its Eustis facility to its highest performing stores and thus excluded from the number of active retail locations as of September 26, 2020. In addition, on July 30, 2020, the Company opened their Coral Shores location near Fort Lauderdale for a total of four active retail locations in Florida. As of September 26, 2020, the Company had 24 active retail locations related to continuing operations.

Despite the consistent number of active retail locations, the decrease in revenue was primarily related to the impact of the COVID-19 pandemic. The Company experienced decreased sales in certain locations within California and Nevada due to reduced foot traffic as a result of shelter-at-home orders, declining tourism, and social distancing restrictions within a retail establishment. Retail revenue for the three months ended September 26, 2020 in California and Nevada decreased $8.9 million and $1.9 million, respectively, compared to the three months ended September 28, 2019. In Illinois, Florida and New York, revenues have not been significantly impacted by COVID-19 and in some cases, retail locations in those markets have increased sales during the three months ended September 26, 2020. During the three months ended September 26, 2020, the Company pivoted to enhance its retail experience through better product assortment, customer service and purchasing options with an emphasis on curbside pickup and delivery in response to the COVID-19 pandemic. During the fiscal first quarter of 2021, the Company had to significantly modify store operations based on Centers for Disease Control and Prevention guidelines and local ordinances which limit in-store traffic for certain locations and consequently increased focus on direct-to-consumer delivery, including curbside pickup. MedMen expects to continue offering a variety of purchasing options for its customers to navigate through the COVID-19 pandemic, which is expected to increase revenues in the coming periods.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the three months ended September 26, 2020 was $18.8 million, a decrease of $1.5 million, or 7%, compared with $20.3 million of cost of goods sold for the three months ended September 28, 2019. Gross profit for the three months ended September 26, 2020 was $16.8 million, representing a gross margin of 47%, compared with gross profit of $19.4 million, representing a gross margin of 49%, for the three months ended September 28, 2019. The decrease in gross margin is primarily due to the decrease in revenue at a faster rate than the decrease in cost of goods sold as a result of the COVID-19 pandemic as described above, coupled with increased product, labor and overhead costs associated with the Company’s retail, cultivation and manufacturing expansion compared to the same period in the prior year. In particular, the Company ramped up its operations in the state of Florida during fiscal year 2020, resulting in cost of goods sold of $3.3 million for the three months September 26, 2020 compared to $0.7 million for the three months ended September 28, 2019.

For the three months ended September 26, 2020, the Company had 26 active retail locations in the states of California, New York, Nevada, Arizona, Illinois and Florida, of which three were located within the state of Arizona and were classified as discontinued operations, compared to 27 active retail locations for the comparative prior period. For the three months ended September 26, 2020, MedMen operated six cultivation and production facilities in the states of New York, Florida and Arizona, of which two were related to the operations within the state of Arizona that were classified as discontinued operations compared to six cultivation facilities for the three months ended September 28, 2019. As of the fiscal first quarter of 2021, the Company continues to evaluate strategic partnerships for its cultivation and production facilities in California and Nevada. During the fiscal fourth quarter of 2020, five retail locations in Florida were temporarily closed in order to shift supply levels from its Eustis facility to the Company’s highest-performing stores in Florida which remain closed as of September 26, 2020. MedMen expects costs of goods sold to increase at a slower rate than the increase in revenue in the coming periods as the Company restructures certain operations and divests licenses in non-core markets.

Total Expenses

Total expenses for the three months ended September 26, 2020 were $24.9 million, a decrease of $46.1 million, or 65%, compared to total expenses of $71.0 million for the three months ended September 28, 2019, which represents 70% of revenue for the three month ended September 26, 2020, compared to 179% of revenue for the three months ended September 28, 2019. The decrease in total expenses was attributable to the factors described below.

General and administrative expenses for the three months ended September 26, 2020 and September 28, 2019 were $31.7 million and $54.1 million, respectively, a decrease of $22.4 million, or 41%. General and administrative expenses have decreased primarily due to the Company’s efforts to reduce company-wide selling, general and administrative expenses (“SG&A”). Key drivers of the decrease in general and administrative expenses include overall corporate cost savings, strategic headcount reductions across various departments, and elimination of non-core functions and overhead in several departments, resulting in a decrease in payroll and payroll related expenses of $10.9 million, a decrease in share-based compensation expense of $5.4 million, and a decrease in professional fees of $1.7 million. Such decreases were offset by an increase in rent expense of $1.5 million due to new leases entered into as part of the Company’s expansion in Florida.

Sales and marketing expenses for the three months ended September 26, 2020 and September 28, 2019 were $0.2 million and $5.8 million, respectively, a decrease of $5.6 million, or 97%. The decrease in sales and marketing expenses is primarily attributed to the reduction in marketing and sales related spending compared to the same period in the prior year as part of the Company’s corporate cost reduction initiatives. During the three months ended September 26, 2020, the Company redefined its marketing initiatives geared towards the change in customer base to provide higher returns on advertising spend and reconfigured strategies to drive revenue growth through fiscal year 2021. For the fiscal first quarter of 2021, sales and marketing initiatives focused on the Company’s loyalty customers through the Buds Loyalty program which personalizes shopping recommendations and gives priority product access through local initiatives that relatively are low in cost and more based on human capital, compared to a traditional and digital paid media marketing campaign of $4.0 million during the three months ended September 28, 2019.

Depreciation and amortization for the three months ended September 26, 2020 and September 28, 2019 was $8.6 million and $9.5 million, respectively, a decrease of $0.9 million, or 9%. During the fiscal fourth quarter of 2020, the Company recognized impairment expense of $143.0 million on property and equipment and $39.0 million on intangible assets, resulting in an overall decrease in the asset balance and related depreciation and amortization expense in the current period compared to the three months ended September 28, 2019.

Realized and unrealized changes in fair value of contingent consideration for the three months ended September 26, 2020 and September 28, 2019 was $0.3 million and $2.3 million, respectively, a decrease of $2.0 million, or 87%. The contingent consideration is related to an acquisition of a California dispensary license during the fiscal first quarter of 2020 wherein the liability is remeasured at each reporting period.

Impairment expense for the three months ended September 26, 2020 and September 28, 2019 was $0.8 million and nil, respectively, an increase of $0.8 million, or 100%. The increase relates to the impairment of a California dispensary license transferred to assets held for sale during the three months ended September 26, 2020 in which the asset is measured at the lower of its carrying amount or FVLCTS upon classification.

Gain on disposals of assets, restructuring fees and other expenses for the three months ended September 26, 2020 and September 28, 2019 was $16.7 million and $0.7 million, respectively, an increase of $16.0 million, or 2,286%. The increase was primarily attributable to the $16.3 million gain related to the lease deferral with the REIT during the three months ended September 26, 2020 as the decrease in present value of lease payments was greater than the remaining net asset balance of finance lease assets.

Total Other Expense

Total other income for the three months ended September 26, 2020 was $11.7 million, a decrease of $14.2 million compared to total other expense of $25.9 million, or 55%, for the three months ended September 28, 2019. The decrease in total other expense was primarily attributable to a loss on extinguishment of debt of $32.2 million related to the First Amendment of the GGP Facility during the three months ended September 28, 2019 compared to a loss on extinguishment of debt of $10.1 million during the current period related to the July 2, 2020 amendment of the GGP Facility, resulting in a $21.5 million decrease in loss on extinguishment of debt. This was offset by a $4.8 million decrease in the unrealized gain on changes in fair value of derivatives which are based on the closing price of the Company’s warrants related to bought deals traded on the Canadian Securities Exchange under the ticker symbol “MMEN.WT” which have stabilized during the fiscal first quarter of 2021 compared to fiscal first quarter of 2020. In addition, interest expense of $11.1 million for the three months ended September 26, 2020 increased by $2.9 million compared to $8.2 million for the three months ended September 28, 2019 as a result of the Company’s higher debt balance in which during the fiscal first quarter of 2020, proceeds from issuances of the GGP Facility were $4.8 million and proceeds from issuances of notes payable, including the 2018 Term Loan and the Unsecured Convertible Facility, totaled $4.1 million.

Provision for Income Taxes

The provision for income taxes for the three months ended September 26, 2020 was $10.3 million compared to the provision for income taxes of $6.0 million for the three months ended September 28, 2019, primarily due to the Company reporting increased expenses subject to IRC Section 280E relative to pre-tax book loss. The Company incurred a large amount of expenses that were not deductible due to IRC Section 280E limitations which resulted in income tax expense being incurred while there were pre-tax losses for the three months ended September 26, 2020.

Net Loss

Net loss from continuing operations for the three months ended September 26, 2020 was $30.1 million, a decrease of $53.4 million, or 64%, compared to a net loss from continuing operations of $83.5 million for the three months ended September 28, 2019. The decrease in net loss from continuing operations was mainly attributable to the Company’s initiatives on focusing on cost efficiency within the corporate structure which includes strategic headcount reductions, elimination of non-core functions and overhead in several departments, renegotiation of ancillary cost to the business, as well as modifying sales and marketing strategies for the changing customer base as discussed above. In addition to the decrease loss on extinguishment of debt, the Company recognized a $16.3 million gain related to the REIT lease deferral during the fiscal first quarter of 2021. Net loss attributable to non-controlling interest for the three months ended September 26, 2020 was $10.9 million, resulting in net loss of $21.9 million attributable to the shareholders of MedMen Enterprises Inc. compared to $33.2 million for the three months ended September 28, 2019.

Non-GAAP Financial Measures

In addition to providing financial measurements based on GAAP, the Company provides additional financial metrics that are not prepared in accordance with GAAP. Management uses non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision-making, for planning and forecasting purposes and to evaluate the Company’s financial performance. These non-GAAP financial measures (collectively, the “non-GAAP financial measures”) are defined in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Form 10.

Non-GAAP financial measures are financial measures that are not defined under GAAP. Management believes that these non-GAAP financial measures assess the Company’s ongoing business in a manner that allows for meaningful comparisons and analysis of trends in the business, as they facilitate comparing financial results across accounting periods and to those of peer companies. The Company uses these non-GAAP financial measures and believes they enhance an investors’ understanding of the Company’s financial and operating performance from period to period. Management also believes that these non-GAAP financial measures enable investors to evaluate the Company’s operating results and future prospects in the same manner as management.

In particular, the Company continues to make investments in its cannabis properties and management resources to better position the organization to achieve its strategic growth objectives which have resulted in outflows of economic resources. Accordingly, the Company uses these metrics to measure its core financial and operating performance for business planning purposes. In addition, the Company believes investors use both GAAP and non-GAAP measures to assess management’s past and future decisions associated with its priorities and allocation of capital, as well as to analyze how the business operates in, or responds to, swings in economic cycles or to other events that impact the cannabis industry. However, these measures do not have any standardized meaning prescribed by GAAP and may not be comparable to similar measures presented by other companies in the Company’s industry. Accordingly, these non-GAAP financial measures are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

These non-GAAP financial measures exclude certain material non-cash items and certain other adjustments the Company believes are not reflective of its ongoing operations and performance. These financial measures are not intended to represent and should not be considered as alternatives to net income, operating income or any other performance measures derived in accordance with GAAP as measures of operating performance or operating cash flows or as measures of liquidity. These non-GAAP financial measures have important limitations as analytical tools and should not be considered in isolation or as a substitute for any standardized measure under GAAP. For example, certain of these non-GAAP financial measures:

•	exclude certain tax payments that may reduce cash available to the Company;

•	do not reflect any cash capital expenditure requirements for the assets being depreciated and amortized that may have to be replaced in the future;

•	do not reflect changes in, or cash requirements for, working capital needs; and

•	do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on debt.

Retail Performance

Within the cannabis industry, MedMen is uniquely focused on the retail component of the value chain. For the fiscal first quarter of 2021, the Company is providing detail with respect to earnings before interest, taxes, depreciation and amortization (“EBITDA”) attributable to the Company’s national retail operations to show how it is leveraging its retail footprint and strategically investing in the future. The table below highlights the Company’s national Retail Adjusted EBITDA Margin (Non-GAAP), which excludes corporate marketing expenses, distribution expenses, inventory adjustments, and local cannabis and excise taxes. Entity-wide Adjusted EBITDA (Non-GAAP) is presented in Item 2 “Reconciliations of Non-GAAP Financial Measures”.

	Fiscal Quarter Ended
	September 26,	June 27,
	2020	2020	$ Change	% Change
Gross Profit	$16.8	$11.0	$5.8	53%
Gross Margin Rate	47%	40%	7%	18%

Consolidated Revenue	$35.6	$27.4	$8.2	30%
Cultivation & Wholesale	(0.3)	-	(0.3)	100%
Non-Retail Revenue	(0.3)	-	(0.3)	100%
Retail Revenue	$35.3	$27.4	$7.9	29%

Consolidated Cost of Goods Sold	$18.8	$16.4	$2.4	15%
Cultivation & Wholesale	(2.5)	(3.1)	0.6	(19)%
Non-Retail Cost of Goods Sold	(2.5)	(3.1)	0.6	(19)%
Retail Cost of Goods Sold	$16.3	$13.3	$3.0	23%

Non-Retail Gross Margin	(2.2)	(3.1)	0.9	(29%)

Retail Gross Margin (Non-GAAP)	$19.0	$14.1	$4.9	35%
Retail Gross Margin Rate (Non-GAAP)	54%	51%	3%	7%

	Fiscal Quarter Ended
	September 26,	June 27,
	2020	2020	$ Change	% Change
Loss from Operations	$(8.1)	$(284.8)	$276.7	(97)%
Realized and Unrealized Loss on Changes in Fair Value of Contingent Consideration	0.3	0.5	(0.2)	(40)%
Impairment Expense	0.8	239.5	(238.7)	(100)%
Gain On Disposals of Assets, Restructuring Fees and Other Expenses	(16.7)	(0.2)	(16.5)	8,250%
Loss from Operations Before Excluded Items	$(23.7)	$(45.0)	$21.3	(47)%

Non-Retail Gross Margin	(2.2)	(3.1)	0.9	(29)%

Consolidated Operating Expenses (without Excluded Items)	$40.5	$56.0	$(15.5)	(28)%
Cultivation & Wholesale	(0.4)	(1.6)	1.2	(75)%
Corporate SG&A	(10.3)	(14.6)	4.3	(29)%
Pre-Opening Expenses	(5.9)	(5.3)	(0.6)	11%
Depreciation & Amortization	(8.6)	(15.9)	7.3	(46)%
Other	(2.5)	(6.2)	3.7	(60)%
Non-Retail Operating Expenses	(27.7)	(43.6)	15.9	(36)%
Direct Store Operating Expenses	$12.8	$12.4	$0.4	3%

Non-Retail EBITDA Margin	(29.9)	(46.7)	16.8	(36)%

Retail EBITDA Margin (Non-GAAP)	$6.2	$1.7	$4.5	265%
Retail EBITDA Margin Rate (Non-GAAP)	18%	6%	(4%)	(64)%

Local Taxes	0.4	1.1	(0.7)	(64)%
Distribution Expenses	0.8	0.8	-	-
Inventory Adjustments	(1.8)	(0.6)	(1.2)	200%
Total Adjustments	(0.6)	1.3	(1.9)	(146)%

Retail Adjusted EBITDA Margin (Non-GAAP)	$6.8	$0.4	$6.4	1,600%
Retail Adjusted EBITDA Margin Rate (Non-GAAP)	19%	1%	(7%)	(480)%

The non-GAAP retail performance measures demonstrate the Company’s four-wall margins which reflect the sales of the Company’s retail operations relative to the direct costs required to operate such dispensaries. Retail revenue is related to net sales from the Company’s stores, excluding non-retail revenue, such as cultivation and manufacturing revenue. Similarly, retail cost of goods sold and direct store operating expenses are directly related to the Company’s retail operations. Non-Retail Revenue includes revenue from third-party wholesale sales. Non-Retail Cost of Goods Sold includes costs directly related to third-party wholesale sales produced by the Company’s cultivation and production facilities, such as packaging, materials, payroll, rent, utilities, security, etc. While third-party sales were not significant for the fiscal quarter ended September 26, 2020, Non-Retail Cost of Goods Sold related to cultivation and wholesale operations was $2.5 million due to unallocated overages from increased production burn rate. Non-Retail Operating Expenses include ongoing costs related to the Company’s cultivation and wholesale operations, corporate spending, and pre-opening expenses. Non-Retail EBITDA Margin reflects the gross margins of the Company’s cultivation and wholesale operations excluding any related operating expenses. To determine the Company’s four-wall margins, certain costs that do not directly support the Company’s retail function are excluded from Retail EBITDA Margin, such as rent, payroll, security, insurance, office supplies and payment processing fees. Local taxes include cannabis sales and excise taxes imposed by municipalities in which the Company has active retail operations and vary by jurisdiction. Local taxes are not a cost required to directly operate the Company’s dispensaries, but rather a byproduct of retail operations. Distribution expenses relate to additional porter fees. Inventory adjustments consist of one-time write-offs related to unusual or infrequent events.

For the fiscal first quarter of 2021, system-wide retail revenue was $35.3 million across the Company’s operations in California, Nevada, New York, Illinois and Florida. This represents a 29% increase, or $7.9 million, over the fiscal fourth quarter of 2020 of $27.4 million. The increase in system-wide revenue was driven primarily by increased sales as consumer spending gradually returns to pre-COVID levels. In particular, certain retail locations in California and Nevada experienced an increase in sales during the fiscal first quarter of 2021 due to stores reopening from COVID and riot related closures during the fiscal fourth quarter of 2020. The execution of mobilizing curbside pickup and delivery during the fiscal quarter ended September 26, 2020 allowed increased revenues and will continue to be a significant part of the Company’s future as consumer purchasing habits continue to evolve. Retail Cost of Goods Sold (Non-GAAP) for the fiscal first quarter of 2021 was $16.3 million, representing a 23% increase, or $3.0 million, over the fiscal fourth quarter of 2020 of $13.3 million primarily due to the increase in revenues resulting from improved market conditions. During the fiscal first quarter of 2021, the Company opened its Coral Shores location near Fort Lauderdale, Florida and had not reopened the five temporarily closed locations, noting a total of four active retail locations in the state of Florida as of September 26, 2020.

Retail Gross Margin Rate (Non-GAAP), which is Retail Gross Margin (Non-GAAP) divided by Retail Revenue (Non-GAAP), for the fiscal first quarter of 2021 was 54%, compared to the fiscal fourth quarter of 2020 of 51% as a result of the factors described above. Retail Gross Margin (Non-GAAP) is Retail Revenue (Non-GAAP) less the related Retail Cost of Goods Sold (Non-GAAP).

The Company had an aggregate Retail Adjusted EBITDA Margin Rate (Non-GAAP), which is Retail Adjusted EBITDA Margin (Non-GAAP) divided by Retail Revenue (Non-GAAP), of 19% for the fiscal first quarter of 2021 which represents an increase compared to the 1% realized in the fiscal fourth quarter of 2020 primarily due to direct store operating expenses which include, but are not limited to, rent, utilities, payroll and payroll related expenses, employee benefits, and security. Direct store operating expenses increased $0.4 million, or 3%, compared to the fiscal fourth quarter of 2020, which is significantly less than the increase in retail revenue, primarily driven by a decrease in payroll expense as the Company implemented dynamic staffing model to reduce payroll spend while maintaining customer experience. The increase in direct store operating expenses of 3% was not commensurate with the increase in revenues of 29% during the fiscal first quarter of 2021, resulting in an overall increase in Retail EBITDA Margins (Non-GAAP) compared to the fiscal fourth quarter of 2020. Excluding local taxes, distribution expenses and inventory adjustments, Retail EBITDA Margin Rate (Non-GAAP) , which is Retail EBITDA Margin (Non-GAAP) divided by Retail Revenue (Non-GAAP),would have been 18% in the fiscal first quarter of 2021 versus 6% in the fiscal fourth quarter of 2020.

Reconciliations of Non-GAAP Financial Measures

The table below reconciles Net Loss from Continuing Operations to Adjusted Net Loss from Continuing Operations (Non-GAAP), Net Loss from Continuing Operations to EBITDA from Continuing Operations (Non-GAAP) and EBITDA from Continuing Operations (Non-GAAP) to Adjusted EBITDA from Continuing Operations (Non-GAAP) for the periods indicated.

	Three Months Ended
	September 26,	September 28,
($ in Millions)	2020	2019

Net Loss from Continuing Operations	$(30.2)	$(83.4)

Add (Deduct) Impact of:
Transaction Costs & Restructuring Costs	2.7	1.0
Share-Based Compensation	1.0	6.4
Provision for Income Taxes	10.3	6.0
Other Non-Cash Operating Costs (1)	(18.8)	16.2

Total Adjustments	(4.8)	29.6

Adjusted Net Loss from Continuing Operations (Non-GAAP)	$(35.0)	$(53.8)

Net Loss from Continuing Operations	$(30.2)	$(83.4)

Add (Deduct) Impact of:
Net Interest and Other Financing Costs	11.1	7.8
Provision for Income Taxes	10.3	6.0
Amortization and Depreciation	12.2	14.1

Total Adjustments	33.6	27.9

EBITDA from Continuing Operations (Non-GAAP)	$3.4	$(55.5)

EBITDA from Continuing Operations (Non-GAAP)	$3.4	$(55.5)

Add (Deduct) Impact of:
Transaction Costs & Restructuring Costs	2.7	1.0
Share-Based Compensation	1.0	6.4
Other Non-Cash Operating Costs (1)	(18.8)	16.2

Total Adjustments	(15.1)	23.6

Adjusted EBITDA from Continuing Operations (Non-GAAP)	$(11.7)	$(31.9)

(1)	Refer to detail of other non-cash operating costs below.

Other non-cash operating costs for the periods presented were as follows:

	Three Months Ended
	September 26,	September 28,
	2020	2019

Change in Fair Value of Derivative Liabilities	$(0.3)	$(5.1)
Change in Fair Value of Investments	(12.4)	(11.5)
Change in Fair Value of Contingent Consideration	0.3	2.3
Gain/Loss on Lease Modifications	(16.6)	(0.2)
Gain/Loss on Extinguishment of Debt	10.1	32.2
Gain/Loss from Disposal of Assets	(0.1)	(0.9)
Impairment Expense	0.8	-
Other Non-Cash Operating Costs	(0.5)	(0.7)

Total Other Non-Cash Operating Costs	$(18.8)	$16.2

During the three months ended September 26, 2020, the decrease of $53.2 million or 64% in Net Loss from Continuing Operations was primarily due to reductions in SG&A due to implementation of the Company’s cost reduction initiatives in addition to an extinguishment of debt recognized of $32.2 million during the three months ended September 28, 2019 compared to $10.1 million in the current period or a decrease of $22.1 million. In addition, during the three months ended September 26, 2020, the Company recognized a $16.6 million gain on lease modifications primarily due to the deferral of lease payments with the REIT. This is adjusted for transaction costs, restructuring costs, share-based compensation, other non-cash operating costs, interest and financing costs as a direct result of debt financings, income taxes related to the number of retail locations and cultivation and production facilities operated, and amortization and depreciation expense related to the Company’s retail stores, cultivation and production facilities. Adjusted Net Loss from Continuing Operations represents the profitability of the Company excluding unusual and infrequent expenditures and non-cash operating costs. Considering these adjustments, the Company had EBITDA from Continuing Operations (Non-GAAP), which is adjusted for interest and financing costs, income taxes, depreciation, and amortization, of $3.4 million for the three months ended September 26, 2020 compared to $(55.5) million for the three months ended September 28, 2019 as a result of a decrease of $22.4 million in general and administrative expenses and $5.6 million in sales and marketing expenses, noting EBITDA from Continuing Operations (Non-GAAP) includes a $34.8 million decrease in non-cash operating costs incurred during the first fiscal quarter of 2021 as compared to the same period in the prior fiscal year, primarily due to the loss on extinguishment of debt and gain on lease modifications as noted above. EBITDA from Continuing Operations (Non-GAAP) represents the Company’s current operating profitability and ability to generate cash flow.

For the three months ended September 26, 2020, the Company saw an improvement in Adjusted EBITDA from Continuing Operations (Non-GAAP) of $(11.7) million compared to $(31.9) million for the three months ended September 28, 2019. The Company utilized equity compensation as a tool to attract and retain employees and compensate corporate governance which decreased $5.4 million compared to the three months ended September 28, 2019 as a result of the Company’s turnaround plan implemented in November 2019 in which performance incentives where realigned and the organization was consolidated into a more centralized function. In addition to the exclusion of transaction costs, restructuring costs, share-based compensation, other non-cash operating costs, such as gains on lease modifications and losses on extinguishment of debt, are excluded from Adjusted EBITDA from Continuing Operations (Non-GAAP) to reflect earnings from regular operations. The financial performance of the Company is expected to further improve as the Company continues to focus on its turnaround plan and cost-optimization efforts and once all newly active retail locations have acclimatized to the geographic market and are fully operational. Refer to Item 2 “Liquidity and Capital Resources” for further discussion of management’s future outlook and executed strategic plan.

Refer to Item 2 “Retail Performance” above for reconciliations of Retail Adjusted EBITDA.

Corporate SG&A

Corporate-level general and administrative expenses across various functions including Marketing, Legal, Retail Corporate, Technology, Accounting and Finance, Human Resources and Security (collectively referred to as “Corporate SG&A”) are combined to account for a significant proportion of the Company’s total general and administrative expenses.

	Fiscal Quarter Ended
	September 26,	June 27,
($ in Millions)	2020	2020	$ Change	% Change

General and Administrative	$31.7	$39.9	$(8.2)	(21)%
Sales and Marketing	0.2	0.2	-	-

Consolidated SG&A	31.9	40.1	(8.2)	(20)%

Direct Store Operating Expenses	12.8	12.4	0.4	3%
Cultivation & Wholesale	0.4	1.6	(1.2)	(75)%
Pre-Opening Expenses	5.9	5.3	0.6	11%
Other	2.5	6.2	(3.7)	(60)%
Less: Non-Corporate SG&A	21.6	25.5	(3.9)	(15)%

Corporate SG&A as a Component of Adjusted EBITDA from Continuing Operations (Non-GAAP)	$10.3	$14.6	$(4.3)	(29)%

For the fiscal first quarter of 2021, Corporate SG&A (Non-GAAP) contributed $10.3 million to Adjusted EBITDA from Continuing Operations (Non-GAAP), representing a decrease of $4.3 million, or 29%, from the $14.6 million that Corporate SG&A (Non-GAAP) contributed to Adjusted EBITDA Loss from Continuing Operations (Non-GAAP) in the fiscal fourth quarter of 2020. The largest driver of the improvement was a reduction in headcount and marketing and technology related expenses as a result of the successful implementation of the Company’s cost-cutting plans announced on November 15, 2019. As part of its efforts to optimize Corporate SG&A (Non-GAAP), marketing spend is now focused on consumer engagement through digital content and mobile marketing targeting the Company’s changing customer base across multiple markets. Technology spend is now focused on driving revenue-generating activities, such as scaling MedMen’s curbside pickup and delivery platform, which has resulted in increased revenues during the fiscal first quarter of 2021. The Company expects additional improvements in reduction of Corporate SG&A (Non-GAAP) in the upcoming quarters.

Cash Flows

	Three Months Ended
	September 26,	September 28,
($ in Millions)	2020	2019	$ Change	% Change

Net Cash Used in Operating Activities	$(18.2)	$(42.1)	$23.9	(57)%
Net Cash Provided by (Used in) Investing Activities	9.7	(13.1)	22.8	(174)%
Net Cash Provided by Financing Activities	8.6	63.7	(55.1)	(86)%

Net Increase in Cash and Cash Equivalents	0.2	8.5	(8.3)	(98)%
Cash and Cash Equivalents, Beginning of Period	10.1	33.8	(23.7)	(70)%

Cash and Cash Equivalents, End of Period	$10.3	$42.2	$(31.9)	(76)%

Cash Flow from Operating Activities

Net cash used in operating activities was $18.2 million for the three months ended September 26, 2020, a decrease of $23.9 million, or 57%, compared to $42.1 million for the three months ended September 28, 2019. The decrease in cash used was primarily due to the results of the Company’s cost rationalization strategy which was implemented during the previous period. Specifically, general and administrative expenses as well as sales and marketing include corporate-level expenses across various functions including Marketing, Legal, Retail Corporate, Technology, Accounting and Finance, Human Resources and Security which are combined to account for a significant proportion of the Company’s total general and administrative and sales and marketing expenses, which decreased $22.4 million and $5.6 million, respectively, compared to the three months ended September 28, 2019.

Cash Flow from Investing Activities

Net cash provided by investing activities was $9.7 million for the three months ended September 26, 2020, a decrease of $22.8 million, or 174%, compared to $13.1 million used in the three months ended September 28, 2019. The decrease in net cash used in investing activities was primarily due the Company’s strategic plan to limit cash outlays and divest non-core assets. Net cash was positively impacted by a decrease in purchases of property and equipment of $18.0 million, a decrease in additions to intangible assets of $1.8 million, and a decrease in business combinations of $1.0 million. In addition, the Company received proceeds from the sale of assets of $10.0 million.

Cash Flow from Financing Activities

Net cash provided by financing activities was $8.6 million for the three months ended September 26, 2020, a decrease of $55.1 million, or 86%, compared to $63.7 million for the three months ended September 28, 2019. The decrease in change of net cash provided by financing activities was primarily due to a decrease of $38.9 million in the issuance of equity instruments for cash, a decrease of $7.0 million in proceeds from the issuance of notes payable, and a decrease of $20.2 million in proceeds from the credit facility with Gotham Green Partners. The decrease in debt and equity financings was offset by a decrease of $9.7 million in principal repayments on notes payable during the three months ended September 26, 2020 compared to the same period in the prior year.

Financial Condition

The following table summarizes certain aspects of the Company’s financial condition as of September 26, 2020 and June 27, 2020:

	September 26,	June 27,
($ in Millions)	2020	2020	$ Change	% Change

Cash and Cash Equivalents	$10.3	$10.1	$0.2	2%
Total Current Assets	$88.0	$84.0	$4.0	5%
Total Assets	$534.2	$574.3	$(40.1)	(7)%
Total Current Liabilities	$198.1	$189.2	$8.9	5%
Notes Payable, Net of Current Portion	$332.3	$319.2	$13.1	4%
Total Liabilities	$726.5	$751.2	$(24.7)	(3)%
Total Shareholders' Equity	$(192.3)	$(176.9)	$(15.4)	9%
Working Capital Deficit	$(110.1)	$(105.2)	$(4.9)	5%

As of September 26, 2020, the Company had $10.3 million of cash and cash equivalents and $110.1 million of working capital deficit, compared to $10.1 million of cash and cash equivalents and $105.2 million of working capital deficit as of June 27, 2020. In addition to the factors described in the “Cash Flows” section above, the increase in cash and cash equivalents was also associated with execution of the Company’s financial restructuring and turnaround plan to defer approximately $32.0 million in cash commitments over the next twelve months in which on July 2, 2020, the Company amended the GGP Facility and 2018 Term Loan wherein all interest payable through June 2021 will be paid-in-kind. Further, on July 2, 2020, the Company also amended its lease terms with the REIT wherein a portion of the total current monthly base rent will be deferred for the 36-month period between July 1, 2020 and July 1, 2023. The foregoing cash savings were partially offset by cash payments on operating lease liabilities, principal repayments of notes payable, and principal payments on finance lease liabilities during the three months ended September 26, 2020.

The $4.9 million increase in working capital deficit was primarily related to an increase of $6.7 million in other current assets related to the outstanding portion of the sales price for the sale of the retail location in Evanston, Illinois and a decrease in excise tax receivable, which was offset by a decrease of $3.2 million in assets held for sale related to the Company’s divestiture of non-core assets during the three months ended September 26, 2020. The net increase in current assets was coupled with an increase of $19.1 million in income taxes payable, a decrease of $7.7 million in other current liabilities primarily due to decreases in accrued interest which was capitalized to non-current notes payable as paid-in-kind during the fiscal first quarter of 2021, and a decrease of $3.3 million in accounts payable and accrued liabilities.

The Company’s working capital will be significantly impacted by continued growth in retail operations, operationalizing existing licenses, and the success of the Company’s cost-cutting measures. The ability to fund working capital needs will also be dependent on the Company’s ability to raise additional debt and equity financing.

Liquidity and Capital Resources

The primary need for liquidity is to fund working capital requirements of the business, including operationalizing existing licenses, capital expenditures, debt service and acquisitions. The primary source of liquidity has primarily been private and/or public financing and to a lesser extent by cash generated from sales. The ability to fund operations, to make planned capital expenditures, to execute on the growth/acquisition strategy, to make scheduled debt and rent payments and to repay or refinance indebtedness depends on the Company’s future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business and other factors, some of which are beyond its control. Liquidity risk is the risk that the Company will not be able to meet its financial obligations associated with financial liabilities. The Company manages liquidity risk through the management of its capital structure. The Company’s approach to managing liquidity is to ensure that it will have sufficient liquidity to settle obligations and liabilities when due.

As of September 26, 2020, the Company had $10.3 million of cash and cash equivalents and $110.1 million of working capital deficit, compared to $10.1 million of cash and cash equivalents and $105.2 million of working capital deficit as of June 27, 2020. For the three months ended September 26, 2020, the Company’s monthly burn rate, which was calculated as cash spent per month in operating activities, was approximately $6.1 million compared to a monthly burn rate of approximately $14.0 million for the three months ended September 28, 2019. During fiscal year 2020, in November 2019, the Company shifted its focus from an aggressive expansion strategy to a revised growth strategy focused on achieving profitability. During the three months ended September 26, 2020, management continued their efforts of executing the Company’s strategic plan to limit significant cash outlays and reduce the overall cash burn. As of September 26, 2020, cash generated from ongoing operations may not be sufficient to fund operations and, in particular, to fund the Company’s growth strategy in the short-term or long-term.

Subsequent to September 26, 2020, management continued to execute on its financial restructuring and turnaround plan to support the expansion of the Company’s retail footprint. The strategic plan includes, but is not limited to, capital raised subsequent to year-end, diverting interest and rent payments due in the near term, modifying covenants for additional flexibility and restructuring plans that have already been put in place to reduce corporate-level expenses, reduction in capital expenditures through a slow-down in new store buildouts, plans to divest non-core assets to raise non-dilutive capital, enhancements to its digital offering, including direct-to-consumer delivery and curbside pick-up in light of COVID-19 and a change in retail strategy to pass certain local taxes and payment processing fees to customers. The Company has also revamped its procurement process to restructure new vendor contracts with better margins. In addition, the Company is looking at new customer acquisition tools that will increase traffic and sales within existing stores and e-commerce platform as well as third-party technology and software to increase the returns on the Company’s existing tools. The Company will continue to focus on the optimization of SG&A expenses, including reducing payroll spend at retail locations by implementing a dynamic staffing model, reducing banking and payment processing fees, and reducing security spend. Management is in the process of leveraging the Company’s operating scale with a focus on high ROI initiatives through strategic opportunities that will allow the Company to maintain its leadership within the industry. Management is also exploring joint ventures on certain capital intensive projects that will bring in qualified partners to enable the Company to maintain their strong retail presence without having to deploy upfront capital. Further, the Company will continue to streamline operations and invest in core markets, with a focus on markets in which MedMen already has a leadership position in. The Company’s restructuring plan includes a market-based approach wherein strategic decisions vary by market considering regulatory and economic conditions, potential partnerships and synergies, and the Company’s position in that market. The Company continues to execute on its plan to achieve its growth and profitability goals.

The Company continues to explore avenues of raising additional funds from debt and equity financing subsequent to the three months ended September 26, 2020 to mitigate any potential liquidity risk. The Company intends to continue raising capital by utilizing debt and equity financings on an as needed basis. Management evaluated its financial condition as of September 26, 2020 in conjunction with recent financings and transactions which provide capital subsequent to the three months ended September 26, 2020 as discussed below.

Senior Secured Term Loan Facility

On October 30, 2020, the Company closed on incremental term loans totaling approximately $7.7 million under its existing senior secured facility with Hankey Capital at an interest rate of 18.0% per annum of which 12.0% shall be paid in cash monthly in arrears; and 6.0% shall accrue monthly to the outstanding principal as payment-in-kind. In connection with the funding, MM CAN issued 77,052,790 warrants each exercisable at $0.20 per share for a period of five years.

Unsecured Convertible Facility

On October 1, 2020, the Company closed on a second tranche of $1.0 million under its existing $10.0 million unsecured convertible debenture facility (“Unsecured Convertible Facility”) with certain institutional investors. Subject to certain conditions, the Company has the right to call additional tranches of $1.0 million each, no later than 20 trading days following the issuance of each tranche, including the initial tranche, up to a maximum of $10.0 million under all tranches. The timing of additional tranches can be accelerated based on certain conditions. The investors have the right to at least four additional tranches, with any such subsequent tranche to be at least $1.0 million. In connection with the second tranche, the Company issued 3,777,475 warrants with an exercise price of $0.21 per share. On November 20, 2020, the Company closed on a third tranche of $1.0 million under the facility with a conversion price of $0.17 per Subordinate Voting Share. In connection with the third tranche, the Company issued 3,592,326 warrants with an exercise price of $0.21 per share.

Sale of Assets

The Company received an additional $10,000,000 related to the divestiture of the Evanston retail license located in Illinois of which $8,000,000 cash (“Closing Cash Payment”) was received on November 16, 2020 (“Closing Date”) and $2,000,000 on or before the three month anniversary of the Closing Date and Closing Cash Payment. The $2,000,000 will be paid in the form of a secured promissory note in which interest will accrue at a rate of 2.0% interest rate per annum compounded annually and will mature as agreed upon between the Company and borrower. Management continues to seek buyers for divestiture of the Company’s other non-core assets, which include licenses and investments, to provide additional capital. Given the Company’s specialization in retail, management is revaluating its vertical integration strategy and identifying opportunities to realign the Company’s focus on the retail market.

Off-Balance Sheet Arrangements

The Company has no material undisclosed off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on its results of operations, financial condition, revenues or expenses, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies, Significant Judgments and Estimates and Recent Accounting Pronouncements

There have been no changes in critical accounting policies, estimates and assumptions from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10 for the fiscal year ended June 27, 2020 that have a significant effect on the amounts recognized in the interim consolidated financial statements as of and for the fiscal quarter ended September 26, 2020 except as described below. For more information on the Company’s critical accounting estimates, refer to the annual MD&A for the fiscal year ended June 27, 2020. A detailed description of our critical accounting policies and recent accounting pronouncements are detailed in Item 13 of the 2020 Form 10.

Down Round Features

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260)” wherein the amendments change the classification of certain equity-linked financial instruments (or embedded features) with down round features. For freestanding equity-classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with ASC 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. For freestanding equity-classified financial instruments, the value of the effect of the down round feature is measured as the difference in fair value of the financial instrument without the down round feature with a strike price corresponding to the stated strike price versus the reduced strike price upon the down round feature being triggered. The fair value is measured in accordance with the measurement guidance in ASC 820, “Fair Value Measurement” in which the Company utilizes the Black-Scholes pricing model. Convertible instruments with embedded conversion options that have down round features are subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). During the three months ended September 26, 2020, a down round feature present in the GGP Facility and the 2018 Term Loan was triggered. Refer to Note 12 and Note 13 of the Consolidated Financial Statements for the three months ended September 26, 2020 in Item 1.

Financial Risk Management

Credit Risk

The operating results and financial position of the Company are reported in U.S. dollars. Some of the Company’s financial transactions are denominated in currencies other than the U.S. dollar. The results of the Company’s operations are subject to currency transaction and translation risks. The Company’s main risk is associated with fluctuations in Canadian dollars. The Company holds cash in U.S. dollars, investments denominated in U.S. dollars, debt denominated in U.S. dollars, and equity, which is denominated in U.S. and Canadian dollars. Such assets and liabilities denominated in currencies other than the U.S. dollar are translated based on the Company’s foreign currency translation policy.

As of September 26, 2020 and June 27, 2020, the Company had no hedging agreements in place for foreign exchange rates. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risks at this time.

Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Cash and cash equivalents bear interest at market rates. The Company’s financial liabilities have fixed rates of interest and therefore expose the Company to a limited interest rate fair value risk.

Equity Price Risks

Price risk is the risk of variability in fair value due to movements in equity or market prices. The Company’s investments are susceptible to price risk arising from uncertainties about their future outlook, future values and the impact of market conditions. The fair value of investments held in privately-held entities is based on a market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Transactions with Related Parties

All related party balances due from or due to the Company as of September 26, 2020 and June 27, 2020 did not have any formal contractual agreements regarding payment terms or interest. For amounts due from and to related parties, refer to “Note 20 – Related Party Transactions” of the Consolidated Financial Statements for the three months ended September 26, 2020 and September 28, 2019 in Item 1.

Gotham Green Partners

As discussed in in Item 2 “Liquidity and Capital Resources” and Item 2 “Quarterly Highlights”, the Company has engaged in a strategic partnership with Gotham Green Partners, a related party. The arrangement is to provide financing to the Company in the form of a credit facility up to $250.0 million accessed through issuances of convertible senior secured notes (the “Notes”) co-issued by the Company and MM CAN USA, Inc. The Notes are convertible, at the option of the holder, into Subordinate Voting Shares at any time prior to the close of business on the last business day immediately preceding the maturity date of April 23, 2022. In addition, upon issuance of any Notes, the lenders are issued share purchase warrants (the “Warrants”) of the Company, each of which are exercisable to purchase one Subordinate Voting Share for 36 months from the date of issue. The Notes and the Warrants, and any Subordinate Voting Shares issuable as a result of a conversion of the Notes or exercise of the Warrants, will be subject to a four-month hold period from the date of issuance of such Notes or such Warrants, as applicable, in accordance with applicable Canadian securities laws. While the Notes are outstanding, the lenders will be entitled to the collective rights to appoint a representative to attend all meetings of the Board of Directors in a non-voting observer capacity. GGP has the right to nominate a majority of the Company’s Board of Directors while the aggregate principal amount outstanding under the Notes being more than $25.0 million. The convertible facility bears interest at a rate of LIBOR plus 6.0% per annum. All convertible notes will have a maturity date of 36 months from the maturity date, with a twelve-month extension feature available to the Company on certain conditions. As of December 3, 2020, the Company has drawn down on approximately $155.0 million of the Facility. Refer to “Note 13 – Senior Secured Convertible Credit Facility” of the Consolidated Financial Statements for the three months ended September 26, 2020 and September 28, 2019 in Item 1.

SierraConstellation Partners

In March 2020, the Company entered into restructuring plan and retained interim management and advisory firm, SierraConstellation Partners (“SCP”), to support the Company in the development and execution of its turnaround and restructuring plan. As part of the engagement, Tom Lynch was appointed as Interim Chief Executive Officer and Chief Restructuring Officer, and Tim Bossidy was appointed as Interim Chief Operating Officer. Mr. Lynch is a Partner and Senior Managing Director at SCP. Mr. Bossidy is a Director at SCP. As of December 3, 2020, the Company had paid $1,111,767 in fees to SCP for interim management and restructuring support during the current fiscal year.

Emerging Growth Company Status

The Company is an “emerging growth company” as defined in the Section 2(a) of the Exchange Act, as modified by the Jumpstart Our Business Start-ups Act of 2012, or the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 13(a) of the Exchange Act for complying with new or revised accounting standards applicable to public companies. The Company has elected to take advantage of this extended transition period and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

During the year ended June 27, 2020, the Company identified a material weakness in its internal control over financial reporting relating to its impairment assessment and measurement standards. In connection with the SEC’s review of the Company’s Form 10, we determined that we had a material weakness in our internal control over financial reporting relating to the appropriate review of the presentation and disclosure of non-routine transactions including impairments of goodwill and long-lived assets, changes in the fair value of contingent consideration and restructuring expenses. To address these material weaknesses, we have instituted a number of accounting processes and procedures which includes i) formal, documented process to identify, assess and calculate impairment on goodwill and long-lived assets, and ii) the preparation of presentation and disclosure requirement checklists to be reviewed by management for all new transactions and accounting standards.

The actions we have taken are subject to continued review, supported by confirmation and testing by management. While we have completed a plan to remediate these weaknesses, we cannot assure you that we will be able to remediate these weaknesses, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows. Our failure to remediate the identification of additional material weaknesses in the future, could adversely affect our ability to report financial information, including our filing of quarterly or annual reports with the Commission on a timely and accurate basis, which may adversely affect the market price of shares of our common stock.

ITEM 3. QUANTITAVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information not required to be filed by smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 26, 2020, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, based on the material weaknesses in the Company’s internal control over financial reporting as described below, our disclosure controls and procedures were not effective, at the reasonable assurance level, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

During the audit of the Consolidated Financial Statements for the year ended June 27, 2020, the Company’s independent auditors identified a material weakness in the Company’s internal control over the assessment of goodwill and long-lived asset for impairment. Due to the lack of internal controls around impairment, the initial impairment assessment was insufficient and not in compliance with the relevant US GAAP standards. As a result, the impairment assessment was reperformed and resulted in a material difference in the amount of impairment initially recorded. To remediate this internal control weakness, the Company developed a formal, documented process to identify, assess and calculate impairment on goodwill and long-lived assets held and used and held for sale in compliance with US GAAP. The Company has implemented the new control procedures for the fiscal year beginning June 28, 2020, however, this internal control weakness will not be considered fully remediated until the new control procedures operate for a sufficient period of time and management has concluded that these controls are operating effectively.

In connection with the SEC’s review of the Company’s Form 10, we identified a material weakness in internal control over financial reporting, that if not corrected, could result in a material misstatement in our financial statements. The material weakness was related to the presentation and disclosure of non-routine expenses, including impairments of goodwill and long-lived assets. This error resulted in the reclassification of these expenses from being included in other expense to being included in loss from operations in our June 27, 2020 and June 29, 2019 consolidated financial statements. The accounting treatment of these expenses was reviewed during the quarter ended September 26, 2020 and confirmed that the error was limited to these expenses. Our review process for non-routine expenses allowed this error to go undetected, and management has assessed the potential magnitude and concluded that this represents a material weakness in our internal control over financial reporting. To remediate this internal control weakness, the Company implemented additional controls around the review of financial statement presentation and disclosure for such transactions, including the preparation and review of a quarterly disclosure checklist. In addition, the Company has presented these expenses in the Statements of Operations for the three months ended September 26, 2020 and September 28, 2019 for consistency with applicable accounting standards. Based on the actions taken by the management, we successfully completed the assessment necessary to conclude that the previously identified and disclosed material weakness has been remediated as of September 26, 2020.

Except as noted above, there were no changes in our internal control over financial reporting during the three months ended September 26, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements attributable to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Assessments of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements as a result of error or fraud may occur and not be detected.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes in the status of the legal proceedings previously disclosed in Part I, Item 8 of the Company’s Registration Statement on Form 10 originally filed with the SEC on August 24, 2020 and as amended.

ITEM 1A. RISK FACTORS.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES

During the fiscal quarter ended September 26, 2020, the Company issued the securities listed below:

•	On July 2, 2020, pursuant to amending the 2018 Term Loan, MM CAN issued 20,227,863 warrants exercisable for shares of Class B Common Stock of MM CAN at $0.34 per share. The Company also cancelled 20,227,863 warrants of the total issued warrants held by the lenders which were each exercisable at $0.60 per share. An amendment fee of $834,000 was also paid-in-kind.
•	On July 2, 2020, in connection with modifications to its existing lease arrangements with the Treehouse Real Estate Investment Trust, the Company issued 3,500,000 warrants exercisable at $0.34 per Class B Subordinate Voting Share of the Company (the “Subordinate Voting Shares”) for a period of five years.
•	On July 2, 2020, as consideration for the amendment of the GGP Facility, the conversion price for 52% of the existing notes outstanding under the GGP Facility prior to the $15.0 million advance under Tranche 4 of the GGP Facility (including PIK interest accrued on such notes), being 52% of an aggregate principal balance of $168.7 million as of June 30, 2020, was amended to $0.34 per Subordinate Voting Share. As additional consideration, a fee of $2.0 million was paid to the lenders under the GGP Facility through the issuance of additional notes, which notes have a conversion price per Subordinate Voting Share equal to $0.28.
•	On July 6, 2020, the Company issued 1,318,865 Subordinate Voting Shares and 9,490 options for employee bonuses and severance.
•	On August 21, 2020, the Company issued 614,206 Subordinate Voting Shares to its Board of Directors.
•	September 10, 2020, the Company issued 1,070,655 Subordinate Voting Shares related to a vendor settlement.
•	On September 14, 2020, the Company closed on an incremental advance in the amount of $5,000,000 under its existing Convertible Facility with GGP at a conversion price of $0.20 per Subordinate Voting Share. In connection with the incremental advance, the Company issued 25,000,000 warrants with an exercise price of $0.20 per Subordinate Voting Share. In addition, 1,080,255 existing warrants were cancelled and replaced with 16,875,001 warrants with an exercise price of $0.20 per Subordinate Voting Share. Pursuant to the terms of the GGP Facility, the conversion price for 5.0% of the existing Notes outstanding prior to Tranche 4 and Incremental Advance (including paid-in-kind interest accrued on such Notes), being 5.0% of an aggregate principal amount of $170,729,923, was amended to $0.20 per Subordinate Voting Share. As consideration for the additional advance, the Company issued convertible notes as consideration for a $468,564 fee with a conversion price of $0.20 per Subordinate Voting Share.
•	On September 16, 2020, pursuant to a $10.0 million unsecured convertible debenture facility, the Company issued a $1.0 million convertible debenture with a conversion price a conversion price of $0.1670 per Subordinate Voting Share and 3,293,413 warrants exercisable at $0.21 per Subordinate Voting Share for a period of 24 months from the date of issuance.
•	On September 16, 2020, pursuant to further amendment to the 2018 Term Loan, MM CAN issued 30,000,000 warrants exercisable at $0.34 per share for a period of five years and 20,227,865 exercisable at the greater of (a) $0.20 per share and (b) 115% multiplied by the volume-weighted average trading price of the shares for the five consecutive trading days ending on the trading day immediately prior to the applicable funding date of the second tranche.
•	On September 17, 2020, the Company issued 551,976 Subordinate Voting Shares related to a vendor settlement.
•	On September 24, 2020, the Company issued 961,941 Subordinate Voting Shares related to a vendor settlement.
•	On September 25, 2020, the Company issued 1,024,118 Subordinate Voting Shares related to a vendor settlement.

The securities were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder. Each of the investors represented to the Company, among other things, that it is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1

Third Modification to Senior Secured Commercial Loan Agreement dated July 2, 2020, with form of Second Amended and Restated Senior Secured Term Note, Form of Amended and Restated Warrant exercisable for Class B Common Shares of MM CAN USA, Inc. at an exercise price of $0.60 per share, and Form of Warrant exercisable for Class B Common Shares of MM CAN USA, Inc. at an exercise price of $0.34 per share (Incorporated by reference to Exhibit 10.7(c) to the Company’s Registration Statement on Form 10 originally filed with the SEC on August 24, 2020)

10.2

Fourth Modification to Senior Secured Commercial Loan Agreement dated September 16, 2020, with Form of Secured Term Note, Form of Warrant exercisable for Class B Common Shares of MM CAN USA, Inc. at an exercise price of $0.34 per share (B1 Warrants), and Form of Warrant exercisable for Class B Common Shares of MM CAN USA, Inc. (B2 Warrants) (Incorporated by reference to Exhibit 10.7(d) to the Company’s Registration Statement on Form 10 originally filed with the SEC on August 24, 2020)

10.3

Second Amended and Restated Securities Purchase Agreement (with forms of Note, Replacement Warrant and Incremental Warrant) dated July 2, 2020 among the Registrant, the Other Credit Parties named therein, the Purchasers named therein and Gotham Green Admin 1, LLC (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form 10 originally filed with the SEC on August 24, 2020)

10.3(a)

First Amendment dated September 14, 2020 to Second Amended and Restated Securities Purchase Agreement (with form of Senior Secured Convertible Note - Incremental Note) (Incorporated by reference to Exhibit 10.13(a) to the Company’s Registration Statement on Form 10 originally filed with the SEC on August 24, 2020)

10.4

Investment Agreement dated September 16, 2020 between the Registrant and certain Institutional Investors for issuance of 7.5% Convertible Unsecured Debentures (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form 10 originally filed with the SEC on August 24, 2020)

10.4(a)

Form of Securities Lending Agreement dated September 16, 2020 between the Registrant and certain Institutional Investors (Incorporated by reference to Exhibit 10.15(a) to the Company’s Registration Statement on Form 10 originally filed with the SEC on August 24, 2020)

10.4(b)	Form of 7.5% Unsecured Convertible Debenture (Incorporated by reference to Exhibit 10.15(b) to the Company’s Registration Statement on Form 10 originally filed with the SEC on August 24, 2020)

10.4(c)	Form of Warrant Certificate (Incorporated by reference to Exhibit 10.15(c) to the Company’s Registration Statement on Form 10 originally filed with the SEC on August 24, 2020)

10.5

Master Lease Agreement dated November 25, 2019 with Treehouse Real Estate Investment Trust, Inc., First Amendment dated January 30, 2020 and Second Amendment dated July 2, 2020 (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form 10 originally filed with the SEC on August 24, 2020)

10.6

Side Letter dated July 2, 2020 among the Registrant, MMC CAN USE, Inc. and the Purchasers named therein and Gotham Green Admin 1, LLC (Incorporated by reference to Exhibit 10.13(f) to the Company’s Registration Statement on Form 10 originally filed with the SEC on August 24, 2020)

10.7

Membership Interest Purchase Agreement dated July 1, 2020 between Verona Evanston, LLC and MM Enterprises USA, LLC (Incorporated by reference to Exhibit 10.21(a) to the Company’s Registration Statement on Form 10 originally filed with the SEC on August 24, 2020)

10.7(a)

Amended and Restated Membership Interest Purchase Agreement dated October 30, 2020 between Verona Evanston, LLC and MM Enterprises USA, LLC (Incorporated by reference to Exhibit 10.21(a) to the Company’s Registration Statement on Form 10.21 originally filed with the SEC on August 24, 2020)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Document

*

This exhibit shall not be deemed “filed” for purposes of Section18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDMEN ENTERPRISES INC.

Date: December 7, 2020		/s/ Zeeshan Hyder
	By:	Zeeshan Hyder
	Title:	Chief Financial Officer
(duly authorized officer)

