Form 10-Q
period 2020-12-26
MedMen Enterprises, Inc.
filed 2021-02-16
CIK 1776932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2020

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

MEDMEN ENTERPRISES INC.
(Exact name of registrant as specified in its charter)

British Columbia	98-1431779
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

10115 Jefferson Boulevard Culver City, California	90232
(Address of principal executive offices)	(zip code)

(424) 330-2082 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None.

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

As of February 15, 2021, the registrant had 519,098,036 Class B Subordinate Voting Shares and nil Super Voting Shares outstanding.

MEDMEN ENTERPRISES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 26, 2020

		Page
FINANCIAL INFORMATION
	Part I
ITEM 1:	Unaudited Interim Condensed Consolidated Balance Sheets as of December 26, 2020 and June 27, 2020	5
	Unaudited Interim Condensed Consolidated Statements of Operations for the three and six months ended December 26, 2020 and December 28, 2019	6
	Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended December 26, 2020 and December 28, 2019	7
	Unaudited Interim Condensed Consolidated Statements of Cash Flows for the six months December 26, 2020 and December 28, 2019	8
	Notes to Unaudited Interim Condensed Consolidated Financial Statements	10
ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
ITEM 3:	Quantitative and Qualitative Disclosure About Market Risk	64
ITEM 4:	Controls and Procedures	64

OTHER INFORMATION
	Part II
ITEM 1:	Legal Proceedings	65
ITEM 1A:	Risk Factors	65
ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds	65
ITEM 3:	Defaults Upon Senior Securities	66
ITEM 4:	Mine Safety Disclosure	66
ITEM 5:	Other Information	66
ITEM 6:	Exhibits	67
Signatures		68

Use of Names

In this Interim Report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “Company,” “Corporation” or “MedMen” refer to MedMen Enterprises Inc. together with its wholly-owned subsidiaries.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that we believe are, or may be considered to be, “forward-looking statements “All statements other than statements of historical fact included in this document regarding the prospects of our industry or our prospects, plans, financial position or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plan,” “forecast,” “continue” or “could” or the negative of these terms or variations of them or similar terms. Furthermore, forward-looking statements may be included in various filings that we make with the Securities and Exchange Commission (the “SEC”), press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. These known and unknown risks include, without limitation: marijuana remains illegal under federal law, and enforcement of cannabis laws could change; the Company may face limitations on ownership of cannabis licenses; the Company may become subject to U.S. Food and Drug Administration or the U.S. Bureau of Alcohol, Tobacco and Firearms; the Company may face difficulties acquiring additional financing; the Company operates in a highly regulated sector and may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where we carry on business; the Company is subject to general economic risks; the Company may be negatively impacted by challenging global economic condition; the Company is subject to risks arising from epidemic diseases, such as the recent outbreak of the COVID-19 illness; the Company may face difficulties in enforcing its contracts; the Company is subject to taxation in Canada and the United States; cannabis businesses are subject to unfavorable tax treatment; cannabis businesses may be subject to civil asset forfeiture; the Company is subject to proceeds of crime statutes; the Company faces security risks; our use of joint ventures may expose us to risks associated with jointly owned investments; competition for the acquisition and leasing of properties suitable for the cultivation, production and sale of medical and adult use cannabis may impede our ability to make acquisitions or increase the cost of these acquisitions, which could adversely affect our operating results and financial condition; the Company faces risks related to its products; the Company is dependent on the popularity of consumer acceptance of the Company’s brand portfolio; the Company faces risks related to its insurance coverage and uninsurable risks; the Company is dependent on key inputs, suppliers and skilled labor; the Company must attract and maintain key personnel or our business will fail; the Company’s business is subject to the risks inherent in agricultural operations; the Company’s sales are difficult to forecast; the Company’s products may be subject to product recalls; the Company may face unfavorable publicity or consumer perception; the Company faces intense competition; the Company’s voting control is concentrated; the Company’s capital structure and voting control may cause unpredictability; and additional issuances of Super Voting Shares or Subordinate Voting Shares may result in dilution. Further information on these and other potential factors that could affect the Company’s business and financial condition and the results of operations are included in the “Risk Factors” section of the Company’s Registration Statement on Form 10 originally filed with the SEC on August 24, 2020 and subsequently amended, and elsewhere in the Company’s filings with the SEC, which are available on the SEC’s website or at https://investors.medmen.com/. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this document, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this document.

MEDMEN ENTERPRISES INC. Index to Consolidated Financial Statements

Page(s)

Unaudited Interim Condensed Consolidated Balance Sheets as of December 26, 2020 and June 27, 2020	5

Unaudited Interim Condensed Consolidated Statements of Operations for the Three and Six Months Ended December 26, 2020 and December 28, 2019	6

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Six Months Ended December 26, 2020 and December 28, 2019	7

Unaudited Interim Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 26, 2020 and December 28, 2019	8

Notes to Unaudited Interim Condensed Consolidated Financial Statements	10 - 42

MEDMEN ENTERPRISES INC. Unaudited Interim Condensed Consolidated Balance Sheets As of December 26, 2020 and June 27, 2020 (Amounts Expressed in United States Dollars Unless Otherwise Stated)

	December 26,	June 27,
	2020	2020
	(unaudited)	(audited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$7,549,841	$10,093,925
Restricted Cash	6,010	9,873
Accounts Receivable and Prepaid Expenses	5,927,363	5,626,761
Inventory	25,495,872	22,638,120
Current Assets Held for Sale	20,499,209	33,459,879
Other Current Assets	5,733,682	9,105,457
Due from Related Party	3,109,717	3,109,717

Total Current Assets	68,321,694	84,043,732

Operating Lease Right-of-Use Assets	98,236,694	116,354,828
Property and Equipment, Net	152,427,173	174,547,867
Intangible Assets, Net	133,580,466	148,081,030
Goodwill	33,861,150	33,861,150
Other Assets	17,137,917	17,374,997

TOTAL ASSETS	$503,565,094	$574,263,604

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Current Liabilities:
Accounts Payable and Accrued Liabilities	$80,635,429	$79,530,930
Income Taxes Payable	86,342,631	38,599,349
Other Current Liabilities	13,462,163	20,278,381
Current Portion of Operating Lease Liabilities	5,882,032	9,757,669
Current Portion of Finance Lease Liabilities	617,592	1,644,044
Current Portion of Notes Payable	16,761,052	16,188,668
Current Liabilities Held for Sale	12,367,699	18,659,038
Due to Related Party	4,374,727	4,556,814

Total Current Liabilities	220,443,325	189,214,893

Operating Lease Liabilities, Net of Current Portion	116,211,645	131,045,238
Finance Lease Liabilities, Net of Current Portion	27,630,404	58,569,498
Other Non-Current Liabilities	3,932,218	4,215,533
Deferred Tax Liabilities	44,910,274	48,928,492
Senior Secured Convertible Credit Facility	159,592,165	166,368,463
Notes Payable, Net of Current Portion	177,752,061	152,809,937

TOTAL LIABILITIES	750,472,092	751,152,054

MEZZANINE EQUITY:
Super Voting Shares (no par value, unlimited shares authorized, nil and 815,295 shares issued
and outstanding as of December 26, 2020 and June 27, 2020, respectively)	-	82,500

SHAREHOLDERS’ EQUITY:
Preferred Shares (no par value, unlimited shares authorized and no shares issued and outstanding)	-	-
Subordinate Voting Shares (no par value, unlimited shares authorized, 512,315,834 and 403,907,218
shares issued and outstanding as of December 26, 2020 and June 27, 2020, respectively)	-	-
Additional Paid-In Capital	840,119,302	791,172,613
Accumulated Deficit	(674,420,245)	(631,365,866)

Total Equity Attributable to Shareholders of MedMen Enterprises Inc.	165,699,057	159,889,247
Non-Controlling Interest	(412,606,055)	(336,777,697)

TOTAL MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY	(246,906,998)	(176,888,450)

TOTAL LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY	$503,565,094	574,263,604

The accompanying notes are an integral part of these unaudited interim Condensed Consolidated Financial Statements.

MEDMEN ENTERPRISES INC.

Unaudited Interim Condensed Consolidated Statements of Operations

Three and Six Months Ended December 26, 2020 and December 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

	Three Months Ended		Six Months Ended
	December 26,	December 28,	December 26,	December 28,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$33,775,662	$44,065,882	$69,401,630	$83,735,878
Cost of Goods Sold	15,832,057	31,238,909	34,633,967	51,516,729

Gross Profit	17,943,605	12,826,973	34,767,663	32,219,149

Expenses:
General and Administrative	33,568,436	60,318,947	65,252,040	114,413,896
Sales and Marketing	217,254	3,609,997	410,639	9,392,777
Depreciation and Amortization	9,705,254	6,643,252	18,330,962	16,127,433
Realized and Unrealized Loss on Changes in Fair Value of Contingent Consideration	87,893	5,215,271	390,727	7,499,325
Impairment Expense	-	-	789,709	-
Other Operating Expense (Income)	775,896	5,705,408	(15,921,965)	5,007,446

Total Expenses	44,354,733	81,492,875	69,252,112	152,440,877

Loss from Operations	(26,411,128)	(68,665,902)	(34,484,449)	(120,221,728)

Other Expense (Income):
Interest Expense	10,237,737	8,095,033	21,380,601	16,258,650
Interest Income	(539,855)	(265,378)	(541,065)	(634,720)
Amortization of Debt Discount and Loan Origination Fees	6,900,770	1,831,425	10,103,664	4,898,960
Change in Fair Value of Derivatives	177,879	(2,901,284)	(127,500)	(8,029,704)
Realized and Unrealized Loss (Gain) on Investments and
Assets Held for Sale	1,960,871	(5,034,158)	(10,454,608)	(16,514,480)
Loss on Extinguishment of Debt	943,706	660,119	11,073,361	32,230,235

Total Other Expense	19,681,108	2,385,757	31,434,453	28,208,941

Loss from Continuing Operations Before Provision for Income Taxes	(46,092,236)	(71,051,659)	(65,918,902)	(148,430,669)
Provision for Income Tax (Expense) Benefit	(23,970,469)	14,649,487	(34,309,031)	32,310,218

Net Loss from Continuing Operations	(70,062,705)	(56,402,172)	(100,227,933)	(116,120,451)
Net Loss from Discontinued Operations, Net of Taxes	1,201,766	(36,845,653)	(1,480,409)	(39,926,048)

Net Loss	(68,860,939)	(93,247,825)	(101,708,342)	(156,046,499)

Net Loss Attributable to Non-Controlling Interest	(19,165,455)	(51,997,293)	(30,092,996)	(90,573,223)

Net Loss Attributable to Shareholders of MedMen Enterprises Inc.	$(49,695,484)	$(41,250,532)	$(71,615,346)	$(65,473,276)

Loss Per Share - Basic and Diluted:
From Continuing Operations Attributable to Shareholders of MedMen Enterprises Inc.	$(0.11)	$(0.02)	$(0.17)	$(0.13)

From Discontinued Operations Attributable to Shareholders of MedMen Enterprises Inc.	$0.00	$(0.17)	$(0.00)	$(0.20)

Weighted-Average Shares Outstanding - Basic and Diluted	482,903,106	220,467,070	452,806,117	196,211,921

The accompanying notes are an integral part of these unaudited interim Condensed Consolidated Financial Statements.

MEDMEN ENTERPRISES INC.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

Six Months Ended December 26, 2020 and December 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

	Mezzanine Equity						TOTAL EQUITY
	Units	$ Amount	Units	$ Amount			ATTRIBUTABLE
	Super	Super	Subordinate	Subordinate	Additional		TO	Non-	TOTAL
	Voting	Voting	Voting	Voting	Paid-In	Accumulated	SHAREHOLDERS	Controlling	SHAREHOLDERS’
	Shares	Shares	Shares	Shares	Capital	Deficit	OF MEDMEN	Interest	EQUITY

BALANCE AS OF JUNE 29, 2019	1,630,590	$164,999	173,010,922	$-	$613,356,006	$(370,382,824)	$243,138,181	$(31,867,406)	$211,270,775

Net Loss	-	-	-	-	-	(65,473,276)	(65,473,276)	(90,573,223)	(156,046,499)

Controlling Interest Equity Transactions:
At-the-Market Equity Financing Program, Net	-	-	9,789,300	-	12,399,249	-	12,399,249	-	12,399,249
Shares Issued for Cash	-	-	38,355,076	-	40,200,000	-	40,200,000	-	40,200,000
Shares Issued to Settle Debt	-	-	1,231,280	-	2,441,912	-	2,441,912	-	2,441,912
Shares Issued to Settle Contingent Consideration	-	-	10,691,455	-	10,811,219	-	10,811,219	-	10,811,219
Asset Acquisitions	-	-	7,373,034	-	4,904,381	-	4,904,381	-	4,904,381
Equity Component of Debt - New and Amended	-	-	-	-	2,517,014	-	2,517,014	-	2,517,014
Redemption of MedMen Corp Redeemable Shares	-	-	6,225,620	-	23,362,740	(24,037,868)	(675,128)	675,128	-
Shares Issued for Vested Restricted Stock Units	-	-	67,038	-	-	-	-	-	-
Shares Issued for Other Assets	-	-	3,107,315	-	2,397,659	-	2,397,659	-	2,397,659
Shares Issued for Acquisition Costs	-	-	214,716	-	421,497	-	421,497	-	421,497
Shares Issued for Business Acquisition	-	-	5,112,263	-	9,833,000	-	9,833,000	-	9,833,000
Stock Grants for Compensation	-	-	1,889,646	-	2,698,902	-	2,698,902	35,217	2,734,119
Share-Based Compensation	-	-	-	-	5,465,147	-	5,465,147	-	5,465,147
Deferred Tax Impact On Conversion Feature	-	-	-	-	-	(260)	(260)	-	(260)

Non-Controlling Interest Equity Transactions:
Distributions	-	-	-	-	-	-	-	(310,633)	(310,633)
Equity Component of Debt - New and Amended	-	-	-	-	-	-	-	(1,444,676)	(1,444,676)
Share-Based Compensation	-	-	-	-	-	-	-	1,313,059	1,313,059

BALANCE AS OF DECEMBER 28, 2019	1,630,590	$164,999	257,067,665	$-	$730,808,726	$(459,894,228)	$271,079,497	$(122,172,534)	$148,906,963

BALANCE AS OF JUNE 28, 2020	815,295	$82,500	403,907,218	$-	$791,172,613	$(631,365,866)	$159,889,247	$(336,777,697)	$(176,888,450)

Net Loss	-	-	-	-	-	(71,615,346)	(71,615,346)	(30,092,996)	(101,708,342)

Controlling Interest Equity Transactions
Shares Issued to Settle Accounts Payable and Liabilities	-	-	7,205,754	-	1,159,071	-	1,159,071	-	1,159,071
Equity Component of Debt - New and Amended	-	-	-	-	33,589,921	-	33,589,921	-	33,589,921
Redemption of MedMen Corp Redeemable Shares	-	-	88,945,434	-	13,655,293	34,925,150	48,580,443	(48,580,443)	-
Shares Issued for Vested Restricted Stock Units	-	-	7,173,256	-	437,386	-	437,386	-	437,386
Shares Issued for Acquisition Costs	-	-	2,082,890	-	318,095	-	318,095	-	318,095
Stock Grants for Compensation	-	-	3,001,282	-	817,252	-	817,252	-	817,252
Deemed Dividend - Down Round Feature of Warrants	-	-	-	-	6,364,183	(6,364,183)	-	-	-
Deferred Tax Impact On Conversion Feature	-	-	-	-	(10,023,232)	-	(10,023,232)	(1,210,052)	(11,233,284)
Share-Based Compensation	-	-	-	-	2,546,220	-	2,546,220	-	2,546,220
Cancellation of Super Voting Shares	(815,295)	(82,500)	-	-	82,500	-	-	-	-

Non-Controlling Interest Equity Transactions:
Equity Component on Debt and Debt Modification	-	-	-	-	-	-	-	4,055,133	4,055,133

BALANCE AS OF DECEMBER 26, 2020	-	$-	512,315,834	$-	$840,119,302	$(674,420,245)	$165,699,057	$(412,606,055)	$(246,906,998)

MEDMEN ENTERPRISES INC.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Six Months Ended December 26, 2020 and December 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

	Six Months Ended
	December 26,	December 28,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss from Continuing Operations	$(100,227,933)	$(116,120,451)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Deferred Tax (Recovery) Expense	(13,457,855)	(44,914,110)
Depreciation and Amortization	18,889,212	17,476,078
Non-Cash Operating Lease Costs	15,692,972	14,964,892
Accretion of Debt Discount and Loan Origination Fees	10,103,664	4,898,960
Loss on Disposal of Asset	669,601	-
Gain on Lease Modifications	(17,908,817)	-
Accretion of Deferred Gain on Sale of Property	(283,315)	(283,313)
Impairment of Assets	789,709	-
Realized and Unrealized Gain on Investments, Assets Held for Sale and Other Assets	(10,454,608)	(16,514,480)
Unrealized Gain on Changes in Fair Value of Contingent Consideration	390,727	7,499,325
Change in Fair Value of Derivative Liabilities	(127,500)	(8,029,704)
Loss on Extinguishment of Debt and Settlement of Accounts Payables and Accrued Liabilities	10,429,797	32,182,825
Share-Based Compensation	3,800,858	9,512,324
Shares Issued for Acquisition Costs	318,095	421,497
Changes in Operating Assets and Liabilities:
Accounts Receivable and Income Taxes Receivable	(300,602)	(1,100,239)
Prepaid Rent - Related Party	-	2,712,237
Prepaid Expenses	(172)	7,245,054
Inventory	(2,857,752)	(9,441,420)
Other Current Assets	5,498,567	1,330,104
Due from Related Party	-	994,170
Other Assets	237,080	(9,317,551)
Accounts Payable and Accrued Liabilities	4,997,688	39,897,922
Income Taxes Payable	47,743,296	11,506,388
Other Current Liabilities	16,953,294	7,482,398
Interest Payments on Finance Leases	(1,984,118)	(2,982,699)
Cash Payments - Operating Lease Liabilities	(16,077,196)	(17,329,775)
Due to Related Party	(182,087)	(717,848)
Other Non-Current Liabilities	-	(11,984)

NET CASH USED IN CONTINUED OPERATING ACTIVITIES	(27,347,395)	(68,639,400)

Net Cash Used in Discontinued Operating Activities	(2,347,948)	(1,041,277)

NET CASH USED IN OPERATING ACTIVITIES	(29,695,343)	(69,680,677)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(1,490,447)	(48,295,906)
Additions to Intangible Assets	(1,891,526)	(2,359,664)
Sale of Investments	-	12,500,000
Proceeds from Sale of Assets Held for Sale and Other Assets	18,752,185	4,952,822
Proceeds from Sale of Property	-	9,300,000
Acquisition of Businesses, Net of Cash Acquired	-	(1,000,001)
Restricted Cash	3,863	(60,256)

NET CASH PROVIDED BY (USED IN) CONTINUED INVESTING ACTIVITIES	15,374,075	(24,963,005)

Net Cash Used in Discontinued Investing Activities	-	(1,491,328)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	15,374,075	(26,454,333)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Subordinate Voting Shares for Cash	-	52,599,249
Cash Received in Advance for Issuance of Equity	-	2,000,000
Proceeds from Issuance of Senior Secured Convertible Credit Facility	5,468,565	35,000,000
Proceeds from Issuance of Notes Payable	14,830,279	13,850,000
Principal Repayments of Senior Secured Convertible Credit Facility	(8,000,000)	-
Principal Repayments of Notes Payable	(481,780)	(12,745,839)
Principal Repayments of Finance Lease Liability	(39,880)	(297,588)
Debt and Equity Issuance Costs	-	(1,186,187)
Distributions - Non-Controlling Interest	-	(310,633)

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,777,184	88,909,002

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,544,084)	(7,226,008)
Cash and Cash Equivalents, Beginning of Period	10,093,925	33,226,370

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,549,841	$26,000,362

The accompanying notes are an integral part of these unaudited interim Condensed Consolidated Financial Statements.

MEDMEN ENTERPRISES INC.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Six Months Ended December 26, 2020 and December 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

	Six Months Ended
	December 26,	December 28,
	2020	2019

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION
Cash Paid for Interest	$4,542,208	$4,204,613

Non-Cash Investing and Financing Activities:
Net Assets Transferred to Held for Sale	$6,614,987	$11,823,655
Receivable Recorded on Asset Held for Sale	$2,876,792	$-
Adoption of ASC 842 - Leases	$-	$162,551,190
Lease Termination and Amendments	$36,767,595	$-
Recognition of Right-of-Use Assets for Finance Leases	$350,249	$45,614,041
Paid-in-Kind Interest Capitalized to Debt	$24,032,739	$-
Settlement of Contingent Consideration with Shares	$-	$10,811,219
Increase in Fair Value of Contingent Consideration Related to Asset Acquisition	$-	$9,374,487
Issuance of Subordinate Voting Shares for Intangible Assets and Other Assets	$-	$7,302,040
Redemption of MedMen Corp Redeemable Shares	$48,580,443	$675,128
Release of Investments for Liabilities	$750,000	$-
Shares Issued to Settle Accounts Payable and Liabilities	$1,159,071	$2,028,342
Equity Component of Debt - New and Amended	$5,310,375	$-
Net Effect of Equity on Debt	$-	$2,517,014
Deferred Tax Impact on Conversion Feature	$11,233,284	$260

The accompanying notes are an integral part of these unaudited interim Condensed Consolidated Financial Statements.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Six Months Ended December 26, 2020 and December 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

1.	NATURE OF OPERATIONS

MedMen Enterprises Inc. (“MedMen Enterprises” or the “Company”), formerly known as Ladera Ventures Corp., was incorporated under the Business Corporations Act (British Columbia) on May 21, 1987. The Company’s Class B Subordinate Voting Shares are listed on the Canadian Securities Exchange under the symbol “MMEN”, on the OTCQX under the symbol “MMNFF”, on the Frankfurt Stock Exchange under the symbol “OJS.F”, on the Stuttgart Stock Exchange under the symbol “OJS.SG”, on the Munich Stock Exchange under the symbol “OJS.MU”, on the Berlin Stock Exchange under the symbol “OJS.BE” and on the Dusseldorf Stock Exchange under the symbol “OJS.DU”. The head office and principal address of the Company is 10115 Jefferson Boulevard, Culver City, California 90232. The Company’s registered and records office address is 885 West Georgia Street, Suite 2200, Vancouver, British Columbia Canada V6C 3E8. The Company operates through its principal wholly-owned subsidiaries, MM CAN USA, Inc., a California corporation (“MM CAN” or “MedMen Corp”), and MM Enterprises USA, LLC, a Delaware limited liability company (“MM Enterprises USA”).

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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of December 26, 2020 and June 27, 2020, the consolidated results of operations for the three and six months ended December 26, 2020 and December 28, 2019, and the consolidated statements of cash flows for the six months ended December 26, 2020 and December 28, 2019 have been included.

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

Three and Six Months Ended December 26, 2020 and December 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern

As reflected in the Condensed Consolidated Financial Statements, the Company had an accumulated deficit and a negative net working capital (current liabilities greater than current assets) as of December 26, 2020, as well as a net loss and negative cash flow from operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these unaudited interim Condensed Consolidated Financial Statements.

Management believes that substantial doubt of our ability to meet our obligations for the next twelve months from the date these financial statements were first made available has been alleviated due to, but not limited to, (i) capital raised between February 2021 and February 2022, (ii) restructuring plans that have already been put in place to reduce corporate-level expenses, (iii) debt amendments that have been agreed to with lenders and landlords to defer cash interest and rent payments, (iv) reduction in capital expenditures through a slow-down in new store buildouts, (v) plans to divest non-core assets to raise non-dilutive capital, (vi) enhancements to its digital offering, including direct-to-consumer delivery and curbside pick-up in light of COVID-19 and (vii) a change in retail strategy to pass certain local taxes and payment processing fees to customers.

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

COVID-19

The COVID-19 pandemic promoted unparalleled procedures from governments and businesses such as restrictions on travel and business operations, temporary closures of businesses, and quarantine and shelter-in-place orders. During the current reporting period, aspects of the Company’s business continue to be affected by the COVID-19 pandemic, with the Company’s offices and retail stores operating within local rules and regulations. While the ultimate severity of the outbreak and its impact on the economic environment is uncertain, the Company is monitoring this closely. In the event that the Company were to experience widespread transmission of the virus at one or more of the Company’s store or other facilities, the Company could suffer reputational harm or other potential liability. Further, the Company’s business operations may be materially and adversely affected if a significant number of the Company’s employees are impacted by the virus.

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

Three and Six Months Ended December 26, 2020 and December 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Accounting Policies

The significant accounting policies and critical estimates applied by the Company in these unaudited interim Condensed Consolidated Financial Statements are the same as those applied in the Company’s audited Consolidated Financial Statements and accompanying notes included in Item 13 of the registration statement on Form 10 for the fiscal year ended June 27, 2020, unless otherwise disclosed in these accompanying notes to the Condensed Consolidated Financial Statements for the six months ended December 26, 2020.

Restricted Cash

Restricted cash balances are those which meet the definition of cash and cash equivalents but are not available for use by the Company. As of December 26, 2020 and June 27, 2020, restricted cash was $6,010 and $9,873, respectively, which is used to pay for lease costs and costs incurred related to building construction in Reno, Nevada. This account is managed by a contractor and the Company is required to maintain a certain minimum balance.

Down-Round Provisions

The Company calculates down-round features under Accounting Standards Update (“ASU”) No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features” (“ASU 2017-11”), in which down round features do not meet the criteria for derivative accounting and no liability is to be recorded until an actual issuance of securities triggers the down-round feature.

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

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Six Months Ended December 26, 2020 and December 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which replaces the incurred loss model with a current expected credit loss (“CECL”) model and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. Under the new standard, the Company recognizes a loss allowance based on lifetime expected credit losses at each reporting date from the date of the trade receivable. The Company is not required to track the changes in credit risk. The guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings in the period of adoption. The Company adopted ASU 2016-13 on June 28, 2020. The adoption of the standard did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which removes, modifies and adds certain disclosure requirements in Topic 820 “Fair Value Measurement”. Per ASU 2018-13 certain disclosures are eliminated which relate to transfers and the valuations process, modifies disclosures for investments that are valued based on net asset value, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements. ASU 2018-13 must be applied prospectively and is effective in fiscal years beginning after December 15, 2019. The Company adopted the new standard on June 28, 2020. The adoption of the standard did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Six Months Ended December 26, 2020 and December 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Standards

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes (Topic 740)”, which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is evaluating the adoption date and impact, if any, adoption will have on its financial position and results of operations.

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

3.	INVENTORIES

As of December 26, 2020 and June 27, 2020, inventory consists of the following:

	December 26,	June 27,
	2020	2020

Raw Materials	$3,326,636	$2,055,500
Work-in-Process	9,173,021	8,807,137
Finished Goods	12,996,215	11,775,483

Total Inventory	$25,495,872	$22,638,120

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Six Months Ended December 26, 2020 and December 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

4.	OTHER CURRENT ASSETS

As of December 26, 2020 and June 27, 2020, other current assets consist of the following:

	December 26,	June 27,
	2020	2020

Investments	$3,036,791	$3,786,791
Excise Tax Receivable	-	5,254,595
Note Receivable (1)	2,549,302	-
Other Current Assets	147,589	64,071

Total Other Current Assets	$5,733,682	$9,105,457

 ________________________

(1) See “Note 5 – Assets Held for Sale” for further information.

As of December 26, 2020 and June 27, 2020, investments included in other current assets consist of the following:

	ToroVerde Inc. (1)	The Hacienda Company, LLC (2)	Old Pal (3)	Other Investments	TOTAL

Fair Value as of June 27, 2020	$-	$750,000	$1,970,000	$1,066,791	$3,786,791

Settlement of Liabilities	-	(750,000)	-	-	(750,000)

Fair Value as of December 26, 2020	$-	$-	$1,970,000	$1,066,791	$3,036,791

________________________

(1) In July 2018, the Company purchased 9,000,000 common shares of ToroVerde Inc., an investment company focused on emerging international cannabis markets, for an aggregate purchase price of $5,000,000, or $0.56 per common share, amounting to 14.3% of the outstanding common shares. As the Company was not deemed to exert any significant influence, the investment was recorded at FVTPL as of December 26, 2020 and June 27, 2020. As of December 26, 2020 and June 27, 2020, the Company holds 14.3% of the equity ownership and voting interests in this investment.

(2) In July 2018, the Company purchased units of The Hacienda Company, LLC, a California limited liability company, which owns Lowell Herb Co., a California-based cannabis brand known for its pack of pre-rolls called Lowell Smokes, for an aggregate purchase price of $1,500,000, amounting to 3.2% of the outstanding units. Pursuant to SEC guidance under ASC 323, “Investments - Equity Method and Joint Ventures” the application of equity method to investments applies to limited liability companies and are required unless the investor holds less than 3-5%. Accordingly, the Company was deemed to have significant influence resulting in equity method accounting. The Company has elected the fair value option under ASC 825, “Financial Instruments” and the investment was recorded at FVTPL. As of December 26, 2020 and June 27, 2020, the Company holds 0% and 3.2%, respectively, of the equity ownership and voting interests in this investment.

(3) In October 2018 and March 2019, the Company purchased an aggregate of 125.3 units of Old Pal, a California-based brand that provides high-quality cannabis flower for its customers, for an aggregate purchase price of $2,000,000, amounting to approximately 10.0% of the outstanding units with 8.7% voting interests. Pursuant to SEC guidance under ASC 323, the application of equity method to investments applies to limited liability companies and are required unless the investor holds less than 3-5%. Accordingly, the Company was deemed to have significant influence resulting in equity method accounting. During the year ended June 27, 2020, the Company decreased their level of ownership in which Old Pal no longer qualified under equity method accounting. The Company has elected the fair value option under ASC 825 and the investment was recorded at FVTPL as of June 27, 2020 and continues to measure Old Pal at the previously elected FVTPL under ASC 323 as of December 26, 2020. As of December 26, 2020, the Company holds 2.6% of the equity ownership and 1.4% of the voting interests in this investment.

As of December 26, 2020, the Company’s investment balance in ToroVerde Inc. and The Hacienda Company, LLC was nil and nil, respectively. In August 2020, the Company entered into an agreement to exchange all of its investment in The Hacienda Company, LLC to settle outstanding balances totaling approximately $750,000. The Company determined that the fair value of its investment in Old Pal LLC was $1,970,000 as of December 26, 2020.

The fair value of investments included in other current assets is considered a Level 3 categorization in the fair value hierarchy. Investments are measured at fair value using a market approach that is based on unobservable inputs.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Six Months Ended December 26, 2020 and December 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

5.	ASSETS HELD FOR SALE

A reconciliation of the beginning and ending balances of assets held for sale for the six months ended December 26, 2020 is as follows:

	PharmaCann Assets (1)	Available for Sale Subsidiaries (2)	Discontinued Operations (3)	TOTAL

Balance at Beginning of Period	$212,400	$12,066,428	$21,181,051	$33,459,879

Transferred In	-	6,614,987	-	6,614,987
Gain on the Sale of Assets Held for Sale	-	10,454,608	-	10,454,608
Proceeds from Sale	-	(20,907,879)	-	(20,907,879)
Ongoing Activity from Discontinued Operations	-	(1,621,372)	(7,501,013)	(9,122,385)

Balance at End of Period	$212,400	$6,606,772	$13,680,038	$20,499,209

________________________

(1) During the year ended June 27, 2020, PharmaCann LLC, (“PharmaCann”) transferred 100% of the membership interests for MME Evanston Retail, LLC (“Evanston”), PharmaCann Virginia, LLC (“Staunton”), and PC 16280 East Twombly LLC (“Hillcrest”). As of December 27, 2020, the Company has 100% of membership interests in Staunton which holds land and a license for a vertically-integrated facility in Staunton, Virginia. The Staunton land and license were classified as assets held for sale in accordance with ASC 360, “Long-Lived Assets Classified as Held for Sale” and are measured at the lower of its carrying amount or fair value less costs to sell (“FVLCTS”) which was determined as $212,400 and $0, respectively, as of December 26, 2020.

(2) Long-lived assets classified as held for sale that do not qualify as discontinued operation and classified as held for sale. Significant classes of assets and liabilities are presented in the notes to the Condensed Consolidated Financial Statements in accordance with ASC 360-10.

(3) See “Note 24 - Discontinued Operations” for further information.

During the six months ended December 26, 2020, the Company agreed to transfer all outstanding membership interests in MME Evanston Retail, LLC (“Evanston”), for a dispensary operation located in Evanston, Illinois, to an unaffiliated third party (“Purchaser”). The Company received an aggregate consideration of $20,000,000, of which, $10,000,000 cash was received at closing on July 1, 2020 (“Closing Date”), an additional $8,000,000 cash was received on November 17, 2020 and an additional $2,000,000 in the form of a secured promissory note will be payable three months following the Closing Date in exchange for all of the Company’s membership interests in Evanston. On August 10, 2020 (“Effective Date”), all operational control and risk of loss was transferred to the Purchaser and the Company had no further obligation to fund operations of Evanston through a Consulting Agreement. Management performed an assessment and determined that the Company no longer has a controlling financial interest as of the Effective Date. The transfer of the cannabis license is pending regulatory approval as of the issuance of these Condensed Consolidated Financial Statements and the Company will take all commercially reasonable steps to maintain all permits for Evanston to operate its business. The Company recognized a gain upon sale of membership interests equal to the difference between the aggregate consideration and the book value of the assets as of the disposition date, less direct costs to sell, which is recognized on the Condensed Consolidated Statements of Operations during the six months ended December 26, 2020.

During the six months ended December 26, 2020, the Company decided to divest two cannabis licenses and entered into separate agreements to sell 100% of its membership interests in these two locations, located in California. On June 26, 2020, the Company entered into a non-binding term sheet for the retail location located in Seaside, California for an aggregate sales price of $1,500,000 wherein $750,000 is to be paid upon the date of close in addition to $750,000 paid in equal monthly installments over twelve months through a promissory note. The transaction closed in October 2020 and the Company transferred all outstanding membership interests in PHSL, LLC. Upon deconsolidation, the Company will not have any continuing involvement with the former subsidiary. The Company recognized a loss upon sale of membership interests of $332,747 for the difference between the aggregate consideration and the book value of the assets as of the disposition date, less direct costs to sell, which is recognized on the Condensed Consolidated Statements of Operations during the six months ended December 26, 2020.

In December 2020, the Company entered into a purchase agreement for the sale of its membership interests in a retail location in California for a total consideration of $3,750,000 in which $3,500,000 cash is to be paid within thirty days following the date of close and equity consideration equal to $250,000. As of December 26, 2020, the contemplated sale is pending customary closing conditions and are expected to be completed within a one year period. The assets and liabilities related to these subsidiaries were classified as held for sale in accordance with ASC 360-10 and are measured at the lower of its carrying amount or FVLCTS.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Six Months Ended December 26, 2020 and December 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

5.	ASSETS HELD FOR SALE (Continued)

Subsidiaries classified as assets held for sale that do not qualify as discontinued operations as of December 26, 2020 and June 27, 2020 consists of the following:

	December 26,	June 27,
	2020	2020

Carrying Amounts of the Assets Included in Assets Held for Sale:

Cash and Cash Equivalents	$-	$743,271
Prepaid Expenses	103	7,798
Inventory	-	520,464
Other Current Assets	-	81,427

TOTAL CURRENT ASSETS (1)

Property and Equipment, Net	166,657	717,952
Operating Lease Right-of-Use Assets	965,558	190,986
Intangible Assets, Net	5,474,454	5,227,288
Goodwill	-	4,577,242

TOTAL NON-CURRENT ASSETS (1)

TOTAL ASSETS OF SUBSIDIARIES CLASSIFIED AS HELD FOR SALE	$6,606,772	$12,066,428

Carrying Amounts of the Liabilities Included in Assets Held for Sale:

Accounts Payable and Accrued Liabilities	$10,698	$963,255
Income Taxes Payable	-	159,053
Other Current Liabilities	-	27,854
Current Portion of Operating Lease Liabilities	272,119	-

TOTAL CURRENT LIABILITIES (1)

Operating Lease Liabilities, Net of Current Portion	965,592	296,694
Deferred Tax Liabilities	1,793,659	2,151,879

TOTAL NON-CURRENT LIABILITIES (1)

TOTAL LIABILITIES OF SUBSIDIARIES CLASSIFIED AS HELD FOR SALE	$3,042,068	$3,598,735

_____________________

(1) The assets and liabilities of subsidiaries classified as held for sale are classified as current on the Condensed Consolidated Balance Sheets as of December 26, 2020 and June 27, 2020 because it is probable that the sale will occur and proceeds will be collected within one year.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Six Months Ended December 26, 2020 and December 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

6.	PROPERTY AND EQUIPMENT

As of December 26, 2020 and June 27, 2020, property and equipment consists of the following:

	December 26,	June 27,
	2020	2020

Land and Buildings	$37,421,326	$37,400,378
Finance Lease Right-of-Use Assets	12,650,946	26,194,566
Furniture and Fixtures	14,042,105	13,970,449
Leasehold Improvements	67,534,535	63,976,372
Equipment and Software	29,700,665	29,277,120
Construction in Progress	36,404,721	38,470,016

Total Property and Equipment	197,754,298	209,288,901

Less Accumulated Depreciation	(45,327,125)	(34,741,034)

Property and Equipment, Net	$152,427,173	$174,547,867

Depreciation expense related to continuing operations of $3,960,243 and $9,512,628 was recorded for the three and six months ended December 26, 2020, respectively, of which $278,719 and $558,250, respectively, is included in cost of goods sold. Depreciation expense related to continuing operations of $3,344,124 and $10,410,880 was recorded for the three and six months ended December 28, 2019, respectively, of which $406,103 and $1,348,645, respectively, is included in cost of goods sold. The amount of depreciation recognized for the right of use assets for capital leases during the three and six months ended December 26, 2020 was $83,427 and $397,569, respectively, see “Note 11 – Leases” for further information.

During the three and six months ended December 28, 2019, borrowing costs totaling $1,432,632 and $2,308,728, respectively, were capitalized using an average capitalization rate of 15% and 15%, respectively. Borrowing costs were not capitalized as there were no active construction projects in progress during the three and six months ended December 26, 2020.

In addition, during the three and six months ended December 26, 2020, total labor related costs of $71,000 and $507,164, respectively, were capitalized to Construction in Progress, of which $12,000 and $148,386, respectively, was share-based compensation. During the three and six months ended December 28, 2019, total labor related costs of $339,905 and $776,069, respectively, were capitalized to Construction in Progress, of which $36,269 and $172,655, respectively, was share-based compensation.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Six Months Ended December 26, 2020 and December 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

7.	INTANGIBLE ASSETS

As of December 26, 2020 and June 27, 2020, intangible assets consist of the following:

	December 26,	June 27,
	2020	2020

Dispensary Licenses	$133,053,216	$139,736,881
Customer Relationships	18,586,200	18,586,200
Management Agreement	7,594,937	7,594,937
Capitalized Software	9,343,352	9,255,026
Intellectual Property	7,850,517	8,520,121

Total Intangible Assets	176,428,222	183,693,165

Dispensary Licenses	(23,064,894)	(19,162,587)
Customer Relationships	(13,407,729)	(8,113,913)
Management Agreement	(665,276)	(565,972)
Capitalized Software	(3,462,896)	(2,273,432)
Intellectual Property	(2,246,961)	(5,496,231)

Less Accumulated Amortization	(42,847,756)	(35,612,135)

Intangible Assets, Net	$133,580,466	$148,081,030

The Company recorded amortization expense related to continuing operations of $6,023,730 and $9,376,584 for the three and six months ended December 26, 2020, respectively. The Company recorded amortization expense related to continuing operations of $3,705,231 and $7,065,198 for the three and six months ended December 28, 2019, respectively. During the three and six months ended December 26, 2020, $13,300 and $38,119, respectively, of share-based compensation was capitalized to capitalized software. During the three and six months ended December 28, 2019, $70,988 and $272,242, respectively, of share-based compensation was capitalized to capitalized software.

8.	OTHER ASSETS

As of December 26, 2020 and June 27, 2020, other assets consist of the following:

	December 26,	June 27,
	2020	2020

Long-Term Security Deposits for Leases	$9,271,565	$9,752,611
Loans and Other Long-Term Deposits	7,769,757	7,568,738
Other Assets	96,595	53,648

Total Other Assets	$17,137,917	$17,374,997

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Six Months Ended December 26, 2020 and December 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of December 26, 2020 and June 27, 2020, accounts payable and accrued liabilities consist of the following:

	December 26,	June 27,
	2020	2020

Accounts Payable	$57,692,382	$58,614,619
Accrued Liabilities	13,234,560	10,532,715
Other Accrued Liabilities	9,708,487	10,383,596

Total Accounts Payable and Accrued Liabilities	$80,635,429	$79,530,930

10.	OTHER CURRENT LIABILITIES

As of December 26, 2020 and June 27, 2020, other current liabilities consist of the following:

	December 26,	June 27,
	2020	2020

Accrued Interest Payable	$1,857,304	$9,051,650
Contingent Consideration	87,893	8,951,801
Derivatives	418,576	546,076
Other Current Liabilities	11,098,390	1,728,854

Total Other Current Liabilities	$13,462,163	$20,278,381

Contingent Consideration

Contingent consideration recorded relates to a business acquisition during the year ended June 27, 2020. The contingent consideration related to the acquisition of One Love Beach Club is based upon fair value of the additional shares required to be paid upon the expiration of the lock-up and is based upon the fair market value of the Company’s trading stock and is considered a Level 1 categorization in the fair value hierarchy. Contingent consideration classified as a liability and measured at fair value in accordance with ASC 480, “Distinguishing Liabilities from Equity”. The contingent consideration is remeasured at fair value at each reporting period with changes recorded in profit and loss in the Condensed Consolidated Statements of Operations. During the six months ended December 26, 2020, the lock-up period expired and the contingent consideration was reclassified as other current liabilities on the Condensed Consolidated Balance Sheets as of December 26, 2020.

Derivative Liabilities

A reconciliation of the beginning and ending balance of derivative liabilities and change in fair value of derivative liabilities for the six months ended December 26, 2020 is as follows:

December 26,
2020

Balance at Beginning of Period	$546,076

Change in Fair Value of Derivative Liabilities	(127,500)

Balance at End of Period	$418,576

Fair value was measured based on Level 1 inputs on the fair value hierarchy since there are quoted prices in active markets for these warrants. The Company used the closing price of the publicly-traded warrants to estimate fair value of the derivative liability as of December 26, 2020.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Six Months Ended December 26, 2020 and December 28, 2019

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

The below are the details of the lease cost and other disclosures regarding the Company’s leases for the three and six months ended December 26, 2020 and December 28, 2019:

	Three Months Ended		Six Months Ended
	December 26,	December 28,	December 26,	December 28,
	2020	2019	2020	2019

Finance Lease Cost:
Amortization of Finance Lease Right-of-Use Assets	$83,426	$546,157	$397,569	$2,616,924
Interest on Lease Liabilities	460,297	1,549,769	1,984,118	2,982,699
Operating Lease Cost	8,034,052	7,978,593	15,692,972	14,964,892

Total Lease Expenses	$8,577,775	$10,074,519	$18,074,659	$20,564,515

	2020	2019	2020	2019

Gain on Sale and Leaseback Transactions, Net	$-	$-	$-	$(704,207)
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Financing Cash Flows from Finance Leases	$-	$297,588	$39,880	$297,588
Operating Cash Flows from Operating Leases	$6,918,798	$10,157,732	$16,077,196	$17,329,775
Non-Cash Additions to Right-of-Use Assets and Lease Liabilities:
Recognition of Right-of-Use Assets for Finance Leases	$-	$2,937,513	$350,249	$45,614,041
Recognition of Right-of-Use Assets for Operating Leases	$-	$20,993,959	$-	$162,551,190

The weighted-average remaining lease term and discount rate related to the Company’s finance lease liabilities as of December 26, 2020 were 42 years and 15.93%, respectively. The weighted-average remaining lease term and discount rate related to the Company’s operating lease liabilities as of December 26, 2020 were 8 years and 13.38%, respectively. The Company’s lease discount rates are generally based on estimates of its incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Six Months Ended December 26, 2020 and December 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

11.	LEASES (Continued)

Future lease payments under non-cancelable operating leases and finance leases as of December 26, 2020 are as follows:

Fiscal Year Ending	Operating Leases	Finance Leases

June 26, 2021	$14,166,912	$2,388,782
June 25, 2022	28,762,223	5,344,591
June 24, 2023	28,896,785	5,504,327
June 29, 2024	33,130,642	9,880,306
June 28, 2025	40,475,748	6,542,077
December 27, 2026 and Thereafter	109,374,556	1,076,344,422

Total Lease Payments	254,806,866	1,106,004,505
Less Interest	(132,713,189)	(1,077,756,509)
Present Value of Lease Liability	$122,093,677	$28,247,996

Finance leases noted above contain required security deposits, refer to “Note 8 – Other Assets”.

Lease Deferral Arrangements

During the six months ended December 26, 2020, the Company modified its existing lease arrangements with the Treehouse Real Estate Investment Trust (the “REIT”) in which the REIT agreed to defer a portion of total current monthly base rent on certain cultivation facilities and ground leases for the 36-month period between July 1, 2020 and July 1, 2023 for a total of fourteen properties. Amendments for eight of the properties were accounted for as lease modifications in accordance with ASC 842 “Leases”, whereas six leases related to failed leaseback transactions in which the related finance obligation was modified and accounted for in accordance with ASC 470, “Debt”, see “Note 12 – Notes Payable”, for further discussion. The total amount of all deferred rent accrues interest at 8.6% per annum during the deferral period. As consideration for the rent deferral, the Company issued 3,500,000 warrants to the REIT, each exercisable at $0.34 per share for a period of five years. Upon the analysis of the warrants issued under ASC 815, the Company determined that the warrants are accounted for as a direct cost in relation to the lease and to be measured at fair value and accounted for as an equity instrument. As a result of the modification to the leases discussed above, a gain on lease modification was recognized in the amount of $16,274,615 and is included in gain on disposals of assets, restructuring fees and other expenses in the accompanying Condensed Consolidated Statements of Operations during the six months ended December 26, 2020.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Six Months Ended December 26, 2020 and December 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

12.	NOTES PAYABLE

As of December 26, 2020 and June 27, 2020, notes payable consist of the following:

	December 26,	June 27,
	2020	2020

Financing liability incurred on various dates between January 2019 through September 2019 with implied interest rates ranging from 0.7% to 17.0% per annum.	$83,400,000	$83,576,661

Non-revolving, senior secured term notes dated between October 1, 2018 and October 30, 2020, issued to accredited investors, which mature on January 31, 2022, and bear interest at a rate of 15.5% and 18.0% per annum.	100,712,185	77,675,000

Convertible debentures dated between September 16, 2020 and December 17, 2020, issued to accredited investors and qualified institutional buyers, which mature two years from issuance, and bear interest at a rate of 7.5% per annum.	4,000,000	-

Promissory notes dated between January 15, 2019 through March 29, 2019, issued for deferred payments on acquisitions, which mature on varying dates from August 3, 2019 to June 30, 2020 and bear interest at rates ranging from 8.0% to 9.0% per annum.	15,992,000	16,173,250

Promissory notes dated November 7, 2018, issued to Lessor for tenant improvements as part of sales and leaseback transactions, which mature on November 7, 2028, bear interest at a rate of 10.0% per annum and require minimum monthly payments of $15,660 and $18,471.	2,221,112	2,339,564

Other	15,417	15,418

Total Notes Payable	206,340,714	179,779,893
Less Unamortized Debt Issuance Costs and Loan Origination Fees	(11,827,601)	(10,781,288)

Net Amount	$194,513,113	$168,998,605
Less Current Portion of Notes Payable	(16,761,052)	(16,188,668)

Notes Payable, Net of Current Portion	$177,752,061	$152,809,937

A reconciliation of the beginning and ending balances of notes payable for the six months ended December 26, 2020 is as follows:

Balance at Beginning of Period	$168,998,605

Cash Additions	14,830,279
Non-Cash Addition - Debt Modification	877,439
Debt Discount Recognized on Modification	(947,918)
Paid-In-Kind Interest Capitalized	11,454,467
Cash Payments	(481,780)
Equity Component of Debt	(5,310,375)
Cash Paid for Debt Issuance Costs	70,479
Accretion of Debt Discount	5,021,917

Balance at End of Period	$194,513,113

Less Current Portion of Notes Payable	(16,761,052)

Notes Payable, Net of Current Portion	$177,752,061

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Six Months Ended December 26, 2020 and December 28, 2019

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

On September 16, 2020, the Company entered into further amendments wherein the amount of funds available under the Facility was increased by $12,000,000, of which $5,700,000 was fully committed by the lenders through October 31, 2020. The additional amounts are funded through incremental term loans at an interest rate of 18.0% per annum wherein 12.0% shall be paid in cash monthly in arrears and 6.0% shall accrue monthly as payment-in-kind. In connection with each incremental draw under the amended Facility, the Company shall issue warrants equal to 200% of the incremental term loan amount, divided by the greater of (a) $0.20 per share and (b) 115% multiplied by the volume-weighted average trading price (“VWAP”) of the shares for the five consecutive trading days ending on the trading day immediately prior to the applicable funding date of the second tranche, which shall be the exercise price of the issued warrant. Such warrants are subject to a down round feature wherein the exercise price would be decreased in the event of the exercise of a down-round price reset of select warrants under the senior secured convertible credit facility with Gotham Green Partners (“GGP”). Refer to “Note 13 – Senior Secured Convertible Credit Facility” for further information. In addition, certain covenants and terms were added or amended, and the minimum liquidity covenant was waived until December 31, 2020. The amendment to the Facility was not deemed to be a substantial modification under ASC 470-50, “Modifications and Extinguishments”. As consideration for the amendment, the Company issued approximately 20,227,863 warrants exercisable at $0.34 per share until September 16, 2025. The Company also cancelled 20,227,863 existing warrants held by the lenders exercisable at $0.60 per share until December 31, 2022. The change in fair value of the warrants was recorded as a debt discount in connection with the Facility. Accordingly, the Company recorded an additional debt discount of $542,986 related to the change in terms of the warrants.

On September 16, 2020, the Company closed on an incremental term loan of $3,000,000 under the amended Facility and issued 30,000,000 warrants with an exercise price of $0.20 per share until September 16, 2025. On October 30, 2020, the Company closed on an incremental term loan of $7,705,279 under the amended Facility and issued 77,052,790 warrants with an exercise price of $0.20 per share until September 14, 2025. The warrants may be exercised at the election of their holders on a cashless basis and are classified as equity instruments. See “Note 15 – Share-Based Compensation” for further information.

On September 16, 2020 and September 28, 2020, the down round feature on the warrants issued in connection with the incremental term loan of $3,000,000 on September 16, 2020 was triggered wherein the exercise price was adjusted to $0.17 and $0.15 per share, respectively. The value of the effect of the down round feature was determined to be $405,480 and recognized as an increase in additional paid-in capital.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Six Months Ended December 26, 2020 and December 28, 2019

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

On September 16, 2020, the Company closed on an initial $1,000,000 of the facility with a conversion price of $0.17 per Subordinate Voting Share. In connection with the initial tranche, the Company issued 3,293,413 warrants with an exercise price of $0.21 per share. On September 28, 2020, the Company closed on a second tranche of $1,000,000 under its existing unsecured convertible facility with a conversion price of $0.15 per Subordinate Voting Share. In connection with the second tranche, the Company issued 3,777,475 warrants with an exercise price of $0.17 per Subordinate Voting Share. On November 20, 2020, the Company closed on a third tranche of $1,000,000 under the facility with a conversion price of $0.15 per Subordinate Voting Share. In connection with the third tranche, the Company issued 3,592,425 warrants with an exercise price of $0.17 per share. On December 17, 2020, the Company closed on a fourth tranche of $1,000,000 under the facility with a conversion price of $0.15 per Subordinate Voting Share. In connection with the fourth tranche, the Company issued 3,597,100 warrants with an exercise price of $0.18 per share. Under ASC 815, the conversion option and warrants were recorded as an equity instrument. As of December 26, 2020, the relative fair value of the warrants with a value of $650,933 has been recorded to equity.

Financing Liability

In connection with the Company’s failed sale and leaseback transactions described in “Note 11 – Leases”, a financing liability was recognized equal to the cash proceeds received upon inception. The cash payments made on the lease less the portion considered to be interest expense, will decrease the financing liability. The financing liability was modified due to an amended lease agreement during the six months ended December 26, 2020 in which the new terms of the amended agreement do not qualify as a substantial modification under ASC 470-50, “Modifications and Extinguishments”.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Six Months Ended December 26, 2020 and December 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

13.	SENIOR SECURED CONVERTIBLE CREDIT FACILITY

As of December 26, 2020 and June 27, 2020, senior secured convertible credit facility consists of the following:

		December 26,	June 27,
	Tranche	2020	2020

Senior secured convertible notes dated April 23, 2019, issued to accredited investors, which mature on April 23, 2022 and bear interest at LIBOR plus 6.0% per annum.	1A	$16,092,152	$21,660,583
Senior secured convertible notes dated May 22, 2019, issued to accredited investors, which mature on April 23, 2022 and bear interest at LIBOR plus 6.0% per annum.	1B	90,698,233	86,053,316
Senior secured convertible notes dated July 12, 2019, issued to accredited investors, which mature on April 23, 2022 and bear interest at LIBOR plus 6.0% per annum.	2	28,340,475	26,570,948
Senior secured convertible notes dated November 27, 2019, issued to accredited investors, which mature on April 23, 2022 and bear interest at LIBOR plus 6.0% per annum.	3	10,974,012	10,288,815
Senior secured convertible notes dated March 27, 2020, issued to accredited investors, which mature on April 23, 2022 and bear interest at LIBOR plus 6.0% per annum.	4	13,327,075	12,500,000
Amendment fee converted to senior secured convertible notes dated October 29, 2019, which mature on April 23, 2022 and bear interest at LIBOR plus 6.0% per annum.	-	20,717,133	19,423,593
Senior secured convertible notes dated April 24, 2020, issued to accredited investors, which mature on April 23, 2022 and bear interest at LIBOR plus 6.0% per annum.	IA-1	2,894,053	2,734,282
Senior secured convertible notes dated September 14, 2020, issued to accredited investors, which mature on April 23, 2022 and bear interest at LIBOR plus 6.0% per annum.	IA-2	5,596,564	-
Restatement fee issued in senior secured convertible notes dated March 27, 2020, which mature on April 23, 2022 and bear interest at LIBOR plus 6.0% per annum.	-	8,745,997	8,199,863
Second restatement fee issued in senior secured convertible notes dated July 2, 2020, which mature on April 23, 2022 and bear interest at LIBOR plus 6.0% per annum.	-	2,092,538	-

Total Drawn on Senior Secured Convertible Credit Facility		199,478,232	187,431,400

Less Unamortized Debt Discount		(39,886,067)	(21,062,937)

Senior Secured Convertible Credit Facility, Net		$159,592,165	$166,368,463

A reconciliation of the beginning and ending balances of senior secured convertible credit facility for the six months ended December 26, 2020 is as follows:

	Tranche 1	Tranche 2	Tranche 3	Tranche 4	Incremental Advance - 1	Incremental Advance - 2	Amendment Fee Notes	Restatement Fee Notes	2nd Restatement Fee Notes	TOTAL

Balance as of June 27, 2020	$102,833,447	$25,352,687	$9,680,433	$286,691	$2,168,540	$-	$18,964,600	$7,082,065	$-	$166,368,463

Cash Additions	-	-	-	-	-	5,468,565	-	-	-	5,468,565
Repayments	(8,000,000)	-	-	-	-	-	-	-	-	(8,000,000)
Fees Capitalized to Debt Related to Debt Modifications	-	-	-	-	-	(468,564)	-	-	2,000,000	1,531,436
Paid-In-Kind Interest Capitalized	7,076,486	1,769,530	685,198	827,075	159,771	128,000	1,293,540	546,134	92,538	12,578,272
Net Effect on Debt from Extinguishment	4,812,996	962,750	497,175	2,167,870	(453,979)	-	455,792	630,758	-	9,073,362
Net Effect on Equity Component of New and Amended Debt	(13,190,673)	(3,412,171)	(1,454,451)	(2,839,602)	(1,296,844)	(3,239,508)	(2,349,451)	(4,551,980)	-	(32,334,680)
Cash Paid for Debt Issuance Costs	-	-	-	-	-	(175,000)	-	-	-	(175,000)
Amortization of Debt Discounts	2,185,753	566,800	241,271	676,309	215,283	329,917	351,577	514,837	-	5,081,747

Balance as of December 26, 2020	$95,718,009	$25,239,596	$9,649,626	$1,118,343	$792,771	$2,043,410	$18,716,058	$4,221,814	$2,092,538	$159,592,165

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Six Months Ended December 26, 2020 and December 28, 2019

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

As consideration for the amendment, the conversion price for 52% of the tranches 1 through 3 and the first amendment fee notes outstanding under the Convertible Facility were amended to $0.34 per share. An amendment fee of $2,000,000 was also paid through the issuance of additional notes at a conversion price of $0.28 per share. The Fourth Amendment to the Convertible Facility was deemed to be a substantial modification under ASC 470-50, “Modifications and Extinguishments,” and a loss on extinguishment of $10,129,655 was recorded in the Condensed Consolidated Statements of Operations for the six months ended December 26, 2020.

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

On September 16, 2020 and September 28, 2020, the down round feature on the convertible notes and warrants issued in connection with Tranche 4, Incremental Advances and certain amendment fees was triggered wherein the exercise price was adjusted to $0.17 and $0.15 per share, respectively. The value of the effect of the down round feature on convertible notes and warrants was determined to be $32,744,770 and $6,723,954, respectively, for the six months ended December 26, 2020. The effect related to convertible notes was recognized as additional debt discount and an increase in additional paid-in-capital. The effect related to warrants was recognized as a deemed distribution and an increase in additional paid-in capital.

On November 1, 2020, the Company repaid $8,000,000 of borrowings under the Convertible Facility and recorded a loss $943,706 on the partial extinguishment of debt and is included in the net effect on equity component of new and amended debt in the reconciliation of the beginning and ending balances of senior secured convertible credit facility for the six months ended December 26, 2020.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Six Months Ended December 26, 2020 and December 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

14.	SHAREHOLDERS’ EQUITY

Issued and Outstanding

A reconciliation of the beginning and ending issued and outstanding shares is as follows:

	Subordinate Voting Shares	Super Voting Shares	MM CAN USA Class B Redeemable Units	MM Enterprises USA Common Units

Balance as of June 27, 2020	403,907,218	815,295	236,123,851	725,016

Cancellation of Super Voting Shares	-	(815,295)	-	-
Shares Issued to Settle Accounts Payable and Liabilities	7,205,754	-	-	-
Redemption of MedMen Corp Redeemable Shares	88,945,434	-	(88,945,434)	-
Shares Issued for Vested Restricted Stock Units	7,173,256	-	-	-
Shares Issued for Acquisition Costs	2,082,890	-	-	-
Stock Grants for Compensation	3,001,282	-	-	-

Balance as of December 26, 2020	512,315,834	-	147,178,417	725,016

Cancellation of Super Voting Shares

Effective as of December 10, 2020, the Company cancelled the remaining 815,295 Class A Super Voting Shares that were granted via proxy to Benjamin Rose wherein no consideration was paid. The effect of the cancellation was recognized as a reduction in the mezzanine equity for the book value of $82,500 and the difference over the repurchase price of nil was recorded to additional paid-in capital. There was no effect on total shareholders’ equity as a result of this cancellation. As of December 26, 2020, there are no outstanding Class A Super Voting Shares.

Non-Controlling Interests

Non-controlling interest represents the net assets of the subsidiaries that the holders of the Subordinate Voting Shares do not directly own. The net assets of the non-controlling interest are represented by the holders of MM CAN USA Redeemable Shares and the holders of MM Enterprises USA Common Units. Non-controlling interest also represents the net assets of the entities the Company does not directly own but controls through a management agreement. As of December 26, 2020 and June 27, 2020, the holders of the MM CAN USA Redeemable Shares represent approximately 22.32% and 36.89%, respectively, of the Company and holders of the MM Enterprises USA Common Units represent approximately 0.11% and 0.11%, respectively, of the Company.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Six Months Ended December 26, 2020 and December 28, 2019

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

As of and for the six months ended December 26, 2020, the balances of the VIEs before any intercompany eliminations consists of the following:

	Venice Caregivers Foundation, Inc.	LAX Fund II Group, LLC	Natures Cure, Inc.	TOTAL

Current Assets	$772,010	$(8,795,281)	$10,407,949	$2,384,678
Non-Current Assets	13,461,338	3,129,112	5,002,478	21,592,928

Total Assets	$14,233,348	$(5,666,169)	$15,410,427	$23,977,606

Current Liabilities	$12,147,006	$(566,336)	$5,070,565	$16,651,235
Non-Current Liabilities	9,214,775	2,558,486	1,146,329	12,919,590

Total Liabilities	$21,361,781	$1,992,150	$6,216,894	$29,570,825

Non-Controlling Interest	$(7,128,433)	$(7,658,319)	$9,193,533	$(5,593,219)

Revenues	$4,398,883	$(823)	$6,549,799	$10,947,859
Net Income (Loss) Attributable to Non-Controlling Interest	$(1,203,248)	$(1,587,992)	$2,413,906	$(377,334)

As of and for the year ended June 27, 2020, the balances of the VIEs consists of the following:

	Venice Caregivers Foundation, Inc.	LAX Fund II Group, LLC	Natures Cure, Inc.	TOTAL

Current Assets	$1,233,188	$811,025	$6,639,231	$8,683,444
Non-Current Assets	16,867,824	3,259,563	5,032,428	25,159,815

Total Assets	$18,101,012	$4,070,588	$11,671,659	$33,843,259

Current Liabilities	$12,831,161	$7,481,953	$3,745,710	$24,058,824
Non-Current Liabilities	11,196,585	2,662,078	1,146,322	15,004,985

Total Liabilities	$24,027,746	$10,144,031	$4,892,032	$39,063,809

Non-Controlling Interest	$(5,926,734)	$(6,073,443)	$6,779,627	$(5,220,550)

Revenues	$10,949,458	$-	$13,976,810	$24,926,268
Net Income (Loss) Attributable to Non-Controlling Interest	$(6,132,528)	$(3,777,079)	$3,143,437	$(6,766,170)

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Six Months Ended December 26, 2020 and December 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

14.	SHAREHOLDERS’ EQUITY (Continued)

The net change in the consolidated VIEs and other non-controlling interest are as follows for the six months ended December 26, 2020:

	Venice Caregivers Foundation, Inc.	LAX Fund II Group, LLC	Natures Cure, Inc.	Other Non- Controlling Interests	TOTAL

Balance as of June 27, 2020	$(5,925,185)	$(6,070,327)	$6,779,627	$(331,561,812)	$(336,777,697)

Net Income (Loss)	(1,203,248)	(1,587,992)	2,413,906	(29,715,662)	(30,092,996)

Equity Component on Debt and Debt Modification	-	-	-	4,055,133	4,055,133
Deferred Tax Impact on Conversion Feature	-	-	-	(1,210,052)	(1,210,052)
Redemption of MedMen Corp Redeemable Shares	-	-	-	(48,580,443)	(48,580,443)

Balance as of December 26, 2020	$(7,128,433)	$(7,658,319)	$9,193,533	$(407,012,836)	$(412,606,055)

Le Cirque Rouge, LP (the Operating Partnership,” or the “OP”) is a Delaware limited partnership that holds substantially all of the real estate assets owned by the REIT, conducts the REIT’s operations, and is financed by the REIT. Under ASC 810, “Consolidation”, the OP was determined to be a variable interest entity in which the Company has a variable interest. The Company was determined to have an implicit variable interest in the OP based on the leasing relationship and arrangement with the REIT. The Company was not determined to be the primary beneficiary of the VIE as the Company does not have the power to direct the activities of the VIE that most significantly affect its economic performance. As of December 26, 2020, the Company continues to have a variable interest in the OP. During the six months ended December 26, 2020, the Company did not provide any financial or other support to the REIT other than the REIT being a lessor on various leases as described in “Note 11 – Leases”. Accordingly, Le Cirque Rouge, LP is not consolidated as a variable interest entity within the unaudited interim Condensed Consolidated Financial Statements.

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

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Six Months Ended December 26, 2020 and December 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

15.	SHARE-BASED COMPENSATION (Continued)

A summary of share-based compensation expense for the three and six months ended December 26, 2020 and December 28, 2019 is as follows:

	Three Months Ended		Six Months Ended
	December 26,	December 28,	December 26,	December 28,
	2020	2019	2020	2019

Stock Options	$1,537,682	$967,231	$2,546,220	$2,654,504
LTIP Units	-	479,528	-	1,313,059
Stock Grants for Services	(60,357)	1,524,698	121,232	1,889,646
Restricted Stock Grants	279,909	1,130,018	437,386	2,810,643

Total Share-Based Compensation	$1,757,234	$4,101,475	$3,104,838	$8,667,852

For the six months ended December 26, 2020 and December 28, 2019, the fair value of stock options granted with a fixed exercise price was determined using the Block-Scholes option-pricing model with the following assumptions at the time of grant:

	Six Months Ended
	December 26,	December 28,
	2020	2019

Weighted-Average Risk-Free Annual Interest Rate	1.05%	1.70%
Weighted-Average Expected Annual Dividend Yield	0.0%	0.0%
Weighted-Average Expected Stock Price Volatility	116.5%	85.1%
Weighted-Average Expected Life in Years	7.50	7.50
Weighted-Average Estimated Forfeiture Rate	40.0%	40.0%

Stock Options

A reconciliation of the beginning and ending balance of stock options outstanding is as follows:

	Number of Stock Options	Weighted-Average Exercise Price	Number of Stock Options Exercisable	Weighted-Average Exercise Price

Balance as of June 27, 2020	8,618,204	$2.78	4,248,393	$2.78
Granted	7,318,669	$0.17	8,257,087	$0.36
Forfeited	(1,051,917)	$(3.00)	-	$-

Balance as of December 26, 2020	14,884,956	$1.48	12,505,480	$1.42

The aggregate intrinsic value of options outstanding was nil at both December 26, 2020 and June 27, 2020.

LTIP Units and LLC Redeemable Units

A reconciliation of the beginning and ending balances of the LTIP Units and LLC Redeemable Units issued for compensation outstanding is as follows:

Weighted
	LTIP Units	LLC	Average
	Issued and	Redeemable	Grant Date
	Outstanding	Units	Fair Value

Balance as of June 27, 2020 and December 26, 2020	19,323,878	725,016	$0.52

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Six Months Ended December 26, 2020 and December 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

15.	SHARE-BASED COMPENSATION (Continued)

Deferred Stock Units

Effective December 10, 2019, the Company’s board of directors approved a Deferred Share Unit (“DSU”) award under the Company’s Incentive Plan. The DSU award was for units to the Company’s non-management directors. Each director will be provided the Company’s Subordinate Voting Shares based on the duration of their term as a director up to $250,000 for a year of service ending August 2020. As of December 26, 2020, and June 27, 2020, there was nil and 1,283,567 units issued and outstanding, respectively. For the three and six months ended December 26, 2020, compensation expense related to the DSU award was nil and nil, respectively, was included in accounts payable and stock-based compensation expense on the Company’s Condensed Consolidated Balance Sheets. As of December 26, 2020, the corresponding Subordinate Voting Share had been issued to the directors. A reconciliation of the beginning and ending balance of DSUs outstanding is as follows:

	Issued and Outstanding	Weighted-Average Fair Value

Balance as of June 27, 2020	1,283,567	$0.38

Settled	(1,283,567)	$(0.38)

Balance as of December 26, 2020	-	$-

Restricted Stock Grants

During the six months ended December 26, 2020, the Company granted an entitlement to 27,508,063 of restricted Subordinate Voting Shares to certain officers, directors and employees. A reconciliation of the beginning and ending balance of restricted stock grants outstanding is as follows:

	Issued and Outstanding	Vested	Weighted-Average Fair Value

Balance as of June 27, 2020	7,159,164	192,459	$0.68

Granted (1)	27,508,063	-	$0.16
Forfeiture of Restricted Stock (2)	(2,156,155)	-	$(0.15)
Redemption of Vested Stock	(7,173,258)	(7,173,258)	$(0.18)
Vesting of Restricted Stock	-	7,584,358	$0.18

Balance as of December 26, 2020	25,337,814	603,559	$0.30

_____________________

(1) Issued on December 11, 2020 to certain officers and employees of the Company and vest 37.5%, 12.5%, 37.5%, 12.5% on the 1st, 2nd, 3rd and 4th anniversary, respectively.

(2) 2,156,155 of the restricted stock grants were forfeited upon the resignation of certain employees prior to their vesting.

Certain restricted stock granted has vesting which is based on market conditions. For restricted stock that have no market condition vesting, the fair value was determined using the trading value of the Subordinate Voting Shares on the date of grant. For the restricted stock that have market condition vesting, these shares were valued using a Monte Carlo simulation model taking into account the trading value of the Company’s Subordinate Voting Shares on the date of grant and into the future encompassing a wide range of possible future market conditions. During the six months ended December 26, 2020, there were no restricted stock grants with a market vesting condition.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Six Months Ended December 26, 2020 and December 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

15.	SHARE-BASED COMPENSATION (Continued)

Warrants

A reconciliation of the beginning and ending balance of warrants outstanding is as follows:

	Number of Warrants Outstanding
	Subordinate Voting Shares	MedMen Corp Redeemable Shares	Total	Weighted-Average Exercise Price

Balance as of June 27, 2020	114,998,915	40,455,731	155,454,646	$0.71

Issued	114,305,552	147,508,516	261,814,068	$0.18
Cancelled	(1,080,226)	(40,455,731)	(41,535,957)	$(0.50)

Balance as of December 26, 2020	228,224,241	147,508,516	375,732,757	$0.36

During the six months ended December 26, 2020, 40,455,726, 30,000,000 and 77,052,790 warrants were issued for MedMen Corp Redeemable Shares with an exercise price of $0.34, $0.20 and $0.20, respectively, and expire through October 30, 2025. Additionally, 41,875,000, 3,293,413, 3,500,000, 3,777,475, 3,592,326, 3,597,000 and 54,670,338 warrants were issued for Subordinate Voting Shares with an exercise price of $0.20, $0.21, $0.34, $0.17, $0.17, $0.18 and $0.15, respectively, and expire through July 2, 2025.

The fair value of warrants exercisable for MedMen Corp Redeemable Shares was determined using the Black-Scholes option-pricing model with the following assumptions on the date of issuance:

	December 26,	June 27
	2020	2020

Weighted-Average Risk-Free Annual Interest Rate	0.13%	2.20%
Weighted-Average Expected Annual Dividend Yield	0%	0%
Weighted-Average Expected Stock Price Volatility	92.06%	88.19%
Weighted-Average Expected Life of Warrants	1 year	1 year

The fair value of warrants exercisable for the Company’s Subordinate Voting Shares was determined using the Black-Scholes option-pricing model with the following assumptions on the latest modification of December 17, 2020:

Weighted-Average Risk-Free Annual Interest Rate	0.09%
Weighted-Average Expected Annual Dividend Yield	0%
Weighted-Average Expected Stock Price Volatility	91.82%
Weighted-Average Expected Life of Warrants	1 year

Stock price volatility was estimated by using the historical volatility of the Company’s Subordinate Voting Shares and the average historical volatility of comparable companies from a representative peer group of publicly-traded cannabis companies. The expected life in years represents the period of time that warrants issued are expected to be outstanding. The risk-free rate was based on U.S. Treasury bills with a remaining term equal to the expected life of the warrants. 55,817,248 of warrants are cancelable if the Company meets certain cash flow metrics for six consecutive months. The effects of contingent cancellation feature were included in determining the fair value of the related warrants.

As of December 26, 2020 and June 27, 2020, warrants outstanding have a weighted-average remaining contractual life of 4 and 4 years, respectively.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Six Months Ended December 26, 2020 and December 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

16.	LOSS PER SHARE

The following is a reconciliation for the calculation of basic and diluted loss per share for the three and six months ended December 26, 2020 and December 28, 2019:

	Three Months Ended		Six Months Ended
	December 26,	December 28,	December 26,	December 28,
	2020	2019	2020	2019

Net Loss from Continuing Operations Attributable to Shareholders of MedMen Enterprises, Inc.	$(50,897,250)	$(4,404,879)	$(70,134,937)	$(25,547,228)
Less: Deemed Dividend - Down Round Feature of Warrants	(1,480,716)	-	(6,364,183)	-
Net Loss from Continuing Operations Available to Shareholders of MedMen Enterprises, Inc.	$(52,377,966)	$(4,404,879)	$(76,499,120)	$(25,547,228)

Net Income (Loss) from Discontinued Operations	1,201,766	(36,845,653)	(1,480,409)	(39,926,048)

Total Net Loss	$(51,176,200)	$(41,250,532)	$(77,979,529)	$(65,473,276)

Weighted-Average Shares Outstanding – Basic and Diluted	482,903,106	220,467,070	452,806,117	196,211,921

Loss Per Share - Basic and Diluted:

From Continuing Operations Attributable to Shareholders of MedMen Enterprises Inc.	$(0.11)	$(0.02)	$(0.17)	$(0.13)

From Discontinued Operations Attributable to Shareholders of MedMen Enterprises Inc.	$0.00	$(0.17)	$(0.00)	$(0.20)

Diluted loss per share is the same as basic loss per share as the issuance of shares on the exercise of convertible debentures, LTIP share units, warrants and share options is anti-dilutive.

17.	GENERAL AND ADMINISTRATIVE EXPENSES

During the three and six months ended December 26, 2020 and December 28, 2019, general and administrative expenses consisted of the following:

	Three Months Ended		Six Months Ended
	December 26,	December 28,	December 26,	December 28,
	2020	2019	2020	2019

Salaries and Benefits	$9,601,502	$23,614,626	$19,642,206	$44,515,961
Professional Fees	3,602,429	5,142,056	7,201,764	10,427,325
Rent	8,977,156	9,274,734	17,584,889	16,409,249
Licenses, Fees and Taxes	1,713,267	5,857,171	4,964,145	8,179,070
Other General and Administrative	9,674,082	16,430,360	15,859,036	34,882,291

Total General and Administrative Expenses	$33,568,436	$60,318,947	$65,252,040	$114,413,896

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Six Months Ended December 26, 2020 and December 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

18.	OTHER OPERATING EXPENSE

During the three and six months ended December 26, 2020 and December 28, 2019, other operating expenses consisted of the following:

	Three Months Ended		Six Months Ended
	December 26,	December 28,	December 26,	December 28,
	2020	2019	2020	2019

Loss on Disposals of Assets	$527,944	$1,088,299	$384,577	$226,335
Restructuring and Reorganization Expense	591,488	5,284,661	1,180,410	5,636,590
Loss on Settlement of Accounts Payable	1,186,333	-	1,025,688	-
Gain on Lease Terminations	(1,279,533)	(23,815)	(17,908,817)	(217,127)
Other Income	(250,336)	(643,737)	(603,823)	(638,352)

Total Other Operating Expense (Income)	$775,896	$5,705,408	$(15,921,965)	$5,007,446

19.	REALIZED AND UNREALIZED LOSS (GAIN) ON INVESTMENTS AND ASSETS HELD FOR SALE

During the three and six months ended December 26, 2020 and December 28, 2019, realized and unrealized loss (gain) on investments and assets held for sale consisted of the following:

	Three Months Ended		Six Months Ended
	December 26,	December 28,	December 26,	December 28,
	2020	2019	2020	2019

Loss (Gain) on Assets Held for Sale	$1,960,871	$(3,000)	$(10,454,608)	$-
Gain on Changes in Fair Value of Investments	-	(5,031,158)	-	(16,514,480)

Total Realized and Unrealized Loss (Gain) on Investments and Assets Held for Sale	$1,960,871	$(5,034,158)	$(10,454,608)	$(16,514,480)

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Six Months Ended December 26, 2020 and December 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

20.	PROVISION FOR INCOME TAXES AND DEFERRED INCOME TAXES

The following table summarizes the Company’s income tax expense and effective tax rates for the three and six months ended December 26, 2020 and December 28, 2019:

	Three Months Ended		Six Months Ended
	December 26,	December 28,	December 26,	December 28,
	2020	2019	2020	2019

Loss from Continuing Operations Before Provision for Income Taxes	$(46,092,236)	$(71,051,659)	$(65,918,902)	$(148,430,669)
Income Tax (Expense) Benefit	(23,970,469)	14,649,487	(34,309,031)	32,310,218
Effective Tax Rate	(52.04)%	20.87%	(52.04)%	20.87%

Historically, the Company has computed its provision for income taxes under the discrete method which treats the year-to-date period as if it were the annual period and determines the income tax expense or benefit on that basis. For the three and six months ended December 26, 2020, the Company has calculated its provision for income taxes during its interim reporting periods by applying an estimate of the annual effective tax rate for the full year “ordinary” income or loss for the respective reporting period. Historically, the discrete method was applied due to the reliability of the estimate the annual effective tax rate. The Company believes that, at this time, the use of the estimated annual tax rate is more appropriate under FASB Interpretation No. 18 an interpretation of APB Opinion No. 28 than the discrete method given the Company’s utilization of its forecast.

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

The effective tax rate for the three and six months ended December 26, 2020 varies widely from the three and six months ended December 28, 2019, respectively, primarily due to the Company reporting increased expenses subject to IRC Section 280E relative to pre-tax book loss. The Company incurred a large amount of expenses that were not deductible due to IRC Section 280E limitations which resulted in income tax expense being incurred while there were pre-tax losses for the three months ended September 2020.

The federal statute of limitation remains open for the 2017 tax year to the present. The state income tax returns generally remain open for the 2016 tax year through the present. Net operating losses arising prior to these years are also open to examination if and when utilized.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Six Months Ended December 26, 2020 and December 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

21.	COMMITMENTS AND CONTINGENCIES

Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of these regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulations as of December 26, 2020 and June 27, 2020, marijuana regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties or restrictions in the future.

Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of December 26, 2020, there were no pending or threatening lawsuits that could be reasonably assessed to have resulted in a probable loss to the Company in an amount that can be reasonably estimated. As such, no accrual has been made in the Consolidated Financial Statements relating to claims and litigations. As of December 26, 2020, there are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party to the Company or has a material interest adverse to the Company’s interest.

In July 2018, a legal claim was filed against the Company related to alleged misrepresentations in respect of a financing transaction completed in May 2018. The claimant is seeking damages of approximately $2,200,000. The Company believes the likelihood of a loss contingency is remote. As a result, no amount has been set up for potential damages in these financial statements.

In late January 2019, the Company’s former Chief Financial Officer (“CFO”) filed a complaint against MM Enterprises in the Superior Court of California, County of Los Angeles, seeking damages for claims relating to his employment. The Company is currently defending against this lawsuit, which seeks damages for wrongful termination, breach of contract, and breach of implied covenant of good faith. The former CFO’s employment agreement provided for the payment of severance in the event of termination without cause. The Company disputes the claims set forth in this lawsuit and believes that the outcome is neither probable nor estimable; therefore, no amounts have been accrued in relation to the claim in these financial statements.

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

In May 2020, litigation was filed against the Company related to a purchase agreement and secured promissory note for a previous acquisition. The Company is currently defending against this lawsuit, which claims for breach of contract, breach of implied covenant of good faith and fair dealing, common law fraud and securities fraud. The plaintiffs are seeking damages for such claims in which the amount is currently not reasonably estimable. Therefore, pursuant to ASC 450, “Contingencies” (“ASC 450”), a liability has not been recorded in these Condensed Consolidated Financial Statements. As a result of the pending claims, access to records were withheld by the plaintiffs prior to the Company’s deconsolidation of the entity. See “Note 24 – Discontinued Operations” for further discussion. In response, the Company filed a counterclaim and is seeking entitlement to proceeds of the sale, net of amounts owed under the secured promissory note which is in dispute. In accordance with ASC 450, any loss recoveries related to the Company’s counterclaim have not been recorded. In addition, net proceeds resulting from the sale was not recognized as a receivable as the amount is not reasonably estimable. See “Note 12 – Notes Payable” for the secured promissory note that remains as of December 26, 2020.

In September 2020, a legal dispute was filed against the Company related to the separation of a former officer in which the severance issued is currently being disputed. The Company believes the likelihood of loss is remote. As a result, no amount has been set up for potential damages in these financial statements.

In February 2020, a legal dispute was filed against the Company and settled in December 2020 for approximately $2,400,000. As of December 26, 2020, the remaining amount has been accrued in the Consolidated Balance Sheet.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Six Months Ended December 26, 2020 and December 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

22.	RELATED PARTY TRANSACTIONS

All related party balances due from or due to the Company as of December 26, 2020 and June 27, 2020 did not have any formal contractual agreements regarding payment terms or interest.

As of December 26, 2020 and June 27, 2020, amounts due from related parties were as follows:

		December 26,	June 27,
Name and Relationship to Company	Transaction	2020	2020

MMOF GP II, LLC (“Fund LP II”), an entity which Mr. Adam Bierman, Mr. Andrew Modlin and Mr. Christopher Ganan each holds 33.3% indirect voting interest. The shareholders each hold 27.1% of indirect equity interest in Fund LP II, the General Partner of Fund II, which both hold equity interests in a subsidiary of the Company. (1)	Management Fees	$1,820,204	$1,820,204

MedMen Opportunity Fund GP, LLC (“Fund LP”), an entity which Mr. Adam Bierman, Mr. Andrew Modlin and Mr. Christopher Ganan each holds 33.3% indirect voting interest. The shareholders each hold 24.2% of indirect equity interest in Fund LP, the General Partner of Fund I, which both hold equity interests in a subsidiary of the Company. (1)	Management Fees	1,289,513	1,289,513

Total Amounts Due from Related Parties		$3,109,717	$3,109,717

___________________

(1) As of February 2020 and May 2020, Mr. Adam Bierman and Mr. Andrew Modlin, respectively, no longer held board or management positions and therefore as of December 26, 2020 are not related parties, however they were during the fiscal year ended June 27, 2020. As of November 2020, Chris Ganan was no longer a member of the Company’s board of directors and therefore is not considered a related party under ASC 850, “Related Party Disclosures” as of December 26, 2020, however Mr. Ganan was a related party during the fiscal year ended June 27, 2020.

As of December 26, 2020 and June 27, 2020, amounts due to related parties were as follows:

		December 26,	June 27,
Name and Relationship to Company	Transaction	2020	2020

Fund LP II, an entity which Mr. Adam Bierman, Mr. Andrew Modlin and Mr. Christopher Ganan each holds 33.3% indirect voting interest. The shareholders each hold 27.1% of indirect equity interest in Fund LP II, the General Partner of Fund II, which both hold equity interests in a subsidiary of the Company. (1)	Working Capital, Construction and Tenant Improvements, Lease Deposits and Cash Used for Acquisitions	$(1,093,896)	$(1,093,896)

Fund LP, an entity which Mr. Adam Bierman, Mr. Andrew Modlin and Mr. Christopher Ganan each holds 33.3% indirect voting interest. The shareholders each hold 24.2% of indirect equity interest in Fund LP, the General Partner of Fund I, which both hold equity interests in a subsidiary of the Company. (1)	Working Capital, Management Fees and Cash Used for Acquisitions	(1,986,697)	(1,986,697)

Other		(1,294,134)	(1,476,221)

Total Amounts Due to Related Parties		$(4,374,727)	$(4,556,814)

_____________________

(1) As of February 2020 and May 2020, Mr. Adam Bierman and Mr. Andrew Modlin, respectively, no longer held board or management positions and therefore as of December 26, 2020 are not related parties, however they were during the fiscal year ended June 27, 2020. As of November 2020, Chris Ganan was no longer a member of the Company’s board of directors and therefore is not considered a related party under ASC 850, “Related Party Disclosures” as of December 26, 2020, however Mr. Ganan was a related party during the fiscal year ended June 27, 2020.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Six Months Ended December 26, 2020 and December 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

22.	RELATED PARTY TRANSACTIONS (Continued)

On December 11, 2019, the Company announced that Benjamin Rose, the previous Executive Chairman of the Board, was granted a limited proxy of 815,295 Class A Super Voting Shares, which represents 50% of the total Class A Super Voting Shares, for a period of one year. As a result of the proxy, Mr. Rose had joint control of the Company and was a related party under ASC 850, “Related Party Disclosures” until December 2020 in which Mr. Rose resigned as Chairman of the Board and as a board member and the proxy of Super Voting Shares granted to Mr. Rose expired. See “Note 14 – Shareholders’ Equity” for further information on the cancellation of Super Voting Shares. In August 2020 and November 2020, the Company granted 102,519 restricted stock units to Mr. Rose. As of December 26, 2020, the corresponding Class B Subordinate Voting Shares for the November 2020 grant have yet to be issued to Mr. Rose.

Pursuant to the Side Letter executed on October 29, 2019 in conjunction with the second amendment of the Convertible Facility with GGP, Wicklow Capital and GGP have the right to nominate a majority of the Company’s Board of Directors while the aggregate principal amount outstanding under the Convertible Facility is more than $25,000,000. The ability to elect the majority of the Company’s Board of Directors meets the definition of control under ASC 850, “Related Party Disclosures” and accordingly, Wicklow Capital is a related party of the Company.

As of December 26, 2020, the Company determined GGP to be a related party as a result of GGP having significant influence over the Company. See “Note 13 – Senior Secured Convertible Credit Facility” for a full disclosure of transactions and balances related to GGP.

In March 2020, the Company entered into restructuring plan and retained interim management and advisory firm, Sierra Constellation Partners (“SCP”). As part of the engagement, Tom Lynch was appointed as Interim Chief Executive Officer and Chief Restructuring Officer, and Tim Bossidy was appointed as Interim Chief Operating Officer. Mr. Lynch is a Partner and Senior Managing Director at SCP. Mr. Bossidy is a Director at SCP. In December 2020, Mr. Lynch was elected as Chairman of the Board and Reece Fulgham, a Managing Director at SCP, was appointed as Interim Chief Financial Officer. During the six months ended December 26, 2020, the Company had paid $844,042 in fees to SCP for interim management and restructuring support. During the six months ended December 26, 2020, Mr. Lynch and Mr. Bossidy each received 124,868 stock options.

The Company’s Board of Directors each receive quarterly fees of $200,000 of which one-third is paid in cash and two-thirds is paid in Class B Subordinate Voting Shares. The Class B Subordinate Voting Shares is recorded as a restricted stock unit until settled.

23.	SEGMENTED INFORMATION

The Company currently operates in one segment, the production and sale of cannabis products, which is how the Company’s Chief Operating Decision Maker manages the business and makes operating decisions. The Company’s cultivation operations are not considered significant to the overall operations of the Company. Intercompany sales and transactions are eliminated in consolidation.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Six Months Ended December 26, 2020 and December 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

24.	DISCONTINUED OPERATIONS

During the six months ended December 26, 2020, the Company contemplated the divesture of non-core assets and management entered into a plan to sell its operations in the state of Arizona. Consequently, assets and liabilities allocable to the operations within the state of Arizona were classified as a disposal group. The assets associated with the Arizona disposal group have been measured at the lower of its carrying amount or FVLCTS. Revenue and expenses, gains or losses relating to the discontinuation of Arizona operations have been eliminated from profit or loss from the Company’s continuing operations and are shown as a single line item in the Condensed Consolidated Statements of Operations.

During the fiscal year ended June 27, 2020, the Company began separate negotiations to sell its operations in the state of Arizona, including the related management entities. In October 2020, Kannaboost Technology Inc. and CSI Solutions LLC (collectively referred to as “Level Up”) was sold at auction for a total sales price of $25,150,000, of which the Company has not received the proceeds as of December 26, 2020. Refer to “Note 21 - Commitments and Contingencies” for further information. All outstanding membership interests in Level Up and all operational control and risk of loss was transferred to the purchaser on November 5, 2020. Upon deconsolidation, the Company will not have any continuing involvement with the former subsidiary outside of the litigation disclosed in “Note 21 – Commitments and Contingencies”. The Company recognized a loss upon sale of membership interests of $1,628,124 for the net carrying value of the assets as of the disposition date which was determined as the book value less direct costs to sell and is recognized on the Condensed Consolidated Statements of Operations during the six months ended December 26, 2020. On June 29, 2020, the Company entered into a non-binding term sheet for the remaining subsidiary classified as discontinued operations for total gross proceeds of $9,000,000, subject to certain adjustments. As of December 26, 2020, the contemplated transaction is subject to customary closing conditions and is expected to close within the next twelve months. After the close of the transaction, there will be no continued involvement with the sellers.

For the six months ended December 26, 2020, net loss from discontinued operations does not include revenue and expenses and gains or losses from Level Up as a result of the deconsolidation in November 2020. Net operating loss of the discontinued operations and the gain or loss from re-measurement of assets and liabilities classified as held for sale are summarized as follows:

	Three Months Ended		Six Months Ended
	December 26,	December 28,	December 26,	December 28,
	2020	2019	2020	2019

Revenue	$1,741,505	$4,276,771	$3,341,495	$8,581,520
Cost of Goods Sold	1,223,372	2,054,833	2,492,124	5,935,439

Gross Profit	518,133	2,221,938	849,371	2,646,081

Expenses:
General and Administrative	718,101	1,961,132	1,694,712	3,784,884
Sales and Marketing	10,600	42,057	17,101	43,005
Depreciation and Amortization	32,060	662,393	81,202	1,161,721
Impairment Expense	-	46,702,659	-	46,702,659

Total Expenses	760,761	49,368,241	1,793,015	51,692,269

Loss from Operations	(242,628)	(47,146,303)	(943,644)	(49,046,188)

Other Expense (Income):
Other Expense	(34,391)	232	2,665	5,592

Total Other Expense	(34,391)	232	2,665	5,592

Loss on Discontinued Operations Before Provision for Income Taxes	(208,237)	(47,146,535)	(946,309)	(49,051,780)
Provision for Income Tax Benefit (Expense)	1,410,003	10,300,882	(534,100)	9,125,732

Income (Loss) on Discontinued Operations	$1,201,766	$(36,845,653)	$(1,480,409)	$(39,926,048)

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Six Months Ended December 26, 2020 and December 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

24.	DISCONTINUED OPERATIONS (Continued)

The carrying amounts of assets and liabilities in the disposal group are summarized as follows:

	December 26,	June 27,
	2020	2020

Carrying Amounts of the Assets Included in Discontinued Operations:

Cash and Cash Equivalents	$148,106	$522,966
Accounts Receivable	386,391	274,886
Prepaid Expenses	124,262	74,622
Inventory	1,663,909	3,323,978
Other Current Assets	48,736	64,600

TOTAL CURRENT ASSETS (1)

Property and Equipment, Net	2,548,041	4,288,808
Operating Lease Right-of-Use Assets	4,998,953	5,257,327
Intangible Assets, Net	3,756,780	7,260,288
Other Assets	4,860	113,576

TOTAL NON-CURRENT ASSETS (1)

TOTAL ASSETS OF THE DISPOSAL GROUP CLASSIFIED AS HELD FOR SALE	$13,680,038	$21,181,051

Carrying Amounts of the Liabilities Included in Discontinued Operations:

Accounts Payable and Accrued Liabilities	$1,069,500	$2,126,162
Income Taxes Payable	1,803,056	946,679
Other Current Liabilities	13,015	22,748
Current Portion of Operating Lease Liabilities	173,929	385,699

TOTAL CURRENT LIABILITIES (1)

Operating Lease Liabilities, Net of Current Portion	4,941,099	5,300,936
Deferred Tax Liabilities	1,325,032	6,278,079

TOTAL NON-CURRENT LIABILITIES (1)

TOTAL LIABILITIES OF THE DISPOSAL GROUP CLASSIFIED AS HELD FOR SALE	$9,325,631	$15,060,303

_____________________

(1) The assets and liabilities of the disposal group classified as held for sale are classified as current on the Condensed Consolidated Balance Sheets as of December 26, 2020 because it is probable that the sale will occur and proceeds will be collected within one year.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Six Months Ended December 26, 2020 and December 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

25.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through February 16, 2021, which is the date these unaudited interim Condensed Consolidated Financial Statements were issued, and has concluded that the following subsequent events have occurred that would require recognition in the Condensed Consolidated Financial Statements or disclosure in the notes to the Condensed Consolidated Financial Statements.

Senior Secured Convertible Credit Facility

On January 11, 2021, the Company amended and restated the securities purchase agreement under the GGP Convertible Facility (the “Fifth Amendment”) in which the Company received an additional advance of $10,000,000 evidenced by the issuance of senior secured convertible notes with a conversion price of $0.16 per Subordinate Voting Share. In connection with the Fifth Amendment, the Company paid a fee to the Lenders of $937,127 evidenced by the issuance of senior secured convertible notes with a conversion price of $0.16 per Subordinate voting Share. The Company also issued 62,174,567 warrants exercisable for five years at a purchase price of $0.16 per Subordinate Voting Share. The notes, restatement fee notes and warrants are subject to down round adjustment provisions, with certain exceptions, if the Company issues securities at a lower price.

Pursuant to the terms of the Fifth Amendment, of the $168,100,000 senior secured convertible notes outstanding prior to Tranche 4 and the Incremental Advances thereunder (including paid-in-kind interest accrued on such notes), the conversion price of $47,100,000 of the notes was changed to $0.17 per Share, of which $16,800,000 of the notes will continue to be subject to down round adjustment provisions. In addition, the Company cancelled an aggregate of 2,160,507 warrants that were issued with such notes and, in exchange, issued 41,967,832 warrants with an exercise price of $0.16 per Subordinate Voting Share.

The GGP Facility was also amended to, among other things, modify the minimum liquidity covenant, which extends the period during which it is waived from December 31, 2020 to June 30, 2021, reset the minimum liquidity threshold to $7,500,000 effective on July 1, 2021 through December 31, 2021, and $15,000,000 thereafter, and waiver of the minimum liquidity covenant if the Company is current on cash interest. Furthermore, covenants with regards to non-operating leases, capital expenditures and corporate SG&A will now be tied to a board of directors approved budget.

Unsecured Convertible Facility

On January 29, 2021, the Company closed on a fifth tranche of $1,000,000 under its existing unsecured convertible facility with a conversion price of $0.16 per Subordinate Voting Share. In connection with the fifth tranche, the Company issued 3,355,000 warrants with an exercise price of $0.19 per share.

Private Placement

On February 16, 2021, the Company executed documents for the sale of 7,800,000 units at a purchase price of $0.37 per unit through a private placement for gross proceeds of $2,896,315. The units consist of 7,800,000 Subordinate Voting Shares and 7,800,000 warrants with an exercise price of $0.46 per Subordinate Voting Share for a period of five years.

26.	RECLASSIFICATIONS

Certain comparative amounts have been reclassified to conform with current period presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of MedMen Enterprises Inc. (“MedMen Enterprises”, “MedMen” or the “Company”) is for the three and six months ended December 26, 2020. The following discussion should be read in conjunction with, and is qualified in its entirety by, the unaudited condensed consolidated financial statements and the accompanying notes presented in Item 1 of this Form 10-Q and those discussed in Item 13 of the Company’s Registration Statement on Form 10 (the “Form 10”) originally filed with the SEC on August 24, 2020, and as subsequently amended. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below for many reasons, including the risks described in “Disclosure Regarding Forward-Looking Statements,” Item 1A— “Risk Factors” and elsewhere in this Form 10-Q.

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

Fiscal Period

The Company’s fiscal year is a 52/53-week year ending on the last Saturday in June. In a 52-week fiscal year, each of the Company’s quarterly periods will comprise 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. The Company’s first 53-week fiscal year will occur in fiscal year 2024. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in June and the associated quarters, months and periods of those fiscal years. For the current interim period, the three months ended December 26, 2020 and December 28, 2019 refer to the 13 weeks ended therein, and the six months ended December 26, 2020 and December 28, 2019 refer to the 26 weeks ended therein.

Selected Financial Data

The following table sets forth the Company’s selected consolidated financial data for the periods, and as of the dates, indicated. The Condensed Consolidated Statements of Operations data for the three and six months ended December 26, 2020 and December 28, 2019 have been derived from the unaudited interim Condensed Consolidated Financial Statements of the Company and its subsidiaries, which are included in Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”).

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

	Three Months Ended		Six Months Ended
	December 26,	December 28,	December 26,	December 28,
($ in Millions)	2020	2019	2020	2019

	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$33.8	$44.1	$69.4	$83.7
Gross Profit	$17.9	$12.8	$34.8	$32.2
Loss from Operations	$(26.4)	$(68.7)	$(34.5)	$(120.2)
Total Other Expense	$19.7	$2.4	$31.4	$28.2
Net Loss from Continuing Operations	$(70.1)	$(56.4)	$(100.2)	$(116.1)
Net Loss from Discontinued Operations	$1.2	$(36.8)	$(1.5)	$(39.9)
Net Loss	$(68.9)	$(93.2)	$(101.7)	$(156.0)
Net Loss Attributable to Non-Controlling Interest	$(19.2)	$(52.0)	$30.1	$(90.6)
Net Loss Attributable to Shareholders of MedMen Enterprises Inc.	$(49.7)	$(41.3)	$(71.6)	$(65.5)

Adjusted Net Loss from Continuing Operations (Non-GAAP)	$(63.1)	$(36.8)	$(105.0)	$(69.8)
EBITDA from Continuing Operations (Non-GAAP)	$(19.5)	$(53.4)	$(16.1)	$(109.8)
Adjusted EBITDA from Continuing Operations (Non-GAAP)	$(11.8)	$(33.4)	$(23.5)	$(66.1)

Quarterly Highlights

Continued Strategic Partnership with Gotham Green Partners

On April 23, 2019, the Company secured a senior secured convertible credit facility (the “GGP Facility”) to provide up to $250,000,000 in gross proceeds, arranged by Gotham Green Partners (“GGP”). The GGP Facility has been accessed to date through issuances to the lenders of convertible senior secured notes (“GGP Notes”) co-issued by the Company and MM Can USA, Inc. (“MM CAN” or “MedMen Corp.”). Refer to “Note 13 – Senior Secured Convertible Credit Facility” of the unaudited interim condensed consolidated financial statements in Item 1 for further information As of December 26, 2020, the Company has drawn down on a total of $155,000,000 on the GGP Facility.

On September 28, 2020, the down round feature on the convertible notes and warrants in connection with Tranche 4, Incremental Advances, and certain amendment fees was triggered wherein the exercise price was adjusted to $0.15 per share. The value of the effect of the down round feature on convertible notes and warrants was determined to be $11,072,498 and $1,840,487, respectively. The effect related to convertible notes was recognized as additional debt discount and an increase in additional paid-in-capital. The effect related to warrants was recognized as a deemed distribution and an increase in additional paid-in capital.

Secured Term Loan Amendment

In October 2018, MedMen Corp. completed a $77,675,000 senior secured term loan (the “2018 Term Loan”) with funds managed by Hankey Capital, LLC and with an affiliate of Stable Road Capital. Refer to “Note 12 – Notes Payable” of the unaudited interim condensed consolidated financial statements in Item 1 for additional information on the amendments to the 2018 Term Loan during the six months ended December 26, 2020. On September 16, 2020, the 2018 Term Loan was amended in which the funds available under the facility was increased by $12,000,000 available through incremental term loans (the “2020 Term Loan”). The additional funds accrue interest at 18.0% per annum wherein 12.0% will be paid in cash monthly in arrears and 6.0% per annum accrues monthly as payment-in-kind. The warrants issued in connection with the 2020 Term Loan are subject to a down round feature wherein the exercise price would be decreased in the event of the exercise of a down-round price reset of select warrants under the GGP Facility. The principal amount of the 2020 Term Loan has been and is anticipated to be used for ongoing operations, capital expenditures and other corporate purposes.

On September 28, 2020, the down round feature on the warrants issued in connection with the incremental term loan of $3,000,000 on September 16, 2020 was triggered wherein the exercise price was adjusted to $0.15 per share. The value of the effect of the down round feature was determined to be $145,744 and recognized as an increase in additional paid-in capital.

On October 30, 2020, the Company closed on an incremental term loan of $7,705,279 under the 2020 Term Loan. In connection with the incremental term loan, MM CAN issued 77,052,790 warrants with an exercise price of $0.20 per share until September 14, 2025. The newly issued warrants may be exercised at the election of their holders on a cashless basis. As of December 26, 2020, the Company has received total gross proceeds of $10,705,279 under the 2020 Term Loan.

Unsecured Convertible Facility

On September 16, 2020, the Company entered into an unsecured convertible debenture facility (the “Unsecured Convertible Facility”) for total available proceeds of $10,000,000 wherein the convertible debentures will have a conversion price equal to the closing price on the trading day immediately prior to the closing date, a maturity date of 24 months from the date of issuance and will bear interest at a rate of 7.5% per annum payable semi-annually in cash. The unsecured facility is callable in additional tranches in the amount of $1,000,000 each, up to a maximum of $10,000,000 under all tranches. The timing of additional tranches can be accelerated based on certain conditions. The debentures provide for the automatic conversion into Subordinate Voting Shares in the event that the VWAP is 50% above the conversion price on the CSE for 45 consecutive trading days. The principal amounts funded under the Unsecured Convertible Facility has been and is anticipated to be used for ongoing operations, capital expenditures and other corporate purposes.

On September 28, 2020, the Company closed on a second tranche of $1,000,000 under the facility with a conversion price of $0.15 per Subordinate Voting Share. In connection with the second tranche, the Company issued 3,777,475 warrants for an equal number of Shares with an exercise price of $0.17 per share. On November 20, 2020, the Company closed on a third tranche of $1,000,000 under the facility with a conversion price of $0.15 per Subordinate Voting Share. In connection with the third tranche, the Company issued 3,592,425 warrants for an equal number of Shares with an exercise price of $0.17 per share. On December 17, 2020, the Company closed on a fourth tranche of $1,000,000 under the facility with a conversion price of $0.15 per Subordinate Voting Share. In connection with the fourth tranche, the Company issued 3,597,100 warrants for an equal number of Shares with an exercise price of $0.18 per share. As of December 26, 2020, the Company has received total gross proceeds of $4,000,000 under the Unsecured Convertible Facility.

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

On November 5, 2020, the Company sold and transferred 100% of the outstanding membership interests in Kannaboost Technology Inc. and CSI Solutions LLC (collectively referred to as “Level Up”) for a total sales price of $25,150,000, of which the Company has not received any cash proceeds as of December 26, 2020. Refer to “Note 24 – Discontinued Operations” of the unaudited interim condensed consolidated financial statements for the three and six months ended December 26, 2020 and December 28, 2019 for further information. All assets and liabilities related to Level Up as of December 26, 2020 are excluded from the Company’s Condensed Consolidated Balance Sheets and all profits or losses from Level Up have been excluded from net loss from discontinued operations.

Assets Held for Sale

During the six months ended December 26, 2020, the Company received net proceeds of approximately $620,000 for the sale of a cannabis retail license located in Seaside, California for a total sales price of $1,500,000, of which the remaining cash consideration is to be received from escrow and $750,000 is to be paid in equal installments over twelve months through a promissory note. The Company transferred all outstanding membership interests in PHSL, LLC (“Seaside”) in October 2020. All assets and liabilities related to Seaside are excluded from the Company’s Condensed Consolidated Balance Sheets as of December 26, 2020 and all profits or losses from the Seaside location subsequent to October 9, 2020 are excluded from the Company’s Condensed Consolidated Statements of Operations.

On November 17, 2020, the Company received $8,000,000 cash (“Closing Cash Payment”) of the total sales price of $20,000,000, in conjunction with the sale of a cannabis retail license located in Evanston, Illinois. On October 1, 2020, three months following the Closing Date, $2,000,000 in the form of a secured promissory note was payable. Transfer of the cannabis license is pending regulatory approval as of the filing of the Form 10-Q. On August 10, 2020, the Company transferred governance and control of MME Evanston Retail, LLC (“Evanston”). All assets and liabilities related to Evanston as of December 26, 2020 are excluded from the Company’s Condensed Consolidated Balance Sheets and all profits or losses from the Evanston operations subsequent to August 10, 2020 are excluded from the Company’s Condensed Consolidated Statements of Operations.

In December 2020, the Company entered into a purchase agreement to sell a non-operational cannabis license in California for a total consideration of $3,750,000 of which $3,500,000 will be received in cash and $250,000 will be received in equity consideration. Accordingly, the assets and liabilities related to this subsidiary were classified as held for sale in the Condensed Consolidated Balance Sheets as of December 26, 2020. As of December 26, 2020, the contemplated sale is pending customary closing conditions.

Management Changes and Shareholder Meeting Results

On November 11, 2020, the Company held an annual general meeting of shareholders at which the number of Board of Directors (the “Board”) of the Company was set to seven, subject to permitted increases. Benjamin Rose, Niki Christoff, Mel Elias, Al Harrington, Tom Lynch, Errol Schweizer and Cameron Smith were elected as members of the Board of Directors of the Company until the next annual general meeting of shareholders.

On December 3, 2020, the Company named Tracy McCourt to the Company’s new role of Chief Revenue Officer who will lead the omni-channel marketing strategy as well as the Company’s buying, merchandising and business intelligence efforts.

On December 16, 2020, the Company announced that Benjamin Rose resigned as Chairman of the Board of Directors and as a Board member. Tom Lynch, the Company’s interim Chief Executive Officer, was elected as Chairman of the Board of Directors.

On December 18, 2020, the Company announced that Zeeshan Hyder resigned as Chief Financial Officer and Reece Fulgham, managing director at SierraConstellation Partners, was appointed to the role of interim Chief Financial Officer.

Cancellation of Super Voting Shares

On December 24, 2020, the Company announced the cancellation of 815,295 Class A Super Voting Shares which had been held by Andrew Modlin and granted via proxy to Benjamin Rose since December 2019. Effective as of December 10, 2020, the Company has only one class of outstanding shares, the Class B Subordinate Voting Shares as a result of the share cancellation.

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

Components of Results of Operations

Revenue

For the three and six months ended December 26, 2020, the Company derives the majority of its revenue from direct sales to customers in its retail stores. During the three and six months ended December 26, 2020, approximately 60% of revenue was generated from operations in California, with the remaining 40% from operations in New York, Nevada, Illinois and Florida. Revenue through retail stores is recognized upon delivery of the goods to the customer and when collection is reasonably assured, net of an estimated allowance for sales returns.

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

Expenses

General and administrative expenses represent costs incurred in MedMen’s corporate offices, primarily related to personnel costs, including salaries, incentive compensation, benefits, share-based compensation, rent and other professional service costs, including legal and accounting. Sales and marketing expenses consist of third-party listing fees, billboards, marketing collateral and other similar selling related expenses. It also includes an investment in marketing and brand activities and the corporate infrastructure required to support the ongoing business.

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

Three Months Ended December 26, 2020 Compared to Three Months Ended December 28, 2019

	Three Months Ended
	December 26,	December 28,
($ in Millions)	2020	2019	$ Change	% Change

	(unaudited)	(unaudited)

Revenue	$33.8	$44.1	$(10.3)	(23%)
Cost of Goods Sold	15.8	31.2	(15.4)	(49%)
Gross Profit	18.0	12.9	5.1	40%

Expenses:
General and Administrative	33.6	60.3	(26.7)	(44%)
Sales and Marketing	0.2	3.6	(3.4)	(94%)
Depreciation and Amortization	9.7	6.6	3.1	47%
Realized and Unrealized Loss on Changes in Fair Value of Contingent Consideration	0.1	5.2	(5.1)	(98%)
Other Operating Expense	0.8	5.7	(4.9)	(86%)

Total Expenses	44.4	81.4	(37.0)	(45%)

Loss from Operations	(26.4)	(68.5)	42.1	(61%)

Other Expense (Income):
Interest Expense	10.2	8.1	2.1	26%
Interest Income	(0.5)	(0.3)	(0.2)	67%
Amortization of Debt Discount and Loan Origination Fees	6.9	1.8	5.1	283%
Change in Fair Value of Derivatives	0.2	(2.9)	3.1	(107%)
Realized and Unrealized Loss (Gain) on Investments and Assets Held for Sale	2.0	(5.0)	7.0	(140%)
Loss on Extinguishment of Debt	0.9	0.7	0.2	29%

Total Other Expense	19.7	2.4	17.3	721%

Loss from Continuing Operations Before Provision for Income Taxes	(46.1)	(70.9)	24.8	(35%)
Provision for Income Tax (Expense) Benefit	(24.0)	14.6	(38.6)	(264%)

Net Loss from Continuing Operations	(70.1)	(56.3)	(13.8)	25%
Net Loss from Discontinued Operations, Net of Taxes	1.2	(36.8)	38.0	(103%)

Net Loss	(68.9)	(93.1)	24.2	(26%)

Net Loss Attributable to Non-Controlling Interest	(19.2)	(52.0)	32.8	(63%)

Net Loss Attributable to Shareholders of MedMen Enterprises Inc.	$(49.7)	$(41.1)	$(8.6)	21%

Adjusted Net Loss from Continuing Operations (Non-GAAP)	$(63.1)	$(36.8)	$(26.3)	71%
EBITDA from Continuing Operations (Non-GAAP)	$(19.5)	$(53.4)	$33.9	(63%)
Adjusted EBITDA from Continuing Operations (Non-GAAP)	$(11.8)	$(33.4)	$21.6	(65%)

Revenue

Revenue for the three months ended December 26, 2020 was $33.8 million, a decrease of $10.3 million, or 23%, compared to revenue of $44.1 million for the three months ended December 28, 2019. The decrease in revenue was primarily due to the impact of COVID-19 in overall retail traffic and tourism as further discussed below. During the three months ended December 26, 2020, MedMen had 24 active retail locations in the states of California, New York, Nevada, Arizona, Illinois and Florida, of which one retail location located within the state of Arizona was classified as discontinued operations, compared to 32 active retail locations for the comparative prior period. During the fiscal second quarter of 2021, five retail locations in the state of Florida remained temporarily closed in order to redirect inventory from its Eustis facility to its highest performing stores and thus excluded from the number of active retail locations as of December 26, 2020. Also during the fiscal second quarter of 2021, the Company completed the sale of two retail stores in Arizona (Scottsdale and Tempe) as a result of the Company’s plan to divest non-core assets. As of December 26, 2020, the Company had 23 active retail locations related to continuing operations, a decrease of 6 active retail locations, compared to 29 active retail locations related to continuing operations for the comparative prior period.

The decrease in revenue was primarily related to the impact of the COVID-19 pandemic as well as the number of active retail locations related to continuing operations. The Company experienced decreased sales in certain locations within California and Nevada due to reduced foot traffic as a result of shelter-at-home orders, declining tourism, and social distancing restrictions within a retail establishment. Retail revenue for the three months ended December 26, 2020 in California and Nevada decreased $12.6 million and $2.8 million, respectively, compared to the three months ended December 28, 2019. In Illinois, Florida and New York, revenues have not been significantly impacted by COVID-19 and in some cases, retail locations in those markets have increased sales during the three months ended December 26, 2020. During the three months ended December 26, 2020, the Company continues to enhance its retail experience through better product assortment, customer service and purchasing options with an emphasis on curbside pickup and delivery in response to the COVID-19 pandemic. During the fiscal second quarter of 2021, the Company has maintained modified store operations based on Centers for Disease Control and Prevention guidelines and local ordinances which limit in-store traffic for certain locations and consequently increased focus on direct-to-consumer delivery, including curbside pickup. MedMen expects to continue offering a variety of purchasing options for its customers to navigate through the COVID-19 pandemic, which is expected to increase revenues in the coming periods.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the three months ended December 26, 2020 was $15.8 million, a decrease of $15.4 million, or 49%, compared with $31.2 million of cost of goods sold for the three months ended December 28, 2019. Gross profit for the three months ended December 26, 2020 was $18.0 million, representing a gross margin of 53%, compared with gross profit of $12.9 million, representing a gross margin of 29%, for the three months ended December 28, 2019. The increase in gross margin is primarily due to the Company’s retail optimization efforts in which improvements in the Company’s product sourcing and favorable changes to pricing and payment terms in key vendor agreements resulted in improved margins for the fiscal second quarter of 2021. In addition, the Company’s shrink-to-grow plan in Florida continues to drive results in which improving plant yield and quality has resulted in an increase in average revenue per box.

For the three months ended December 26, 2020, the Company had 24 active retail locations in the states of California, New York, Nevada, Arizona, Illinois and Florida, of which one located within the state of Arizona was classified as discontinued operations, compared to 32 active retail locations for the comparative prior period. For the three months ended December 26, 2020, MedMen operated five cultivation and production facilities compared to six cultivation facilities for the three months ended December 28, 2019. During the fiscal second quarter of 2021, the Company completed the sale of one facility in Arizona (Tempe) as a result of the Company’s plan to divest non-core assets. As of the fiscal second quarter of 2021, the Company continues to evaluate strategic partnerships for its cultivation and production facilities in California and Nevada. During the fiscal fourth quarter of 2020, five retail locations in Florida were temporarily closed in order to shift supply levels from its Eustis facility to the Company’s highest-performing stores in Florida which remain closed as of December 26, 2020. MedMen expects margins to improve in the coming periods as the Company restructures certain operations and divests licenses in non-core markets.

Total Expenses

Total expenses for the three months ended December 26, 2020 were $44.4 million, a decrease of $37.0 million, or 45%, compared to total expenses of $81.4 million for the three months ended December 28, 2019, which represents 131% of revenue for the three months ended December 26, 2020, compared to 185% of revenue for the three months ended December 28, 2019. The decrease in total expenses was attributable to the factors described below.

General and administrative expenses for the three months ended December 26, 2020 and December 28, 2019 were $33.6 million and $60.3 million, respectively, a decrease of $26.7 million, or 44%. General and administrative expenses have decreased primarily due to the Company’s efforts to reduce company-wide selling, general and administrative expenses (“SG&A”). Key drivers of the decrease in general and administrative expenses include overall corporate cost savings, strategic headcount reductions across various departments, and elimination of non-core functions and overhead in several departments, resulting in a decrease in payroll and payroll related expenses of $14.0 million, a decrease in share-based compensation expense of $0.9 million, and a decrease in professional fees of $1.5 million. In addition, licenses, fees and taxes decreased $4.1 million from the comparative prior period due to the decrease in the number of active retail locations and facilities for the three months ended December 26, 2020.

Sales and marketing expenses for the three months ended December 26, 2020 and December 28, 2019 were $0.2 million and $3.6 million, respectively, a decrease of $3.4 million, or 94%. The decrease in sales and marketing expenses is primarily attributed to the reduction in marketing and sales related spending compared to the same period in the prior year as part of the Company’s corporate cost reduction initiatives. During the three months ended December 26, 2020, the Company continued to redefine its marketing initiatives and focus on strategies that provide higher returns on customer connection. For the fiscal second quarter of 2021, sales and marketing initiatives focused on the Company’s loyalty customers through the Buds Loyalty program which personalizes shopping recommendations and gives priority product access through local initiatives that relatively are low in cost and more based on human capital, compared to a traditional and digital paid media marketing campaign of $2.3 million during the three months ended December 28, 2019.

Depreciation and amortization for the three months ended December 26, 2020 and December 28, 2019 was $9.7 million and $6.6 million, respectively, an increase of $3.1 million, or 47%. The increase was primarily related to $6.0 million of intellectual property that the Company began amortizing in the fiscal third quarter of 2020 in which the Company also recognized additional amortization during the three months ended December 26, 2020.

Realized and unrealized changes in fair value of contingent consideration for the three months ended December 26, 2020 and December 28, 2019 was $0.1 million and $5.2 million, respectively, a decrease of $5.1 million, or 98%. The contingent consideration is related to an acquisition of a California dispensary license during the fiscal first quarter of 2020 wherein the liability is remeasured at each reporting period. The lock-up period expired during the fiscal second quarter of 2021 related to the contingent consideration of the acquired California dispensary.

Other operating expenses for the three months ended December 26, 2020 and December 28, 2019 was $0.8 million and $5.7 million, respectively, a decrease of $4.9 million, or 86%. Other expenses include loss on disposal of assets, restructuring fees, loss on settlement of accounts payable, and gain on lease terminations. The decrease was primarily attributable to the $5.3 million of restructuring fees recognized during the three months ended December 26, 2019 versus $0.6 million during the current period.

Total Other Expense

Total other expense for the three months ended December 26, 2020 was $19.7 million, an increase of $17.3 million compared to total other expense of $2.4 million, or 721%, for the three months ended December 28, 2019. The increase in total other expense was primarily attributable to the Company’s higher debt balance as of December 26, 2020 which increased $25.0 million compared to December 28, 2019 as a result of the 2020 Term Loan and the Unsecured Convertible Facility as well as issuances from the GGP Facility. Accordingly, amortization of debt discount and loan origination fees of $6.9 million for the three months ended December 26, 2020 increased by $5.1 million compared to $1.8 million for the three months ended December 28, 2019 and interest expense of $10.2 million for the three months ended December 26, 2020 increased by $2.1 million compared to $8.1 million for the three months ended December 28, 2019. In addition, the Company recognized a gain on assets held for sale of $5.0 million in the prior period versus a loss of $2.0 million in the current period. During the three months ended December 28, 2019, $2.9 million of other income was recognized for change in fair value of derivatives compared to other expense of $0.2 million for the three months ended December 26, 2020.

Provision for Income Taxes

The provision for income tax expense for the three months ended December 26, 2020 was $24.0 million compared to the provision for income tax benefit of $14.6 million for the three months ended December 28, 2019, primarily due to the Company reporting increased expenses subject to IRC Section 280E relative to pre-tax book loss. The Company incurred a large amount of expenses that were not deductible due to IRC Section 280E limitations which resulted in income tax expense being incurred while there were pre-tax losses for the three months ended December 26, 2020.

Net Loss

Net loss from continuing operations for the three months ended December 26, 2020 was $70.1 million, an increase of $13.8 million, or 25%, compared to a net loss from continuing operations of $56.3 million for the three months ended December 28, 2019. The increase in net loss from continuing operations was mainly attributable to the change in the Company’s income tax provision as discussed above, offset by the Company’s continued focus on cost efficiency within the corporate structure which includes strategic headcount reductions, elimination of non-core functions and overhead in several departments, renegotiation of ancillary cost to the business, as well as modifying sales and marketing strategies for the changing customer base. Net loss attributable to non-controlling interest for the three months ended December 26, 2020 was $19.2 million, resulting in net loss of $49.7 million attributable to the shareholders of MedMen Enterprises Inc. compared to $41.1 million for the three months ended December 28, 2019.

Six Months Ended December 26, 2020 Compared to Six Months Ended December 28, 2019

	Six Months Ended
	December 26,	December 28,
($ in Millions)	2020	2019	$ Change	% Change

Revenue	$69.4	$83.7	$(14.3)	(17%)
Cost of Goods Sold	34.6	51.5	(16.9)	(33%)

Gross Profit	34.8	32.2	2.6	8%

Expenses:
General and Administrative	65.3	114.4	(49.1)	(43%)
Sales and Marketing	0.4	9.4	(9.0)	(96%)
Depreciation and Amortization	18.3	16.1	2.2	14%
Realized and Unrealized Loss on Changes in Fair Value of Contingent Consideration	0.4	7.5	(7.1)	(95%)
Impairment Expense	0.8	-	0.8	100%
Other Operating Expense (Income)	(15.9)	5.0	(20.9)	(418%)

Total Expenses	69.3	152.4	(83.1)	(55%)

Loss from Operations	(34.5)	(120.2)	85.7	(71%)

Other Expense (Income):
Interest Expense	21.4	16.3	5.1	31%
Interest Income	(0.5)	(0.6)	0.1	(17%)
Amortization of Debt Discount and Loan Origination Fees	10.1	4.9	5.2	106%
Change in Fair Value of Derivatives	(0.1)	(8.0)	7.9	(99%)
Realized and Unrealized Gain on Investments and Assets Held for Sale	(10.5)	(16.5)	6.0	(36%)
Loss on Extinguishment of Debt	11.1	32.2	(21.1)	(66%)

Total Other Expense	31.5	28.3	3.2	11%

Loss from Continuing Operations Before Provision for Income Taxes	(66.0)	(148.5)	82.5	(56%)
Provision for Income Tax (Expense) Benefit	(34.3)	32.3	(66.6)	(206%)

Net Loss from Continuing Operations	(100.3)	(116.2)	15.9	(14%)
Net Loss from Discontinued Operations, Net of Taxes	(1.5)	(39.9)	38.4	(96%)

Net Loss	(101.8)	(156.1)	54.3	(35%)

Net Loss Attributable to Non-Controlling Interest	(30.1)	(90.6)	60.5	(67%)

Net Loss Attributable to Shareholders of MedMen Enterprises Inc.	$(71.7)	$(65.5)	$(6.2)	9%

Adjusted Net Loss from Continuing Operations (Non-GAAP)	$(105.0)	$(69.8)	$(35.2)	50%
EBITDA from Continuing Operations (Non-GAAP)	$(16.1)	$(109.8)	$93.7	(85%)
Adjusted EBITDA from Continuing Operations (Non-GAAP)	$(23.5)	$(66.1)	$42.6	(64%)

Revenue

Revenue for the six months ended December 26, 2020 was $69.4 million, a decrease of $14.3 million, or 17%, compared to revenue of $83.7 million for the six months ended December 28, 2019. The decrease in revenue was driven by the impact of COVID-19 during the six months ended December 26, 2020. Retail revenue for the six months ended December 26, 2020 in California and Nevada decreased $21.9 million and $4.7 million, respectively, compared to the six months ended December 28, 2019 offset by increased retail sales in Illinois, Florida and New York during the six months ended December 26, 2020. During the six months ended December 26, 2020, the Company modified its retail operations in select markets to include curbside pickup and delivery in response to the COVID-19 pandemic. MedMen expects to continue offering a variety of purchasing options for its customers to navigate through the COVID-19 pandemic, which is expected to increase revenues in the coming periods. Further, overall decreased sales was also related to temporary closures and the divestiture of certain retail locations as part of the Company’s turnaround plan implemented in November 2019. For the six months ended December 26, 2020, MedMen had 24 active retail locations in the states of California, New York, Nevada, Arizona, Illinois and Florida, of which one retail location within the state of Arizona was classified as discontinued operations, compared to 32 active retail locations with three located within the state of Arizona classified as discontinued operations for the comparative prior period. Since December 28, 2019, the Company opened their Coral Shores location and temporarily closed five retail locations in the state of Florida to redirect inventory from its Eustis facility to its highest performing stores. The Company also divested four retail locations in California, Illinois, and Arizona since December 28, 2019 to raise non-dilutive financing through the sale of non-core assets. As of December 26, 2020, the Company had 23 active retail locations related to continuing operations.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the six months ended December 26, 2020 was $34.6 million, a decrease of $16.9 million, or 33%, compared with $51.5 million of cost of goods sold for the six months ended December 28, 2019. The decrease in cost of goods sold is primarily driven by the decrease in active retail locations and cultivation and manufacturing facilities. For the six months ended December 26, 2020, the Company had 24 active retail locations in the states of California, New York, Nevada, Arizona, Illinois and Florida, of which one located within the state of Arizona was classified as discontinued operations, compared to 32 active retail locations for the comparative prior period. Gross profit for the six months ended December 26, 2020 was $34.8 million, representing a gross margin of 50%, compared with gross profit of $32.2 million, representing a gross margin of 38%, for the six months ended December 28, 2019. The increase in gross margin is primarily due to the Company’s focus on retail profitability and improvements in its supply chain and cultivation facilities. During the six months ended December 26, 2020, the Company strategically closed five retail locations in Florida to provide better and consistent supply for its patients. While these dispensaries remain temporarily closed as of December 26, 2020, the Company saw improved plant yields and quality driving improved margins. For the six months ended December 26, 2020, MedMen operated five cultivation and production facilities compared to six cultivation facilities in the comparative prior period. In November 2020, the Company completed the sale of one facility in Arizona (Tempe) as a result of the Company’s plan to divest non-core assets. During the six months ended December 26, 2020, the Company also reduced the cash burn associated with cultivation and manufacturing operations in California and Nevada and continues to evaluate strategic partnerships for these facilities. MedMen expects margins to improve in the coming periods as the Company restructures certain operations and divests licenses in non-core markets.

Total Expenses

Total expenses for the six months ended December 26, 2020 were $69.3 million, a decrease of $83.1 million, or 55%, compared to total expenses of $152.4 million for the six months ended December 28, 2019, which represents 100% of revenue for the six months ended December 26, 2020, compared to 182% of revenue for the six months ended December 28, 2019. The decrease in total expenses was attributable to the factors described below.

General and administrative expenses for the six months ended December 26, 2020 and December 28, 2019 were $65.3 million and $114.4 million, respectively, a decrease of $49.1 million, or 43%. General and administrative expenses have decreased primarily due to the Company’s focus on right-sizing its corporate infrastructure by reducing company-wide SG&A while improving efficiency. Key drivers of the decrease in general and administrative expenses include overall corporate cost savings, strategic headcount reductions across various departments, and elimination of non-core functions and overhead in several departments. The decrease of $49.1 million compared to the six months ended December 28, 2019 was related to a decrease in payroll and payroll related expenses of $24.9 million, a decrease in share-based compensation expense of $6.3 million, a decrease in professional fees of $3.2 million, a decrease in licenses, fees and taxes of $3.2 million.

Sales and marketing expenses for the six months ended December 26, 2020 and December 28, 2019 were $0.4 million and $9.4 million, respectively, a decrease of $9.0 million, or 96%. The decrease in sales and marketing expenses is primarily attributed to the reduction in marketing and sales related spending due to the implementation of the Company’s cost-cutting strategy. In the fiscal second quarter of 2021, the Company continues to be extremely disciplined on budget allocation to marketing and has redefined its marketing initiatives to target its changing customer base. The Company shifted its approach from third-party listing services to integration efforts with its point-of-sale systems to increase awareness in local customers and improve the customer experience while providing higher returns. Traditional and digital paid media marketing campaign of $6.3 million in the comparative prior period was reduced to $0.1 million during the six months ended December 26, 2020.

Depreciation and amortization for the six months ended December 26, 2020 and December 28, 2019 was $18.3 million and $16.1 million, respectively, an increase of $2.2 million, or 14%. The increase was primarily related to $6.0 million of intellectual property that the Company began amortizing in the fiscal third quarter of 2020, resulting in amortization expense of $0.8 million during the six months ended December 26, 2020 versus nil in the comparative prior period.

Realized and unrealized changes in fair value of contingent consideration for the six months ended December 26, 2020 and December 28, 2019 was $0.4 million and $7.5 million, respectively, a decrease of $7.1 million, or 95%. The contingent consideration is related to an acquisition of a California dispensary license during the fiscal first quarter of 2020 wherein the expiration of the lock-up period occurred during the fiscal second quarter of 2021.

Impairment expense for the six months ended December 26, 2020 and December 28, 2019 was $0.8 million and nil, respectively, an increase of $0.8 million, or 100%. The increase relates to the impairment of a California dispensary license transferred to assets held for sale during the fiscal first quarter of 2021 in which the asset was measured at the lower of its carrying amount or FVLCTS upon classification.

Other operating expense (income) for the six months ended December 26, 2020 and December 28, 2019 was $(15.9) million and $5.0 million, respectively, a decrease of $20.9 million, or 418%. Other expenses include loss on disposal of assets, restructuring fees, loss on settlement of accounts payable, and gain on lease terminations. The change was primarily attributable to the $16.3 million gain related to the lease deferral with the REIT during the fiscal first quarter of 2021 as the decrease in present value of lease payments was greater than the remaining net asset balance of finance lease assets. The Company also recognized a $2.9 million gain on lease terminations in Florida and Illinois during the six months ended December 26, 2020. In addition, restructuring fees totaled $1.2 million for the six months ended December 26, 2020, a decrease of $4.5 million compared to $5.6 million in the comparative prior period.

Total Other Expense

Total other expense for the six months ended December 26, 2020 was $31.5 million, an increase of $3.2 million compared to total other expense of $28.3 million, or 11%, for the six months ended December 28, 2019. The increase in total other expense was primarily attributable to a loss on extinguishment of debt of $32.2 million related to the First Amendment of the GGP Facility during the six months ended December 28, 2019 compared to a loss on extinguishment of debt of $11.1 million during the current period primarily related to the July 2, 2020 amendment of the GGP Facility, resulting in a $21.1 million decrease in loss on extinguishment of debt. This was offset by a $7.9 million decrease in the changes in fair value of derivatives which are based on the closing price of the Company’s warrants related to bought deals traded on the Canadian Securities Exchange under the ticker symbol “MMEN.WT” which have stabilized during the six months ended December 26, 2020, compared to the same period prior. In addition, interest expense of $21.4 million for the six months ended December 26, 2020 increased by $5.1 million compared to $16.3 million for the six months ended December 28, 2019 as a result of the Company’s higher debt balance. Similarly, amortization of debt discount of $10.1 million for the six months ended December 26, 2020 increased by $5.2 million compared to $4.9 million for the comparative prior period. During the current period, proceeds from issuances of the GGP Facility were $5.5 million and proceeds from issuances of notes payable, including the 2020 Term Loan and the Unsecured Convertible Facility, totaled $14.8 million.

Provision for Income Taxes

The provision for income tax expense for the six months ended December 26, 2020 was $34.3 million compared to the provision for income tax benefit of $32.3 million for the six months ended December 28, 2019, primarily due to the Company reporting increased expenses subject to IRC Section 280E relative to pre-tax book loss. The Company incurred a large amount of expenses that were not deductible due to IRC Section 280E limitations which resulted in income tax expense being incurred while there were pre-tax losses for the six months ended December 26, 2020.

Net Loss

Net loss from continuing operations for the six months ended December 26, 2020 was $100.3 million, a decrease of $15.9 million, or 14%, compared to a net loss from continuing operations of $116.2 million for the six months ended December 28, 2019. The decrease in net loss from continuing operations was mainly attributable to the decrease in general and administrative expenses and sales and marketing expenses as a direct result of the Company’s turnaround plan which includes efforts to optimize SG&A and right-size the Company’s corporate infrastructure. In addition to the decrease loss on extinguishment of debt, the Company recognized a $16.3 million gain related to the REIT lease deferral during the fiscal first quarter of 2021. This was offset by the increase in provision for income taxes as discussed above. Net loss attributable to non-controlling interest for the six months ended December 26, 2020 was $30.1 million, resulting in net loss of $71.7 million attributable to the shareholders of MedMen Enterprises Inc. compared to $65.5 million for the six months ended December 28, 2019.

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

Retail Performance

Within the cannabis industry, MedMen is uniquely focused on the retail component of the value chain. For the fiscal second quarter of 2021, the Company is providing detail with respect to earnings before interest, taxes, depreciation and amortization (“EBITDA”) attributable to the Company’s national retail operations to show how it is leveraging its retail footprint and strategically investing in the future. The table below highlights the Company’s national Retail Adjusted EBITDA Margin (Non-GAAP), which excludes corporate marketing expenses, distribution expenses, inventory adjustments, and local cannabis and excise taxes. Entity-wide Adjusted EBITDA (Non-GAAP) is presented in Item 2 “Reconciliations of Non-GAAP Financial Measures”.

	Fiscal Quarter Ended
	December 26,	September 26,
	2020	2020	$ Change	% Change
Gross Profit	$18.0	$16.8	$1.2	7%

Gross Margin Rate	53%	47%	6%	13%

Cultivation & Wholesale Revenue	-	(0.3)	0.3	100%
Cultivation & Wholesale Cost of Goods Sold	(1.2)	(2.5)	1.3	(52%)
Non-Retail Gross Margin	(1.2)	(2.2)	1.0	(45%)

Retail Gross Margin (Non-GAAP)	$19.2	$19.0	$0.2	1%

Retail Gross Margin Rate (Non-GAAP)	57%	54%	3%	6%

	Fiscal Quarter Ended
	December 26,	September 26,
	2020	2020	$ Change	% Change

Net Loss	$(68.9)	$(32.8)	$(36.1)	110%
Net Loss from Discontinued Operations, Net of Taxes	(1.2)	2.7	(3.9)	(144%)
Provision for Income Tax Expense	24.0	10.3	13.7	133%
Other Expense	19.7	11.7	8.0	68%
Excluded Items (1)	0.9	(15.6)	16.5	(106%)
Loss from Operations Before Excluded Items	$(25.5)	$(23.7)	$(1.8)	8%

Non-Retail Gross Margin	(1.2)	(2.2)	1.0	(45%)
Non-Retail Operating Expenses (2)	(30.1)	(28.3)	(1.8)	6%
Non-Retail EBITDA Margin	(31.3)	(30.5)	(0.8)	3%

Retail Adjusted EBITDA Margin (Non-GAAP)	$5.8	$6.8	$(1.0)	(15%)
Retail Adjusted EBITDA Margin Rate (Non-GAAP)	17%	19%	(7%)	(36%)

________________________

(1) Items adjusted from Net Loss for the fiscal quarters ended December 26, 2020 and September 26, 2020 include realized and unrealized loss on changes in fair value of contingent consideration of $0.1 million and $0.3 million, respectively, impairment expense of nil and $0.8 million, respectively, and loss (gain) on disposals of assets, restructuring fees and other expenses of $0.8 million and $(16.7) million, respectively.

(2) Non-retail operating expenses is comprised of the following items:

	Fiscal Quarter Ended
	December 26,	September 26,
	2020	2020	$ Change	% Change
Cultivation & Wholesale	$1.3	$0.4	$0.9	225%
Corporate SG&A	15.3	16.2	(0.9)	(6%)
Depreciation & Amortization	9.7	8.6	1.1	13%
Other (3)	3.8	3.1	0.7	23%
Non-Retail Operating Expenses	30.1	28.3	1.8	6%

Direct Store Operating Expenses (4)	13.4	12.2	1.2	10%
Excluded Items (1)	0.9	(15.6)	16.5	(106%)
Total Expenses	$44.4	$24.9	$19.5	78%

(3) Other non-retail operating expenses excluded from Retail Adjusted EBITDA Margin (Non-GAAP) for the fiscal quarters ended December 26, 2020 and September 26, 2020 primarily consist of transaction costs and restructuring costs of $2.7 million and $2.7 million, respectively, and share-based compensation of $1.6 million and $1.0 million, respectively, as commonly excluded from Adjusted EBITDA from Continuing Operations (Non-GAAP). Refer to Item 2 “Reconciliations of Non-GAAP Financial Measures” below.

(4) For the current period, direct store operating expenses now includes local taxes of nil and $0.4 million for the fiscal quarters ended December 26, 2020 and September 26, 2020. Local taxes include cannabis sales and excise taxes imposed by municipalities in which the Company has active retail operations and vary by jurisdiction. Local taxes are not a cost required to directly operate the Company’s stores, but rather a byproduct of retail operations. In addition, distribution expenses of $1.4 million and $0.8 million and inventory adjustments of nil and $(1.8) million for the fiscal quarters ended December 26, 2020 and September 26, 2020, respectively, are also included in direct store operating expenses for the current reporting period. Distribution expenses relate to additional porter fees. Inventory adjustments consist of one-time write-offs related to unusual or infrequent events. Such expenses were presented as additional adjustments to arrive at Retail Adjusted EBITDA Margin (Non-GAAP) in prior periods and are now presented within retail operating expenses for a condensed presentation of Retail Adjusted EBITDA Margin (Non-GAAP).

The non-GAAP retail performance measures demonstrate the Company’s four-wall margins which reflect the sales of the Company’s retail operations relative to the direct costs required to operate such dispensaries. Retail revenue is related to net sales from the Company’s stores, excluding non-retail revenue, such as cultivation and manufacturing revenue. Similarly, retail cost of goods sold and direct store operating expenses are directly related to the Company’s retail operations. Non-Retail Revenue includes revenue from third-party wholesale sales. Non-Retail Cost of Goods Sold includes costs directly related to third-party wholesale sales produced by the Company’s cultivation and production facilities, such as packaging, materials, payroll, rent, utilities, security, etc. While third-party sales were not significant for the fiscal quarter ended December 26, 2020, Non-Retail Cost of Goods Sold related to cultivation and wholesale operations was $1.2 million due to unallocated overages from increased production burn rate. Non-Retail Operating Expenses include ongoing costs related to the Company’s cultivation and wholesale operations, corporate spending, and depreciation and amortization. Non-Retail EBITDA Margin reflects the gross margins of the Company’s cultivation and wholesale operations excluding any related operating expenses. To determine the Company’s four-wall margins, certain costs that do not directly support the Company’s retail function are excluded from Retail Adjusted EBITDA Margin (Non-GAAP).

For the fiscal second quarter of 2021, system-wide retail revenue was $33.8 million across the Company’s operations in California, Nevada, New York, Illinois and Florida. This represents a 4% decrease, or $1.5 million, over the fiscal first quarter of 2021 of $35.3 million. The decrease in system-wide revenue was driven primarily by decreased consumer spending during the fiscal second quarter of 2021 wherein certain states like California and Nevada were impacted by the rise of COVID-19 cases. In particular, California, which is the largest market in which the Company operates in, and Nevada enacted a second stay-at-home order during the fiscal second quarter of 2021. In addition, during the fiscal second quarter of 2021, the Company did not recognize any retail revenue from Evanston, Illinois which was deconsolidated during the prior quarter in which revenue was recognized through August 10, 2020. During the fiscal first quarter of 2021, the Company recorded $2.0 million revenue from Evanston. Adjusting for Evanston, the fiscal second quarter of 2021 retail revenue increased $0.5 million compared to the fiscal first quarter of 2021 due to increases in retail revenue from Florida and New York which were partially offset by decreases in retail revenue from California and Nevada.

Retail Gross Margin Rate (Non-GAAP), which is Retail Gross Margin (Non-GAAP) divided by Retail Revenue (Non-GAAP), for the fiscal second quarter of 2021 was 57%, compared to the fiscal first quarter of 2021 of 54% as a result of the Company’s continued focus on optimizing its retail model, including improvements in product sourcing and positive changes to key vendor arrangements. Retail Gross Margin (Non-GAAP) is Retail Revenue (Non-GAAP) less the related Retail Cost of Goods Sold (Non-GAAP). The Company had an aggregate Retail Adjusted EBITDA Margin Rate (Non-GAAP), which is Retail Adjusted EBITDA Margin (Non-GAAP) divided by Retail Revenue (Non-GAAP), of 17% for the fiscal second quarter of 2021 which represents a decrease compared to the 19% realized in the fiscal first quarter of 2021 primarily due to direct store operating expenses which include, but are not limited to, rent, utilities, payroll and payroll related expenses, employee benefits, and security. Direct store operating expenses increased $1.2 million, or 10%, compared to the fiscal first quarter of 2021, primarily driven by a one-time bad debt reserve of $1.0 million related to discontinued retail shelf fee program.

Corporate SG&A

Corporate-level general and administrative expenses across various functions including Marketing, Legal, Retail Corporate, Technology, Accounting and Finance, Human Resources and Security (collectively referred to as “Corporate SG&A”) are combined to account for a significant proportion of the Company’s total general and administrative expenses. For the current reporting period, Corporate SG&A now includes pre-opening expenses of $6.1 million and $5.9 million for the fiscal quarter ended December 26, 2020 and September 26, 2020, respectively, which were presented as non-Corporate SG&A in prior periods. Pre-opening expenses is excluded from Retail Adjusted EBITDA Margin (Non-GAAP) and thus more appropriately classified as Corporate SG&A.

	Fiscal Quarter Ended
	December 26,	September 26,
($ in Millions)	2020	2020	$ Change	% Change

General and Administrative	$33.6	$31.7	$1.9	6%
Sales and Marketing	0.2	0.2	-	-

Consolidated SG&A	33.8	31.9	1.9	6%

Direct Store Operating Expenses (1)	13.4	12.2	1.2	10%
Cultivation & Wholesale	1.3	0.4	0.9	225%
Other (2)	3.8	3.1	0.7	23%
Less: Non-Corporate SG&A	18.5	15.7	2.8	18%

Corporate SG&A as a Component of Adjusted EBITDA from Continuing Operations (Non-GAAP)	$15.3	$16.2	$(0.9)	(6%)

________________________

(1) For the periods presented, direct store operating expenses now include local taxes of nil and $0.4 million, distribution expenses of $1.4 million and $0.8 million and inventory adjustments of nil and $(1.8) million for the fiscal quarters ended December 26, 2020 and September 26, 2020, respectively. Refer to Item 2 “Retail Performance” and notes therein for further information.

(2) Other non-Corporate SG&A for the fiscal quarters ended December 26, 2020 and September 26, 2020 primarily consist of transaction costs and restructuring costs of $2.7 million and $2.7 million, respectively, and share-based compensation of $1.6 million and $1.0 million, respectively, as commonly excluded from Adjusted EBITDA (Non-GAAP). Refer to Item 2 “Retail Performance” and notes therein for further information.

For the fiscal second quarter of 2021, Corporate SG&A (Non-GAAP) contributed $15.3 million to Adjusted EBITDA from Continuing Operations (Non-GAAP), representing a decrease of $0.9 million, or 6%, from the $16.2 million that Corporate SG&A (Non-GAAP) contributed to Adjusted EBITDA Loss from Continuing Operations (Non-GAAP) in the fiscal first quarter of 2021. The largest driver of the improvement was the Company’s continual effort to right-size its corporate infrastructure as a result of the successful implementation of the Company’s cost-cutting plans.

Reconciliations of Non-GAAP Financial Measures

The table below reconciles Net Loss to Adjusted Net Loss from Continuing Operations (Non-GAAP) for the periods indicated.

	Three Months Ended		Six Months Ended
	December 26,	December 28,	December 26,	December 28,
($ in Millions)	2020	2019	2020	2019

Net Loss	$(68.9)	$(93.1)	$(101.8)	$(156.1)

Less: Net Loss from Discontinued Operations, Net of Taxes	(1.2)	36.8	1.5	39.9
Add (Deduct) Impact of:
Transaction Costs & Restructuring Costs	2.7	17.8	5.4	18.9
Share-Based Compensation	1.6	2.6	2.6	9.0
Other Non-Cash Operating Costs (1)	3.4	(0.4)	(15.4)	15.8
Income Tax Effects (2)	(0.8)	(0.4)	2.7	2.6

Total Adjustments	6.9	19.6	(4.7)	46.3

Adjusted Net Loss from Continuing Operations (Non-GAAP)	$(63.1)	$(36.8)	$(105.0)	$(69.8)

The table below reconciles Adjusted Net Loss to EBITDA from Continuing Operations (Non-GAAP) and Adjusted EBITDA from Continuing Operations (Non-GAAP) for the periods indicated.

	Three Months Ended		Six Months Ended
	December 26,	December 28,	December 26,	December 28,
($ in Millions)	2020	2019	2020	2019

Net Loss	$(68.9)	$(93.1)	$(101.8)	$(156.1)

Less: Net Loss from Discontinued Operations, Net of Taxes	(1.2)	36.8	1.5	39.9
Add (Deduct) Impact of:
Net Interest and Other Financing Costs	9.7	7.8	20.8	15.6
Provision for Income Taxes	24.0	(14.6)	34.3	(32.3)
Amortization and Depreciation	16.9	9.8	29.0	23.0

Total Adjustments	50.6	3.0	84.1	6.3

EBITDA from Continuing Operations (Non-GAAP)	$(19.5)	$(53.4)	$(16.1)	$(109.8)

Add (Deduct) Impact of:
Transaction Costs & Restructuring Costs	2.7	17.8	5.4	18.9
Share-Based Compensation	1.6	2.6	2.6	9.0
Other Non-Cash Operating Costs (1)	3.4	(0.4)	(15.4)	15.8

Total Adjustments	7.7	20.0	(7.4)	43.7

Adjusted EBITDA from Continuing Operations (Non-GAAP)	$(11.8)	$(33.4)	$(23.5)	$(66.1)

________________________

(1) Other non-cash operating costs for the periods presented were as follows:

	Three Months Ended		Six Months Ended
	December 26,	December 28,	December 26,	December 28,
	2020	2019	2020	2019

Change in Fair Value of Derivative Liabilities	$0.2	$(2.9)	$(0.1)	$(8.0)
Change in Fair Value of Investments	2.0	(5.0)	(10.5)	(16.5)
Change in Fair Value of Contingent Consideration	0.1	5.2	0.4	7.5
Gain/Loss on Lease Modifications	(1.3)	-	(17.9)	(0.2)
Gain/Loss on Extinguishment of Debt	0.9	0.7	11.1	32.2
Gain/Loss from Disposal of Assets	0.5	1.1	0.4	0.2
Impairment Expense	-	-	0.8	-
Other Non-Cash Operating Costs	0.9	0.6	0.4	0.6

Total Other Non-Cash Operating Costs	$3.4	$(0.4)	$(15.4)	$15.8

(2) Income tax effects to arrive at Adjusted Net Loss from Continuing Operations (Non-GAAP) are related to temporary tax differences in which a future income tax benefit exists, such as changes in fair value of investments, changes in fair value of contingent consideration, gain/loss from disposal of assets, and impairment expense. The income tax effect is calculated using the federal statutory rate of 21.0% and statutory rate for the state in which the related asset is held or the transaction occurs, most of which is in California with a statutory rate of 8.84%.

Adjusted Net Loss from Continuing Operations (Non-GAAP) represents the profitability of the Company excluding unusual and infrequent expenditures and non-cash operating costs. The change in Adjusted Net Loss from Continuing Operations (Non-GAAP) was primarily due to reductions in SG&A as a direct result of successful implementation of the Company’s cost reduction initiatives as well as a decrease in transaction costs and restructuring costs as the Company scales back its expansion strategy and executes its turnaround plan. This was offset by an increase in the Company’s provision for income taxes driven by IRC Section 280E. Accordingly, Adjusted Net Loss from Continuing Operations (Non-GAAP) increased in the fiscal second quarter of 2021 compared to the prior period.

EBITDA from Continuing Operations (Non-GAAP) represents the Company’s current operating profitability and ability to generate cash flow and includes significant non-cash operating costs. Net Loss is adjusted for interest and financing costs as a direct result of debt financings, income taxes, and amortization and depreciation expense to arrive at EBITDA from Continuing Operations (Non-GAAP). Considering these adjustments, the Company had EBITDA from Continuing Operations (Non-GAAP) of $(19.5) million and $(16.1) million for the three and six months ended December 26, 2020 improved compared to the comparative prior periods. The change in EBITDA from Continuing Operations (Non-GAAP) was primarily due to the Company’s continued focus on its cost-reduction initiatives. In addition, the Company recognized a loss on extinguishment of debt of $32.2 million during the six months ended December 28, 2019 compared to $11.1 million in the current period, offset by a $16.3 million gain on lease modifications on the deferral of lease payments with the REIT in the fiscal first quarter of 2021.

For the three and six months ended December 26, 2020, the Company saw an improvement in Adjusted EBITDA from Continuing Operations (Non-GAAP) of $(11.8) million and $(23.5) million, respectively, compared to $(33.4) million and $(66.1) million for the three and six months ended December 28, 2019, respectively. The improvement was primarily related to a decrease in transaction costs and restructuring costs as the Company executes its strategic plan during fiscal year 2021. The financial performance of the Company is expected to further improve as the Company continues to focus on its turnaround plan and cost-optimization efforts and once all newly active retail locations have acclimatized to the geographic market and are fully operational.

Refer to Item 2 “Liquidity and Capital Resources” for further discussion of management’s future outlook and executed strategic plan.

Refer to Item 2 “Retail Performance” above for reconciliations of Retail Adjusted EBITDA.

Cash Flows

	Six Months Ended
	December 26,	December 28,
($ in Millions)	2020	2019	$ Change	% Change

Net Cash Used in Operating Activities	$(29.7)	$(69.7)	$40.0	(57%)
Net Cash Provided by (Used in) Investing Activities	15.4	(26.5)	41.9	(158%)
Net Cash Provided by Financing Activities	11.8	88.9	(77.1)	(87%)

Net Decrease in Cash and Cash Equivalents	(2.5)	(7.3)	4.8	(66%)
Cash and Cash Equivalents, Beginning of Period	10.1	33.2	(23.1)	(70%)

Cash and Cash Equivalents, End of Period	$7.5	$26.0	$(18.5)	(71%)

Cash Flow from Operating Activities

Net cash used in operating activities was $29.7 million for the six months ended December 26, 2020, a decrease of $40.0 million, or 57%, compared to $69.7 million for the six months ended December 28, 2019. The decrease in cash used was primarily due to results of the Company’s cost rationalization strategy implemented since November 2019. Specifically, general and administrative expenses as well as sales and marketing include corporate-level expenses across various functions including Marketing, Legal, Retail Corporate, Technology, Accounting and Finance, Human Resources and Security which are combined to account for a significant proportion of the Company’s total general and administrative and sales and marketing expenses, which decreased $49.1 million and $9.0 million, respectively, compared to the six months ended December 28, 2019. The decrease in cash used was coupled with gains recognized on certain modifications to lease agreements of $17.9 million, a deferred tax recovery in the amount of $13.5 million, a decrease in change of contingent consideration related to a previously acquired California license of $7.1 million as well as a decrease in loss on extinguishment of debt and settlement of accounts payable and accrued liabilities of $21.8 million during the six months ended December 26, 2020.

Cash Flow from Investing Activities

Net cash provided by investing activities was $15.4 million for the six months ended December 26, 2020, a decrease of $41.9 million, or 158%, compared to $26.5 million of cash used in the six months ended December 28, 2019. The decrease in net cash used in investing activities was primarily due the Company’s strategic plan to limit cash outlays and divest non-core assets as compared to the six months ended December 28, 2019. Net cash was positively impacted by a decrease in purchases of property and equipment of $46.8 million. In addition, the Company received proceeds from the sale of assets held for sale of $18.8 million during the six months ended December 26, 2020, an increase of $13.8 million, compared to $5.0 million in the same period prior, offset by a decrease of $21.8 million in proceeds from the sale of investments and property.

Cash Flow from Financing Activities

Net cash provided by financing activities was $11.8 million for the six months ended December 26, 2020, a decrease of $77.1 million, or 87%, compared to $88.9 million for the six months ended December 28, 2019. The decrease in change of net cash provided by financing activities was primarily due to a decrease of $52.6 million in the issuance of equity instruments for cash, and a decrease of $29.5 million in proceeds from the credit facility with Gotham Green Partners. The decrease in debt and equity financings was coupled with a decrease of $12.3 million in principal repayments on notes payable offset by an increase of $8.0 million in principal repayments of the GGP Facility during the six months ended December 26, 2020 compared to the same period in the prior year.

Financial Condition

The following table summarizes certain aspects of the Company’s financial condition as of December 26, 2020 and June 27, 2020:

	December 26,	June 27,
($ in Millions)	2020	2020	$ Change	% Change

Cash and Cash Equivalents	$7.5	$10.1	$(2.6)	(26%)
Total Current Assets	$68.3	$84.0	$(15.7)	(19%)
Total Assets	$503.6	$574.3	$(70.7)	(12%)
Total Current Liabilities	$220.4	$189.2	$31.2	16%
Notes Payable, Net of Current Portion	$337.3	$319.2	$18.1	6%
Total Liabilities	$750.5	$751.2	$(0.7)	(0%)
Total Shareholders' Equity	$(246.9)	$(176.9)	$(70.0)	40%
Working Capital Deficit	$(152.1)	$(105.2)	$(47.0)	45%

As of December 26, 2020, the Company had $7.5 million of cash and cash equivalents and $152.1 million of working capital deficit, compared to $10.1 million of cash and cash equivalents and $105.2 million of working capital deficit as of June 27, 2020. The reduction in cash and cash equivalents was associated with principal repayments of the GGP Facility of $8.0 million during the six-month period versus none in the prior year, which was offset by cash savings from execution of the Company’s financial restructuring and turnaround plan to defer approximately $32.0 million in cash commitments. On July 2, 2020, the Company amended the GGP Facility and 2018 Term Loan wherein all interest payable through June 2021 will be paid-in-kind. Further, on July 2, 2020, the Company also amended its lease terms with the REIT wherein a portion of the total current monthly base rent will be deferred for the 36-month period between July 1, 2020 and July 1, 2023.

The $47.0 million increase in working capital deficit was primarily related to a decrease of $13.0 million assets held for sale related to the Company’s divestiture of non-core assets during the six months ended December 26, 2020 and a decrease of $3.4 million in other current assets related to the outstanding portion of the consideration for the sale of retail locations in Evanston, Illinois and Seaside, California and a settlement in excise tax receivable. The net decrease in current assets was coupled with an increase of $47.7 million in income taxes payable offset by a decrease of $6.8 million in other current liabilities primarily due to decreases in accrued interest which was capitalized to non-current notes payable as paid-in-kind, a decrease of $6.3 million in liabilities held for sale, and a decrease of $4.9 million in the current portion of lease liabilities.

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

As of December 26, 2020, the Company had $7.5 million of cash and cash equivalents and $152.1 million of working capital deficit, compared to $10.1 million of cash and cash equivalents and $105.2 million of working capital deficit as of June 27, 2020. For the six months ended December 26, 2020, the Company’s monthly burn rate, which was calculated as cash spent per month in operating activities, was approximately $5.0 million compared to a monthly burn rate of approximately $11.6 million for the six months ended December 28, 2019. During fiscal year 2020, in November 2019, the Company shifted its focus from an aggressive expansion strategy to a revised growth strategy focused on achieving profitability. During the six months ended December 26, 2020, management continued their efforts of executing the Company’s strategic plan to limit significant cash outlays and reduce the overall cash burn. As of December 26, 2020, cash generated from ongoing operations may not be sufficient to fund operations and, in particular, to fund the Company’s growth strategy in the short-term or long-term.

Subsequent to December 26, 2020, management continued to execute on its financial restructuring and turnaround plan to support the expansion of the Company’s retail footprint. The strategic plan includes, but is not limited to, capital raised subsequent to year-end, modifying covenants for additional flexibility and restructuring plans that have already been put in place to reduce corporate-level expenses, reduction in capital expenditures through a slow-down in new store buildouts, plans to divest non-core assets to raise non-dilutive capital, enhancements to its digital offering, including direct-to-consumer delivery and curbside pick-up in light of COVID-19 and a change in retail strategy to pass certain local taxes and payment processing fees to customers. The Company has also revamped its procurement process to restructure new vendor contracts with better margins. The Company will continue to focus on the optimization of SG&A expenses, including reducing payroll spend at retail locations by implementing a dynamic staffing model, reducing banking and payment processing fees, and reducing security spend. Management is in the process of leveraging the Company’s operating scale with a focus on high ROI initiatives through strategic opportunities that will allow the Company to maintain its leadership within the industry. Management continues to explore joint ventures on certain capital-intensive projects that will bring in qualified partners to enable the Company to maintain their strong retail presence without having to deploy upfront capital. Further, the Company will continue to streamline operations and invest in core markets, with a focus on markets in which MedMen already has a leadership position in. The Company’s restructuring plan includes a market-based approach wherein strategic decisions vary by market considering regulatory and economic conditions, potential partnerships and synergies, and the Company’s position in that market. The Company continues to execute on its plan to achieve its growth and profitability goals. As the economic environment improves and the pandemic is better managed and controlled, the Company expects its improved assortment, customer experience and marketing initiatives to drive continued revenue growth.

The Company continues to explore avenues of raising additional funds from debt and equity financing subsequent to December 26, 2020 to mitigate any potential liquidity risk. The Company intends to continue raising capital by utilizing debt and equity financings on an as needed basis. Management evaluated its financial condition as of December 26, 2020 in conjunction with recent financings and transactions which provide capital subsequent to the three months ended December 26, 2020 as discussed below.

Continued Support from Gotham Green Partners

On January 11, 2021, the Company entered into a Third Amended and Restated Securities Purchase Agreement (the “Third Restatement”) to the GGP Facility wherein the minimum liquidity covenant was modified to extend the period during which it is waived from December 31, 2020 to June 30, 2021, to reset the minimum liquidity threshold to $7,500,000 effective on July 1, 2021 through December 31, 2021, and $15,000,000 thereafter, and to waive the minimum liquidity covenant if the Company is current on cash interest. Furthermore, covenants with regards to non-operating leases, capital expenditures and corporate SG&A will now be tied to a board of directors approved budget. In addition, the conversion price of certain notes and the exercise price of certain warrants was adjusted as part of the Third Restatement. Refer to “Note 25 – Subsequent Events” of the unaudited interim condensed consolidated financial statements in Item 1.

Subsequent to December 26, 2020, the Company received an additional advance of $10,000,000 in the form of senior secured convertible notes with a conversion price of $0.16 per Subordinate Voting Share. In connection with the incremental advance, the Company issued 62,174,567 warrants exercisable for five years at a purchase price of $0.16 per Subordinate Voting Share.

Unsecured Convertible Facility

On January 29, 2021, the Company closed on a fifth tranche of $1,000,000 under its existing unsecured convertible facility with a conversion price of $0.16 per Subordinate Voting Share. In connection with the fifth tranche, the Company issued 3,355,000 warrants with an exercise price of $0.19 per share.

Private Placement

On February 16, 2021, the Company executed documents for the sale of 7,800,000 units at a purchase price of $0.37 per unit through a private placement for gross proceeds of $2,896,315. The units consist of 7,800,000 Subordinate Voting Shares and 7,800,000 warrants with an exercise price of $0.46 per Subordinate Voting Share for a period of five years.

Sale of Assets

The Company will receive an additional $2,000,000 related to the divestiture of the Evanston retail license located in Illinois on or before the three-month anniversary of November 16, 2020 (“Closing Date”) The $2,000,000 will be paid in the form of a secured promissory note in which interest will accrue at a rate of 2.0% interest rate per annum compounded annually and will mature as agreed upon between the Company and borrower. Management continues to seek buyers for divestiture of the Company’s other non-core assets, which include licenses and investments, to provide additional capital. Given the Company’s specialization in retail, management is revaluating its vertical integration strategy and identifying opportunities to realign the Company’s focus on the retail market.

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

Critical Accounting Policies, Significant Judgments and Estimates and Recent Accounting Pronouncements

There have been no changes in critical accounting policies, estimates and assumptions from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10 for the fiscal year ended June 27, 2020 that have a significant effect on the amounts recognized in the interim consolidated financial statements as of and for the fiscal quarter ended December 26, 2020 except as described below. See “Note 2 – Summary of Significant Accounting Policies” in the unaudited interim condensed consolidated financial statements in Item 1 for recently adopted accounting standards. For more information on the Company’s critical accounting estimates, refer to the annual MD&A for the fiscal year ended June 27, 2020. A detailed description of our critical accounting policies and recent accounting pronouncements are detailed in Item 13 of the 2020 Form 10.

Down Round Features

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260)” wherein the amendments change the classification of certain equity-linked financial instruments (or embedded features) with down round features. For freestanding equity-classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with ASC 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. For freestanding equity-classified financial instruments, the value of the effect of the down round feature is measured as the difference in fair value of the financial instrument without the down round feature with a strike price corresponding to the stated strike price versus the reduced strike price upon the down round feature being triggered. The fair value is measured in accordance with the measurement guidance in ASC 820, “Fair Value Measurement” in which the Company utilizes the Black-Scholes pricing model. Convertible instruments with embedded conversion options that have down round features are subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). During the six months ended December 26, 2020, a down round feature present in the GGP Facility and the 2020 Term Loan was triggered. Refer to Note 12 and Note 13 of the Consolidated Financial Statements for the three and six months ended December 26, 2020 in Item 1.

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

As of December 26, 2020 and June 27, 2020, the Company had no hedging agreements in place for foreign exchange rates. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risks at this time.

Interest Rate Risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Cash and cash equivalents bear interest at market rates. The Company’s financial liabilities have fixed rates of interest and therefore expose the Company to a limited interest rate fair value risk.

Equity Price Risks

Price risk is the risk of variability in fair value due to movements in equity or market prices. The Company’s investments are susceptible to price risk arising from uncertainties about their future outlook, future values and the impact of market conditions. The fair value of investments held in privately held entities is based on a market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Transactions with Related Parties

All related party balances due from or due to the Company as of December 26, 2020 and June 27, 2020 did not have any formal contractual agreements regarding payment terms or interest. For amounts due from and to related parties, refer to “Note 22 – Related Party Transactions” of the Consolidated Financial Statements for the three and six months ended December 26, 2020 and December 28, 2019 in Item 1.

Gotham Green Partners

As discussed in in Item 2 “Liquidity and Capital Resources” and Item 2 “Quarterly Highlights”, the Company has engaged in a strategic partnership with Gotham Green Partners, a related party. The arrangement is to provide financing to the Company in the form of a credit facility up to $250.0 million accessed through issuances of convertible senior secured notes (the “Notes”) co-issued by the Company and MM CAN USA, Inc. The Notes are convertible, at the option of the holder, into Subordinate Voting Shares at any time prior to the close of business on the last business day immediately preceding the maturity date of April 23, 2022. In addition, upon issuance of any Notes, the lenders are issued share purchase warrants (the “Warrants”) of the Company, each of which are exercisable to purchase one Subordinate Voting Share for 36 months from the date of issue. The Notes and the Warrants, and any Subordinate Voting Shares issuable as a result of a conversion of the Notes or exercise of the Warrants, will be subject to a four-month hold period from the date of issuance of such Notes or such Warrants, as applicable, in accordance with applicable Canadian securities laws. While the Notes are outstanding, the lenders will be entitled to the collective rights to appoint a representative to attend all meetings of the Board of Directors in a non-voting observer capacity. GGP has the right to nominate a majority of the Company’s Board of Directors while the aggregate principal amount outstanding under the Notes being more than $25.0 million. The convertible facility bears interest at a rate of LIBOR plus 6.0% per annum. All convertible notes will have a maturity date of 36 months from the maturity date, with a twelve-month extension feature available to the Company on certain conditions. As of February 9, 2021, the Company has drawn down on approximately $155,000,000 of the Facility. Refer to “Note 13 – Senior Secured Convertible Credit Facility” of the Consolidated Financial Statements for the three and six months ended December 26, 2020 and December 28, 2019 in Item 1.

SierraConstellation Partners

In March 2020, the Company entered into restructuring plan and retained interim management and advisory firm, SierraConstellation Partners (“SCP”), to support the Company in the development and execution of its turnaround and restructuring plan. As part of the engagement, Tom Lynch was appointed as Interim Chief Executive Officer and Chief Restructuring Officer, and Tim Bossidy was appointed as Interim Chief Operating Officer. Mr. Lynch is a Partner and Senior Managing Director at SCP. Mr. Bossidy is a Director at SCP. In December 2020, Mr. Lynch was elected as Chairman of the Board and Reece Fulgham, a Managing Director at SCP, was appointed as Interim Chief Financial Officer. As of February 9, 2021, the Company had paid $1,694,683 in fees to SCP for interim management and restructuring support during the current fiscal year.

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

During the year ended June 27, 2020, the Company’s independent auditors identified a material weakness in its internal control over financial reporting relating to its impairment assessment and measurement standards. In connection with the preparation of interim financial statements, we determined that we had a material weakness in our internal control over financial reporting relating to the appropriate review of the presentation and disclosure of non-routine transactions including impairments of goodwill and long-lived assets, changes in the fair value of contingent consideration and restructuring expenses, and income taxes. To address these material weaknesses, we have instituted a number of accounting processes and procedures which includes i) formal, documented process to identify, assess and calculate impairment on goodwill and long-lived assets, and ii) the preparation of presentation and disclosure requirement checklists to be reviewed by management for all new transactions and accounting standards.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 26, 2020, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, based on the material weaknesses in the Company’s internal control over financial reporting as described below, our disclosure controls and procedures were not effective, at the reasonable assurance level, as of the end of the period covered by this report.

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

We identified a material weakness in internal control over financial reporting related to the presentation and disclosure of financial statements, that if not corrected, could result in a material misstatement in our financial statements. This deficiency resulted in an error in the classification of certain for non-routine expenses, including impairments of goodwill and long-lived assets, changes in the fair value of contingent consideration and restructuring expenses, for the fiscal year ended June 27, 2020 and the allocation of income taxes for the period ended September 28, 2019. In connection with the SEC’s review of the Company’s registration statement on Form 10, we identified an error in the presentation of non-routine expenses which resulted in the reclassification of these to be included in loss from operations in our June 27, 2020 and June 29, 2019 consolidated financial statements. During the preparation of interim financial statements, we identified an error in the presentation of income taxes related to the allocation of the provision prepared under US GAAP for the interim period ended September 28, 2019. Management recorded an adjustment to correct the error in the three months ended September 28, 2019 and confirmed that the error in the presentation of income taxes was limited to interim periods within fiscal year 2020 and does not impact the Company’s consolidated financial statements for the fiscal year ended June 27, 2020, as included in the Company’s registration statement on Form 10. Management has assessed the potential magnitude and concluded that they represent a material weakness in our internal control over financial reporting. To remediate this internal control weakness, the Company implemented additional controls around the review of financial statement presentation and disclosure for such transactions, including the preparation and review of a quarterly disclosure checklist to be reviewed by management for all new transactions and accounting standards. While the Company is actively engaged in the implementation of its remediation efforts to address this internal control weakness, the actions we have taken are subject to continued review, supported by confirmation and testing by management. Accordingly, the material weakness will not be considered fully remediated until the new control procedures are implemented for a sufficient period of time and management has concluded that these controls are operating effectively.

Except as noted above, there were no changes in our internal control over financial reporting during the three and six months ended December 26, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than noted below, there have been no material developments during the fiscal quarter covered by this Report for our legal proceedings that were disclosed in our registration statement on Form 10 filed on January 15, 2021. For a description of our legal proceedings, see "Claims and Litigation" in Note 21, Commitments and Contingencies, to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

A legal dispute that was filed against the Company in February 2020 alleging breach of contract was settled in December 2020 for approximately $2,400,000. As of December 26, 2020, the remaining amount has been accrued in the Company’s Consolidated Balance Sheet.

In September 2020, a legal dispute was filed against the Company related to the separation of a former officer in which the severance issued is currently being disputed. The Company believes the likelihood of loss is remote. As a result, no amount has been set up for potential damages in these financial statements.

In connection with a pending litigation matter that was filed by Unisys Technical Solutions, LLC, Michael Colburn and Daryll DeSantis on May 26, 2020, which is further described in the Company’s registration statement on Form 10, in December 2020, the Company filed motions with the court regarding the Level Up auction sales for $25,150,000 demanding that the net proceeds from the auction sale be paid to the Company.  The plaintiffs allege that they are not obligated to remit the net proceeds from the auction sale to the Company.  The Company is currently awaiting the court’s ruling on the matter.

On January 7, 2021, JTM Construction Group, Inc. filed a cross-complaint against MM Enterprises USA, LLC, a subsidiary of the Company, in the Los Angeles Superior Court alleging breach of contract, quantum merit and implied indemnity seeking damages at $11,069,815.13. While it is too early to predict the outcome of the case or whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

ITEM 1A. RISK FACTORS.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the fiscal quarter ended December 26, 2020, the Company issued the securities listed below:

•	On September 28, 2020, pursuant to a $10.0 million unsecured convertible debenture facility entered into on September 16, 2020, the Company issued to institutional investors a $1.0 million convertible debenture with a conversion price of $0.1456 per Subordinate Voting Share and 3,777,475 warrants exercisable at $0.17 per Subordinate Voting Share for a period of 24 months from the date of issuance.

•	On September 16, and September 28, 2020, the down round feature on certain convertible notes and warrants issued in connection with Tranche 4, Incremental Advances and certain amendment fees related to the GGP Facility was triggered wherein the conversion price and exercise price was adjusted to $0.17 and $0.1529 per share, respectively. As a result of the price adjustment, the warrants are exercisable for an aggregate of 54,670,338 Subordinate Voting Shares at an exercise price of $0.1529 per share and the value of the effect of the down round feature on convertible notes was determined to be $32,744,770 for the six months ended December 26, 2020.

•	On October 30, 2020, in connection with the issuance of incremental term loans totaling approximately $7.7 million pursuant the Senior Secured Commercial Loan Agreement dated October 1, 2018, as amended, entered into with funds managed by Hankey Capital, LLC and with an affiliate of Stable Road Capital, MedMen Corp. issued 77,052,790 five-year warrants exercisable for MedMen Corp. Class B Common Shares at an exercise price of $0.20 per share.

•	On November 5, 2020, the Company issued 1,811,730 Subordinate Voting Shares related to a vendor settlement.

•	On November 20, 2020, pursuant to the $10.0 million unsecured convertible debenture facility entered into on September 16, 2020, the Company issued to institutional investors a $1.0 million convertible debenture with a conversion price of $0.1456 per Subordinate Voting Share and 3,592,326 warrants exercisable at $0.17 per Subordinate Voting Share for a period of 24 months from the date of issuance, which was previously reported on the Company’s Current Report on Form 8-K filed with the SEC on November 25, 2020.

•	On November 23, and December 8, 2020, the Company issued an aggregate of 1,100,301 Subordinate Voting Shares to its non-employee directors as quarterly compensation for service on the Board of Directors.

•	On December 10, 2020, the Company issued 1,785,334 Subordinate Voting Shares related to a vendor settlement.

•	On December 11, 2020, the Company issued 2,082,890 Subordinate Voting Shares related to a vendor settlement.

•	On December 11, 2020, the Company issued 5,458,749 Subordinate Voting Shares to a former director in connection with the vesting of previously granted Restricted Stock Units.

•	On December 14, 2020, the Company issued an aggregate of 1,682,417 Subordinate Voting Shares to former directors in connection with quarterly compensation for service on the Board of Directors during a previous period.

•	On December 17, 2020, pursuant to the $10.0 million unsecured convertible debenture facility entered into on September 16, 2020, the Company issued to institutional investors a $1.0 million convertible debenture with a conversion price a conversion price of $0.1456 per Subordinate Voting Share and 3,597,100 warrants exercisable at $0.18 per Subordinate Voting Share for a period of 24 months from the date of issuance.

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

10.1

Amended and Restated Membership Interest Purchase Agreement dated October 30, 2020 between Verano Evanston, LLC and MM Enterprises USA, LLC (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form 10 originally filed with the SEC on August 24, 2020)

10.2 †

Separation Agreement dated December 31, 2020 between MM Enterprises USA, LLC and Zeeshan Hyder (Incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form 10 originally filed with the SEC on August 24, 2020)

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

†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDMEN ENTERPRISES INC.

By:	/s/ Reece Fulgham
Reece Fulgham
Title:	Interim Chief Financial Officer
(duly authorized officer)

Date: February 16, 2021

