Form 10-Q/A
period 2020-09-26
MedMen Enterprises, Inc.
filed 2021-02-17
CIK 1776932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

AMENDMENT NO. 1

TO

FORM 10-Q/A

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

As of December 3, 2020, the registrant had 500,344,220 Class B Subordinate Voting Shares and 815,295 Super Voting Shares outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to the MedMen Enterprises Inc. (the “Company”) quarterly report on Form 10-Q for the period ended September 26, 2020, filed with the Securities and Exchange Commission (“SEC” ) on December 7, 2020 is to (i) amend disclosure related to Non-GAAP financial measures included in Item 2 of Part I entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) in order to conform such disclosure to the non-GAAP financial measures disclosure included in the Company’s registration statement on Form 10 (Amendment No. 4) as filed with the SEC on January 15, 2021 (“Form 10”), (ii) amend disclosure under Item 4 of Part I entitled “Controls and Procedures” regarding the status of a previously reported material weakness to conform to the disclosure in the Form 10, and (iii) correct an error in the presentation of income taxes related to the allocation of the provision prepared under US GAAP for the interim period ended September 28, 2019, as further described in a newly added Note 25 to the unaudited condensed consolidated financial statements included in this Form 10-Q/A, as well as revise certain information in the MD&A and in Item 4 of Part I entitled “Controls and Procedures” related to such correction.

There are no other changes to the Form 10-Q as previously filed. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

-2-

MEDMEN ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2020

Use of Names

In this Interim Report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “Company,” “Corporation” or “MedMen” refer to MedMen Enterprises, Inc. together with its wholly-owned subsidiaries.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that we believe are, or may be considered to be, “forward-looking statements “All statements other than statements of historical fact included in this document regarding the prospects of our industry or our prospects, plans, financial position or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plan, “forecast,” “continue” or “could” or the negative of these terms or variations of them or similar terms. Furthermore, forward-looking statements may be included in various filings that we make with the Securities and Exchange Commission (the “SEC”), press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. These known and unknown risks include, without limitation: marijuana remains illegal under federal law, and enforcement of cannabis laws could change;, the Company may face limitations on ownership of cannabis licenses; the Company may become subject to U.S. Food and Drug Administration or the U.S. Bureau of Alcohol, Tobacco and Firearms; the Company may face difficulties acquiring additional financing; the Company operates in a highly regulated sector and may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where we carry on business; the Company is subject to general economic risks; the Company may be negatively impacted by challenging global economic condition; the Company is subject to risks arising from epidemic diseases, such as the recent outbreak of the COVID-19 illness; the Company may face difficulties in enforcing its contracts; the Company is subject to taxation in Canada and the United States; cannabis businesses are subject to unfavorable tax treatment; cannabis businesses may be subject to civil asset forfeiture; the Company is subject to proceeds of crime statutes; the Company faces security risks; our use of joint ventures may expose us to risks associated with jointly owned investments; competition for the acquisition and leasing of properties suitable for the cultivation, production and sale of medical and adult use cannabis may impede our ability to make acquisitions or increase the cost of these acquisitions, which could adversely affect our operating results and financial condition; the Company faces risks related to its products; the Company is dependent on the popularity of consumer acceptance of the Company’s brand portfolio; the Company faces risks related to its insurance coverage and uninsurable risks; the Company is dependent on key inputs, suppliers and skilled labor; the Company must attract and maintain key personnel or our business will fail; the Company’s business is subject to the risks inherent in agricultural operations; the Company’s sales are difficult to forecast; the Company’s products may be subject to product recalls; the Company may face unfavorable publicity or consumer perception; the Company faces intense competition; the Company’s voting control is concentrated; the Company’s capital structure and voting control may cause unpredictability; and additional issuances of Super Voting Shares or Subordinate Voting Shares may result in dilution. Further information on these and other potential factors that could affect the Company’s business and financial condition and the results of operations are included in the “Risk Factors” section of the Company’s registration statement on Form 10, as amended and originally filed with the Securities and Exchange Commission on August 24, 2020, and elsewhere in the Company’s filings with the SEC, which are available on the SEC’s website or at https://investors.medmen.com/. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this document, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this document.

PART I — FINANCIAL INFORMATION

MEDMEN ENTERPRISES INC. Index to Consolidated Financial Statements

Page(s)

Unaudited Interim Condensed Consolidated Balance Sheets as of September 26, 2020 and June 27, 2020	6

Unaudited Interim Condensed Consolidated Statements of Operations for the Three Months Ended September 26, 2020 and September 28, 2019	7

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended September 26, 2020 and September 28, 2019	8

Unaudited Interim Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 26, 2020 and September 28, 2019	9

Notes to Unaudited Interim Condensed Consolidated Financial Statements	11

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

MEDMEN ENTERPRISES INC.

Unaudited Interim Condensed Consolidated Statements of Operations

Three Months Ended September 26, 2020 and September 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

	Three Months Ended
	September 26,	September 28,
	2020	2019
	(unaudited)	(unaudited)

Revenue	$35,625,968	$39,669,996
Cost of Goods Sold	18,801,910	20,277,820

Gross Profit	16,824,058	19,392,176

Expenses:
General and Administrative	31,683,604	54,094,949
Sales and Marketing	193,385	5,782,780
Depreciation and Amortization	8,625,708	9,484,181
Realized and Unrealized Loss on Changes in Fair Value of Contingent Consideration	302,834	2,284,054
Impairment Expense	789,709	-
Gain On Disposals of Assets, Restructuring Fees and Other Expenses	(16,697,861)	(697,962)

Total Expenses	24,897,379	70,948,002

Loss from Operations	(8,073,321)	(51,555,826)

Other Expense (Income):
Interest Expense	11,142,864	8,163,617
Interest Income	(1,210)	(369,342)
Amortization of Debt Discount and Loan Origination Fees	3,202,894	3,067,535
Change in Fair Value of Derivatives	(305,379)	(5,128,420)
Realized and Unrealized Gain on Investments, Assets Held For Sale and Other Assets	(12,415,479)	(11,480,322)
Loss on Extinguishment of Debt	10,129,655	31,570,116

Total Other Expense	11,753,345	25,823,184

Loss from Continuing Operations Before Provision for Income Taxes	(19,826,666)	(77,379,010)
Provision for Income Tax (Expense) Benefit	(10,338,562)	17,660,731)

Net Loss from Continuing Operations	(30,165,228)	(59,718,279)
Net Loss from Discontinued Operations, Net of Taxes	(2,682,175)	(3,080,420)

Net Loss	(32,847,403)	(62,798,699)

Net Loss Attributable to Non-Controlling Interest	(10,927,541)	(38,575,930)

Net Loss Attributable to Shareholders of MedMen Enterprises Inc.	$(21,919,862)	$(24,222,769)

Loss Per Share - Basic and Diluted:
From Continuing Operations Attributable to Shareholders of MedMen Enterprises Inc.	$(0.06)	$(0.11)

From Discontinued Operations Attributable to Shareholders of MedMen Enterprises Inc.	$(0.01)	$(0.02)

Weighted-Average Shares Outstanding - Basic and Diluted	423,187,218	191,711,038

The accompanying notes are an integral part of these unaudited interim Condensed Consolidated Financial Statements.

MEDMEN ENTERPRISES INC.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

Three Months Ended September 26, 2020 and September 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

	Mezzanine Equity						TOTAL EQUITY
	Units	$ Amount	Units	$ Amount			ATTRIBUTABLE
	Super	Super	Subordinate	Subordinate	Additional		TO	Non-	TOTAL
	Voting	Voting	Voting	Voting	Paid-In	Accumulated	SHAREHOLDERS	Controlling	SHAREHOLDERS’
	Shares	Shares	Shares	Shares	Capital	Deficit	OF MEDMEN	Interest	EQUITY

BALANCE AS OF JUNE 30, 2019	1,630,590	$164,999	173,010,922	$-	$613,356,006	$(370,382,824)	$243,138,181	$(31,867,405)	$211,270,776

Net Loss	-	-	-	-	-	(24,222,769)	(24,222,769)	(38,575,930)	(62,798,699)

Controlling Interest Equity Transactions:
At-the-Market Equity Financing Program, Net	-	-	4,940,800	-	8,894,012	-	8,894,012	-	8,894,012
Shares Issued for Cash	-	-	14,634,147	-	30,000,001	-	30,000,001	-	30,000,001
Shares Issued to Settle Debt	-	-	1,231,280	-	2,441,912	-	2,441,912	-	2,441,912
Equity Component of Debt - New and Amended	-	-	-	-	2,097,335	-	2,097,335	-	2,097,335
Redemption of MedMen Corp Redeemable Shares	-	-	8,382,618	-	20,196,142	(19,986,022)	210,120	(210,120)	-
Shares Issued for Other Assets	-	-	225,494	-	509,614	-	509,614	-	509,614
Shares Issued for Acquisition Costs	-	-	214,716	-	421,497	-	421,497	-	421,497
Shares Issued for Business Acquisition	-	-	5,112,263	-	9,833,000	-	9,833,000	-	9,833,000
Stock Grants for Compensation	-	-	364,948	-	875,055	-	875,055	-	875,055
Share-Based Compensation	-	-	-	-	3,367,898	-	3,367,898	-	3,367,898

Non-Controlling Interest Equity Transactions:
Distributions	-	-	-	-	-	-	-	(310,633)	(310,633)
Equity Component on Debt and Debt Modification								(1,444,676)	(1,444,676)
Share-Based Compensation	-	-	-	-	-	-	-	833,531	833,531

BALANCE AS OF SEPTEMBER 28, 2019	1,630,590	$164,999	208,117,188	$-	$691,992,472	$(414,591,615)	$277,565,856	$(71,575,233)	$205,990,623

	Mezzanine Equity						TOTAL EQUITY
	Units	$ Amount	Units	$ Amount			ATTRIBUTABLE
	Super	Super		Subordinate	Additional		TO	Non-	TOTAL
	Voting	Voting	Subordinate	Voting	Paid-In	Accumulated	SHAREHOLDERS	Controlling	SHAREHOLDERS’
	Shares	Shares	Voting Shares	Shares	Capital	Deficit	OF MEDMEN	Interest	EQUITY

BALANCE AS OF JUNE 28, 2020	815,295	$82,500	403,907,218	$-	$791,172,613	$(631,365,865)	$159,889,247	$(336,777,697)	$(176,888,450)

Net Loss	-	-	-	-	-	(21,919,862)	(21,919,862)	(10,927,541)	(32,847,403)

Controlling Interest Equity Transactions
Shares Issued to Settle Accounts Payable and Liabilities	-	-	3,608,690	-	516,618	-	516,618	-	516,618
Equity Component of Debt - New and Amended	-	-	-	-	21,660,379	-	21,660,379	-	21,660,379
Redemption of MedMen Corp Redeemable Shares	-	-	29,947,959	-	5,351,262	9,019,576	14,370,838	(14,370,838)	-
Shares Issued for Vested Restricted Stock Units	-	-	614,207	-	157,477	-	157,477	-	157,477
Stock Grants for Compensation	-	-	1,318,865	-	181,589	-	181,589	-	181,589
Deemed Dividend - Down Round Feature of Warrants	-	-	-	-	4,883,467	(4,883,467)	-	-	-
Deferred Tax Impact On Conversion Feature	-	-	-	-	(8,610,921)	-	(8,610,921)	-	(8,610,921)
Share-Based Compensation	-	-	-	-	1,008,530	-	1,008,530	-	1,008,530
Non-Controlling Interest Equity Transactions
Equity Component on Debt and Debt Modification	-	-	-	-	-	-	-	2,485,588	2,485,588

BALANCE AS OF SEPTEMBER 26, 2020	815,295	$82,500	439,396,939	$-	$816,321,014	$(649,149,618)	$167,253,895	$(359,590,488)	$(192,336,593)

MEDMEN ENTERPRISES INC.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Three Months Ended September 26, 2020 and September 28, 2019

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

	Three Months Ended
	September 26,	September 28,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss from Continuing Operations	$(30,165,228)	$(59,718,279)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Deferred Tax (Recovery) Expense	(8,749,513)	(78,281)
Depreciation and Amortization	8,688,155	10,394,617
Non-Cash Operating Lease Costs	7,658,920	6,702,802
Accretion of Debt Discount and Loan Origination Fees	3,202,894	3,067,536
Gain on Lease Modifications	(15,919,946)	-
Accretion of Deferred Gain on Sale of Property	(141,659)	(141,656)
Impairment of Assets	789,709	-
Realized and Unrealized Gain on Investments, Assets Held For Sale and Other Assets	(12,415,479)	(11,480,322)
Unrealized Gain on Changes in Fair Value of Contingent Consideration	302,834	2,284,054
Change in Fair Value of Derivative Liabilities	-	(5,128,420)
Loss on Extinguishment of Debt and Settlement of Accounts Payables and Accrued Liabilities	10,129,658	32,230,229
Share-Based Compensation	1,347,604	5,076,470
Shares Issued for Acquisition Costs	-	421,497
Changes in Operating Assets and Liabilities:
Accounts Receivable	(1,565,588)	(1,308,981)
Prepaid Rent - Related Party	-	2,712,237
Prepaid Expenses	(172)	5,630,506
Inventory	1,343,971	(10,849,695)
Other Current Assets	1,994,417	(497,876)
Due from Related Party	-	458,160
Other Assets	446,628	(7,022,876)
Accounts Payable and Accrued Liabilities	(473,753)	10,527,727
Interest Payments on Finance Leases	(1,523,821)	(1,432,930)
Cash Payments - Operating Lease Liabilities	(9,158,398)	(7,172,029)
Income Taxes Payable	19,064,475	(16,207,725)
Other Current Liabilities	8,189,077	(18,654,740)
Due to Related Party	(3,099)	(729,871)
Other Non-Current Liabilities	-	15,870,558

NET CASH USED IN CONTINUED OPERATING ACTIVITIES	(16,958,314)	(45,047,288)

Net Cash (Used in) Provided by Discontinued Operating Activities	(1,194,616)	2,980,952

NET CASH USED IN OPERATING ACTIVITIES	(18,152,930)	(42,066,336)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(201,017)	(17,976,501)
Additions to Intangible Assets	(55,505)	(1,821,936)
Proceeds from Sale of Assets Held for Sale and Other Assets	10,000,000	-
Proceeds from Sale of Property	-	9,300,000
Acquisition of Businesses, Net of Cash Acquired	-	(1,000,000)
Restricted Cash	-	43,477

NET CASH PROVIDED BY (USED IN) CONTINUED INVESTING ACTIVITIES	9,743,478	(11,454,960)

Net Cash Used in Discontinued Investing Activities	-	(1,694,969)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	9,743,478	(13,149,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Subordinate Voting Shares for Cash	-	38,894,013
Payment of Loan Amendment Fee	-	(500,000)
Proceeds from Issuance of Senior Secured Convertible Credit Facility	4,825,000	25,000,000
Proceeds from Issuance of Notes Payable	4,125,000	11,100,000
Principal Repayments of Notes Payable	(284,334)	(9,940,188)
Principal Repayments of Finance Lease Liability	(39,879)	-
Debt and Equity Issuance Costs	-	(544,498)
Distributions - Non-Controlling Interest	-	(310,633)

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,625,787	63,698,694

NET INCREASE IN CASH AND CASH EQUIVALENTS	216,335	8,482,429
Cash and Cash Equivalents, Beginning of Period	10,093,925	33,753,747

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,310,260	$42,236,176

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

The following is a reconciliation for the calculation of basic and diluted loss per share for the three months ended September 26, 2020 and September 28, 2019:

	Three Months Ended
	September 26,	September 28,
	2020	2019

Net Loss from Continuing Operations Attributable to Shareholders of MedMen Enterprises, Inc.	$(19,237,687)	$(21,142,349)
Less: Deemed Dividend - Down Round Feature of Warrants	(4,883,467)	-
Net Loss from Continuing Operations Available to Shareholders of MedMen Enterprises, Inc.	$(24,121,154)	$(21,142,349)

Net Loss from Discontinued Operations	(2,682,175)	(3,080,420)

Weighted-Average Number of Shares Outstanding	423,187,218	191,711,038

Earnings (Loss) Per Share - Basic and Diluted:

From Continuing Operations Attributable to Shareholders of MedMen Enterprises, Inc.	$(0.06)	$(0.11)

From Discontinued Operations	$(0.01)	$(0.02)

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

The following table summarizes the Company’s income tax expense and effective tax rates for the three months ended September 26, 2020 and September 28, 2019:

	Three Months Ended
	September 26, 2020	September 28, 2019

Loss from Continuing Operations Before Provision for Income Taxes	$(19,826,666)	$(77,379,010)
Income Tax (Expense) Benefit	(10,338,562)	1 7,660,731
Effective Tax Rate	(52.04)%	(22.82)%

Historically, the Company has computed its provision for income taxes under the discrete method which treats the year-to-date period as if it were the annual period and determines the income tax expense or benefit on that basis. For the three months ended September 26, 2020, the Company has calculated its provision for income taxes during its interim reporting periods by applying an estimate of the annual effective tax rate for the full year “ordinary” income or loss for the respective reporting period. Historically, the discrete method was applied due to the reliability of the estimate the annual effective tax rate. The Company believes that, at this time, the use of the estimated annual tax rate is more appropriate under FASB Interpretation No. 18 an interpretation of APB Opinion No. 28 than the discrete method given the Company’s utilization of its forecast.

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

The effective tax rate for the three months ended September 26, 2020 varies widely from the three months ended September 28, 2019, respectively, primarily due to the Company reporting increased expenses subject to IRC Section 280E relative to pre-tax book loss. The Company incurred a large amount of expenses that were not deductible due to IRC Section 280E limitations which resulted in income tax expense being incurred while there were pre-tax losses for the three months ended September 26,  2020.

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

The Company will continue to operate the Arizona operations until the ultimate sale of the disposal group. Net operating loss of the discontinued operations and the gain or loss from re-measurement of assets and liabilities classified as held for sale are summarized as follows:

	September 26,	September 28,
	2020	2019

Revenue	$1,599,990	$4,304,749
Cost of Goods Sold	1,268,752	3,880,606

Gross Profit	331,238	424,143

Expenses:
General and Administrative	976,611	1,823,752
Sales and Marketing	6,501	948
Depreciation and Amortization	49,142	499,328

Total Expenses	1,032,254	2,324,028

Income (Loss) from Operations	(701,016)	(1,899,885)

Other Expense (Income):
Other Expense	37,056	5,385

Total Other Expense	37,056	5,385

Loss on Discontinued Operations Before Provision for Income Taxes	(738,072)	(1,905,270)
Provision for Income Tax (Expense) Benefit	(1,944,103)	(1,175,150)

Loss on Discontinued Operations	$(2,682,175)	$(3,080,420)

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

Sale of Assets

Subsequent to September 26, 2020, Level Up was sold at auction for a sales price of approximately $25,000,000.

24.	RECLASSIFICATIONS

Certain comparative amounts have been reclassified to conform with current period presentation.

25.	CORRECTION OF ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the unaudited interim Condensed Consolidated Financial Statements as of and for the three months ended September 26, 2020 and September 28, 2019 on December 7, 2020, the Company identified an error in the presentation of income taxes related to the allocation of the provision among interim periods prepared under US GAAP for the comp arative period ended September 28, 2019 . Accordingly, t he amount previously presented for the three months ended September 28, 2019 was deemed to be an error. Following the identification of the error, the Company recorded an adjustment to recognize income taxes in the proper comparative interim period. The adjustment was deemed to be an error in previously issued financial statements under ASC 250, “Accounting Changes and Error Corrections”. Management reviewed the interim periods for the fiscal year ended June 27, 2020 and recorded adjustments to recognize income taxes under US GAAP within the prior periods. The change in income taxes does not impact Loss from Continuing Operations Before Provision for Income Taxes for the three months ended September 28, 2019. Management noted no adjustment was required for the three months ended September 26, 2020.

The following tables present the impacts of the adjustment on our previously issued financial statements as of and for the three months ended September 26, 2020 and September 28, 2019:

	Three Months Ended September 28, 2019
	Previously		As
	Reported	Adjustment	Corrected
	(unaudited)		(unaudited)

Revenue	$39,669,996	$-	$39,669,996
Cost of Goods Sold	20,277,820	-	20,277,820

Gross Profit	19,392,176	-	19,392,176

Expenses:
General and Administrative	54,094,949	-	54,094,949
Sales and Marketing	5,782,780	-	5,782,780
Depreciation and Amortization	9,484,181	-	9,484,181
Realized and Unrealized Loss on Changes in Fair Value of Contingent Consideration	2,284,054	-	2,284,054
Impairment Expense	-	-	-
Gain On Disposals of Assets, Restructuring Fees and Other Expenses	(697,962)	-	(697,962)

Total Expenses	70,948,002	-	70,948,002

Loss from Operations	(51,555,826)	-	(51,555,826)

Other Expense (Income):
Interest Expense	8,163,617	-	8,163,617
Interest Income	(369,342)	-	(369,342)
Amortization of Debt Discount and Loan Origination Fees	3,067,535	-	3,067,535
Change in Fair Value of Derivatives	(5,128,420)	-	(5,128,420)
Realized and Unrealized Gain on Investments, Assets Held For Sale and Other Assets	(11,480,322)	-	(11,480,322)
Loss on Extinguishment of Debt	31,570,116	-	31,570,116

Total Other Expense	25,823,184	-	25,823,184

Loss from Continuing Operations Before Provision for Income Taxes	(77,379,010)	-	(77,379,010)
Provision for Income Tax (Expense) Benefit	(6,020,522)	23,681,253	17,660,731

Net Loss from Continuing Operations	(83,399,532)	23,681,253	(59,718,279)
Net Loss from Discontinued Operations, Net of Taxes	(3,855,053)	774,633	(3,080,420)

Net Loss	(87,254,585)	24,455,886	(62,798,699)

Net Loss Attributable to Non-Controlling Interest	(54,161,820)	15,585,890	(38,575,930)

Net Loss Attributable to Shareholders of MedMen Enterprises Inc.	$(33,092,765)	$8,869,996	$(24,222,769)

Loss Per Share - Basic and Diluted:

From Continuing Operations Attributable to Shareholders of MedMen Enterprises Inc.	$(0.15)	$0.04	$(0.11)

From Discontinued Operations Attributable to Shareholders of MedMen Enterprises Inc.	$(0.02)	$0.00	$(0.02)

Weighted-Average Shares Outstanding - Basic and Diluted	191,711,038	-	191,711,038

	Three Months Ended September 28, 2019
	Additional	Accumulated	TOTAL EQUITY ATTRIBUTABLE TO SHAREHOLDERS	Non-Controlling	TOTAL SHAREHOLDERS'
	Paid-In Capital	Deficit	OF MEDMEN	Interest	EQUITY

Previously Reported:
BALANCE AS OF JUNE 30, 2019	$613,356,006	$(370,382,824)	$243,138,181	$(31,867,405)	$211,270,776

Net Loss	-	(33,092,765)	(33,092,765)	(54,161,820)	(87,254,585)

Controlling Interest Equity Transactions	78,636,466	(19,986,022)	58,650,444	(210,120)	58,440,324
Non-Controlling Interest Equity Transactions	-	-	-	(921,778)	(921,778)

BALANCE AS OF SEPTEMBER 28, 2019	$691,992,472	$(423,461,611)	$268,695,860	$(87,161,123)	$181,534,737

Adjustment Impacts:
BALANCE AS OF JUNE 30, 2019	$-	$-	$-	$-	$-

Net Loss	-	8,869,996	8,869,996	15,585,890	24,455,886

Controlling Interest Equity Transactions	-	-	-	-	-
Non-Controlling Interest Equity Transactions	-	-	-	-	-

BALANCE AS OF SEPTEMBER 28, 2019	$-	$8,869,996	$8,869,996	$15,585,890	$24,455,886

As Corrected:
BALANCE AS OF JUNE 30, 2019	$613,356,006	$(370,382,824)	$243,138,181	$(31,867,405)	$211,270,776

Net Loss	-	(24,222,769)	(24,222,769)	(38,575,930)	(62,798,699)

Controlling Interest Equity Transactions	78,636,466	(19,986,022)	58,650,444	(210,120)	58,440,324
Non-Controlling Interest Equity Transactions	-	-	-	(921,778)	(921,778)

BALANCE AS OF SEPTEMBER 28, 2019	$691,992,472	$(414,591,615)	$277,565,856	$(71,575,233)	$205,990,623

	Three Months Ended September 28, 2019
	Previously		As
	Reported	Adjustment	Corrected

Net Loss from Continuing Operations	$(83,399,532)	$23,681,253	$(59,718,279)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:	43,348,526	-	43,348,526
Changes in Operating Assets and Liabilities:
Income Taxes Receivable	(2,994,072)	2,994,072	-
Income Taxes Payable	11,242,233	(27,449,958)	(16,207,725)
Operating Assets and Liabilities	(12,469,810)	-	(12,469,810)
NET CASH USED IN CONTINUED OPERATING ACTIVITIES	(44,272,655)	(774,633)	(45,047,288)

Net Cash Provided by Discontinued Operating Activities	2,206,319	774,633	2,980,952

NET CASH USED IN OPERATING ACTIVITIES	(42,066,336)	-	(42,066,336)

NET CASH USED IN INVESTING ACTIVITIES	(13,149,929)	-	(13,149,929)

NET CASH PROVIDED BY FINANCING ACTIVITIES	63,698,694	-	63,698,694

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,482,429	-	8,482,429
Cash and Cash Equivalents, Beginning of Period	33,753,747	-	33,753,747

CASH AND CASH EQUIVALENTS, END OF PERIOD	$42,236,176	$-	$42,236,176

There was no effect on retained earnings or net assets in the unaudited interim Condensed Consolidated Balance Sheet as of September 26, 2020 as the provision for income taxes and retained earnings was properly recorded as of June 27, 2020. The impacts of the correction of error have been reflected throughout the financial statements, including the applicable footnotes, as appropriate.

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

	Three Months Ended
	September 26,	September 28,
($ in Millions)	2020	2019

Revenue	$35.6	$39.7
Gross Profit	$16.8	$19.4
Loss from Operations	$(8.1)	$(51.6)
Total Other Expense	$11.8	$25.8
Net Loss from Continuing Operations	$(30.2)	$(59.7)
Net Loss from Discontinued Operations	$(2.7)	$(3.1)
Net Loss	$(32.8)	$(62.8)
Net Loss Attributable to Non-Controlling Interest	$(10.9)	$(38.6)
Net Loss Attributable to Shareholders of MedMen Enterprises Inc.	$(21.9)	$(24.2)

Adjusted Net Loss from Continuing Operations (Non-GAAP)	$(41.9)	$(33.1)
EBITDA from Continuing Operations (Non-GAAP)	$3.4	$(55.5)
Adjusted EBITDA from Continuing Operations (Non-GAAP)	$(11.7)	$(31.9)

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

Three Months Ended September 26, 2020 Compared to Three Months Ended September 28, 2019

	Three Months Ended
	September 26,	September 28,
($ in Millions)	2020	2019	$ Change	% Change

Revenue	$35.6	$39.7	$(4.1)	(10)%
Cost of Goods Sold	18.8	20.3	(1.5)	(7)%

Gross Profit	16.8	19.4	(2.6)	(13)%

Expenses:
General and Administrative	31.7	54.1	(22.4)	(41)%
Sales and Marketing	0.2	5.8	(5.6)	(97)%
Depreciation and Amortization	8.6	9.5	(0.9)	(9)%
Realized and Unrealized Loss on Changes in Fair Value of Contingent Consideration	0.3	2.3	(2.0)	(87)%
Impairment Expense	0.8	-	0.8	100%
Gain On Disposals of Assets, Restructuring Fees and Other Expenses	(16.7)	(0.7)	(16.0)	2,286%

Total Expenses	24.9	71.0	(46.1)	(65)%

Loss from Operations	(8.1)	(51.6)	43.5	(84)%

Other Expense (Income):
Interest Expense	11.1	8.2	2.9	35%
Interest Income	-	(0.4)	0.4	(100)%
Amortization of Debt Discount and Loan Origination Fees	3.2	3.1	0.1	3%
Change in Fair Value of Derivatives	(0.3)	(5.1)	4.8	(94)%
Realized and Unrealized Gain on Investments, Assets Held for Sale and Other Assets	(12.4)	(11.5)	(0.9)	8%
Loss on Extinguishment of Debt	10.1	31.6	(21.5)	(68)%

Total Other Expense	11.7	25.9	(14.2)	(55)%

Loss from Continuing Operations Before Provision for Income Taxes	(19.8)	(77.4)	57.7	(74)%
Provision for Income Tax (Expense) Benefit	(10.3)	17.7	(28.0)	(158)%

Net Loss from Continuing Operations	(30.1)	(59.8)	29.7	(50)%
Net Loss from Discontinued Operations, Net of Taxes	(2.7)	(3.1)	0.4	(13)%

Net Loss	(32.8)	(62.8)	30.1	(48)%

Net Loss Attributable to Non-Controlling Interest	(10.9)	(38.6)	27.7	(72)%

Net Loss Attributable to Shareholders of MedMen Enterprises Inc.	$(21.9)	$(24.2)	$2.4	(10)%

Adjusted Net Loss from Continuing Operations (Non-GAAP)	$(41.9)	$(33.1)	$(8.8)	27%
EBITDA from Continuing Operations (Non-GAAP)	$3.4	$(55.5)	$58.9	(106)%
Adjusted EBITDA from Continuing Operations (Non-GAAP)	$(11.7)	$(31.9)	$20.2	(63)%

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

Provision for Income Taxes

The provision for income tax expense for the three months ended September 26, 2020 was $10.3 million compared to the provision for income tax benefit of $17.7 million for the three months ended September 28, 2019, primarily due to the Company reporting increased expenses subject to IRC Section 280E relative to pre-tax book loss. The Company incurred a large amount of expenses that were not deductible due to IRC Section 280E limitations which resulted in income tax expense being incurred while there were pre-tax losses for the three months ended September 26, 2020.

Net Loss

Net loss from continuing operations for the three months ended September 26, 2020 was $30.1 million, a decrease of $29.7 million, or 50%, compared to a net loss from continuing operations of $59.8 million for the three months ended September 28, 2019. The decrease in net loss from continuing operations was mainly attributable to the Company’s initiatives on focusing on cost efficiency within the corporate structure which includes strategic headcount reductions, elimination of non-core functions and overhead in several departments, renegotiation of ancillary cost to the business, as well as modifying sales and marketing strategies for the changing customer base as discussed above. In addition to the decrease loss on extinguishment of debt, the Company recognized a $16.3 million gain related to the REIT lease deferral during the fiscal first quarter of 2021. Net loss attributable to non-controlling interest for the three months ended September 26, 2020 was $10.9 million, resulting in net loss of $21.9 million attributable to the shareholders of MedMen Enterprises Inc. compared to $24.3 million for the three months ended September 28, 2019.

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

	Fiscal Quarter Ended
	September 26,	June 27,
	2020	2020	$ Change	% Change
Gross Profit	$16.8	$11.0	$5.8	53%
Gross Margin Rate	47%	40%	7%	18%

Cultivation & Wholesale Revenue	(0.3)	-	(0.3)	100%
Cultivation & Wholesale Cost of Goods Sold	(2.5)	(3.1)	0.6	(19)%

Non-Retail Gross Margin	(2.2)	(3.1)	0.9	(29)%

Retail Gross Margin (Non-GAAP)	$19.0	$14.1	$4.9	35%
Retail Gross Margin Rate (Non-GAAP)	54%	51%	3%	7%

	Fiscal Quarter Ended
	September 26,	June 27,
	2020	2020	$ Change	% Change
Net Loss	$(32.8)	$(232.5)	$199.7	(86)%
Net Loss from Discontinued Operations, Net of Taxes	2.7	1.4	1.3	93%
Provision for Income Tax (Expense) Benefit	10.3	(67.4)	77.7	(115)%
Other Expense	11.7	13.7	(2.0)	(15)%
Excluded Items (1)	(15.6)	239.8	(255.4)	(107)%
Loss from Operations Before Excluded Items	$(23.7)	$(45.0)	$21.3	(47)%

Non-Retail Gross Margin	(2.2)	(3.1)	0.9	(29)%
Non-Retail Operating Expenses (2)	(28.3)	(42.3)	14.0	(33)%

Non-Retail EBITDA Margin	(30.5)	(45.4)	14.9	(33)%

Retail Adjusted EBITDA Margin (Non-GAAP)	$6.8	$0.4	$6.4	1,600%
Retail Adjusted EBITDA Margin Rate (Non-GAAP)	19%	1%	(7%)	(480)%

______________

(1)

Items adjusted from Net Loss for the fiscal quarters ended September 26, 2020 and June 27, 2020 include realized and unrealized loss on changes in fair value of contingent consideration of $0.3 million and $0.5 million, respectively, impairment expense of $0.8 million and $239.5 million, respectively, and gain on disposals of assets, restructuring fees and other expenses of $(16.7) million and $(0.2) million, respectively.

(2)	Non-retail operating expenses is comprised of the following items:

	Fiscal Quarter Ended
	September 26,	June 27,
	2020	2020	$ Change	% Change
Cultivation & Wholesale	$0.4	$1.6	$(1.2)	$(75)%
Corporate SG&A	16.2	19.9	(3.7)	(19)%
Depreciation & Amortization	8.6	15.9	(7.3)	(46)%
Other (3)	3.1	4.9	(1.8)	(37)%
Non-Retail Operating Expenses	28.3	42.3	(14.0)	(33)%

Direct Store Operating Expenses (4)	12.2	13.7	(1.5)	(11)%
Excluded Items (1)	(15.6)	239.8	(255.4)	(107)%
Total Expenses	$24.9	$295.8	$(270.9)	(92)%

__________

(3)

Other non-retail operating expenses excluded from Retail Adjusted EBITDA from Continuing Operations (Non-GAAP) for the fiscal quarters ended September 26, 2020 and June 27, 2020 primarily consist of transaction costs and restructuring costs of $2.7 million and $5.7 million, respectively, and share-based compensation of $1.0 million and $(0.4) million, respectively, as commonly excluded from Adjusted EBITDA (Non-GAAP). Refer to Item 2 “Reconciliations of Non-GAAP Financial Measures” below.

(4)

For the current period, direct store operating expenses now includes local taxes of $0.4 million and $1.1 million for the fiscal quarters ended September 26, 2020 and June 27, 2020. Local taxes include cannabis sales and excise taxes imposed by municipalities in which the Company has active retail operations and vary by jurisdiction. Local taxes are not a cost required to directly operate the Company’s stores, but rather a byproduct of retail operations. In addition, distribution expenses of $0.8 million and $0.8 million and inventory adjustments of $(1.8) million and $(0.6) million for the fiscal quarters ended September 26, 2020 and June 27, 2020, respectively, are also included in direct store operating expenses for the current reporting period. Distribution expenses relate to additional porter fees. Inventory adjustments consist of one-time write-offs related to unusual or infrequent events. Such expenses were presented as additional adjustments to arrive at Retail Adjusted EBITDA Margin (Non-GAAP) in prior periods and are now presented within retail operating expenses for a condensed presentation of Retail Adjusted EBITDA Margin (Non-GAAP).

The non-GAAP retail performance measures demonstrate the Company’s four-wall margins which reflect the sales of the Company’s retail operations relative to the direct costs required to operate such dispensaries. Retail revenue is related to net sales from the Company’s stores, excluding non-retail revenue, such as cultivation and manufacturing revenue. Similarly, retail cost of goods sold and direct store operating expenses are directly related to the Company’s retail operations. Non-Retail Revenue includes revenue from third-party wholesale sales. Non-Retail Cost of Goods Sold includes costs directly related to third-party wholesale sales produced by the Company’s cultivation and production facilities, such as packaging, materials, payroll, rent, utilities, security, etc. While third-party sales were not significant for the fiscal quarter ended September 26, 2020, Non-Retail Cost of Goods Sold related to cultivation and wholesale operations was $2.5 million due to unallocated overages from increased production burn rate. Non-Retail Operating Expenses include ongoing costs related to the Company’s cultivation and wholesale operations, corporate spending, and depreciation and amortization . Non-Retail EBITDA Margin reflects the gross margins of the Company’s cultivation and wholesale operations excluding any related operating expenses. To determine the Company’s four-wall margins, certain costs that do not directly support the Company’s retail function are excluded from Retail EBITDA Margin, such as rent, payroll, security, insurance, office supplies and payment processing fees.

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

The Company had an aggregate Retail Adjusted EBITDA Margin Rate (Non-GAAP), which is Retail Adjusted EBITDA Margin (Non-GAAP) divided by Retail Revenue (Non-GAAP), of 19% for the fiscal first quarter of 2021 which represents an increase compared to the 1% realized in the fiscal fourth quarter of 2020 primarily due to direct store operating expenses which include, but are not limited to, rent, utilities, payroll and payroll related expenses, employee benefits, and security. Direct store operating expenses decreased $1.5 million, or 11%, compared to the fiscal fourth quarter of 2020 primarily driven by a decrease in payroll expense as the Company implemented dynamic staffing model to reduce payroll spend while maintaining customer experience. The decrease in direct store operating expenses of 11% was not commensurate with the increase in revenues of 29% during the fiscal first quarter of 2021, resulting in an overall increase in Retail Adjusted EBITDA Margin Rate (Non-GAAP) compared to the fiscal fourth quarter of 2020.

Reconciliations of Non-GAAP Financial Measures

The table below reconciles Net Loss to Adjusted Net Loss from Continuing Operations (Non-GAAP) for the periods indicated.

	Three Months Ended
	September 26,	September 28,
($ in Millions)	2020	2019

Net Loss	$(32.8)	$(62.8)

Less: Net Loss from Discontinued Operations, Net of Taxes	2.7	3.1
Add (Deduct) Impact of:
Transaction Costs & Restructuring Costs	2.7	1.0
Share-Based Compensation	1.0	6.4
Other Non-Cash Operating Costs (1)	(18.8)	16.2
Income Tax Effects (2)	3.4	3.0

Total Adjustments	(11.7)	26.6

Adjusted Net Loss from Continuing Operations (Non-GAAP)	$(41.9)	$(33.1)

	Three Months Ended
	September 26,	September 28,
($ in Millions)	2020	2019

Net Loss	$(32.8)	$(62.8)

Less: Net Loss from Discontinued Operations, Net of Taxes	2.7	3.1
Add (Deduct) Impact of:
Net Interest and Other Financing Costs	11.1	7.8
Provision for Income Taxes	10.3	(17.7)
Amortization and Depreciation	12.2	14.1

Total Adjustments	33.6	4.2

EBITDA from Continuing Operations (Non-GAAP)	$3.4	$(55.5)

Add (Deduct) Impact of:
Transaction Costs & Restructuring Costs	2.7	1.0
Share-Based Compensation	1.0	6.4
Other Non-Cash Operating Costs (1)	(18.8)	16.2

Total Adjustments	(15.1)	23.6

Adjusted EBITDA from Continuing Operations (Non-GAAP)	$(11.7)	$(31.9)

(1) Other non-cash operating costs for the periods presented were as follows:

	Three Months Ended
	September 26,	September 28,
	2020	2019

Change in Fair Value of Derivative Liabilities	$(0.3)	$(5.1)
Change in Fair Value of Investments	(12.4)	(11.5)
Change in Fair Value of Contingent Consideration	0.3	2.3
Gain/Loss on Lease Modifications	(16.6)	(0.2)
Gain/Loss on Extinguishment of Debt	10.1	32.2
Gain/Loss from Disposal of Assets	(0.1)	(0.9)
Impairment Expense	0.8	-
Other Non-Cash Operating Costs	(0.5)	(0.7)

Total Other Non-Cash Operating Costs	$(18.8)	$16.2

___________

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

During the three months ended September 26, 2020, the decrease of $30.1 million or 48% in Net Loss was primarily due to reductions in SG&A due to implementation of the Company’s cost reduction initiatives in addition to an extinguishment of debt recognized of $32.2 million during the three months ended September 28, 2019 compared to $10.1 million in the current period or a decrease of $22.1 million. In addition, during the three months ended September 26, 2020, the Company recognized a $16.6 million gain on lease modifications primarily due to the deferral of lease payments with the REIT. This is adjusted for transaction costs, restructuring costs, share-based compensation, other non-cash operating costs, interest and financing costs as a direct result of debt financings, income taxes related to the number of retail locations and cultivation and production facilities operated, and amortization and depreciation expense related to the Company’s retail stores, cultivation and production facilities. Adjusted Net Loss from Continuing Operations represents the profitability of the Company excluding unusual and infrequent expenditures and non-cash operating costs. Considering these adjustments, the Company had EBITDA from Continuing Operations (Non-GAAP), which is adjusted for interest and financing costs, income taxes, depreciation, and amortization, of $3.4 million for the three months ended September 26, 2020 compared to $(55.5) million for the three months ended September 28, 2019 as a result of a decrease of $22.4 million in general and administrative expenses and $5.6 million in sales and marketing expenses, noting EBITDA from Continuing Operations (Non-GAAP) includes a $35.0 million decrease in non-cash operating costs incurred during the first fiscal quarter of 2021 as compared to the same period in the prior fiscal year, primarily due to the loss on extinguishment of debt and gain on lease modifications as noted above. EBITDA from Continuing Operations (Non-GAAP) represents the Company’s current operating profitability and ability to generate cash flow.

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

Refer to Item 2 “Retail Performance” above for reconciliations of Retail Adjusted EBITDA.

Corporate SG&A

Corporate-level general and administrative expenses across various functions including Marketing, Legal, Retail Corporate, Technology, Accounting and Finance, Human Resources and Security (collectively referred to as “Corporate SG&A”) are combined to account for a significant proportion of the Company’s total general and administrative expenses. For the current reporting period, Corporate SG&A now includes pre-opening expenses of $5.9 million and $5.3 million for the fiscal quarter ended September 26, 2020 and June 27, 2020, respectively, which were presented as non-Corporate SG&A in prior periods. Pre-opening expenses is excluded from Retail Adjusted EBITDA Margin (Non-GAAP) and thus more appropriately classified as Corporate SG&A.

	Fiscal Quarter Ended
	September 26,	June 27,
($ in Millions)	2020	2020	$ Change	% Change

General and Administrative	$31.7	$39.9	$(8.2)	(21)%
Sales and Marketing	0.2	0.2	-	-

Consolidated SG&A	31.9	40.1	(8.2)	(20)%

Direct Store Operating Expenses (1)	12.2	13.7	(1.5)	(11)%
Cultivation & Wholesale	0.4	1.6	(1.2)	(75)%
Other (2)	3.1	4.9	(1.8)	(37)%
Less: Non-Corporate SG&A	15.7	20.2	(4.5)	(22)%

Corporate SG&A as a Component of Adjusted EBITDA from Continuing Operations (Non-GAAP)	$16.2	$19.9	$(3.7)	(19)%

___________________

(1)

For the periods presented, direct store operating expenses now include local taxes of $0.4 million and $1.1 million distribution expenses of $0.8 million and $0.8 million and inventory adjustments of $(1.8) million and $(0.6) million for the fiscal quarters ended September 26, 2020 and June 27, 2020, respectively. Refer to Item 2 “Retail Performance” and notes therein for further information.

(2)

Other non-Corporate SG&A for the fiscal quarters ended September 26, 2020 and June 27, 2020 primarily consist of transaction costs and restructuring costs of $2.7 million and $5.7 million, respectively, and share-based compensation of $1.0 million and $(0.4) million, respectively, as commonly excluded from Adjusted EBITDA (Non-GAAP). Refer to Item 2 “Retail Performance” and notes therein for further information.

For the fiscal first quarter of 2021, Corporate SG&A (Non-GAAP) contributed $16.2 million to Adjusted EBITDA from Continuing Operations (Non-GAAP), representing a decrease of $3.7 million, or 19%, from the $19.9 million that Corporate SG&A (Non-GAAP) contributed to Adjusted EBITDA Loss from Continuing Operations (Non-GAAP) in the fiscal fourth quarter of 2020. The largest driver of the improvement was a reduction in headcount and marketing and technology related expenses as a result of the successful implementation of the Company’s cost-cutting plans announced on November 15, 2019. As part of its efforts to optimize Corporate SG&A (Non-GAAP), marketing spend is now focused on consumer engagement through digital content and mobile marketing targeting the Company’s changing customer base across multiple markets. Technology spend is now focused on driving revenue-generating activities, such as scaling MedMen’s curbside pickup and delivery platform, which has resulted in increased revenues during the fiscal first quarter of 2021. The Company expects additional improvements in reduction of Corporate SG&A (Non-GAAP) in the upcoming quarters.

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

We identified a material weakness in internal control over financial reporting related to the presentation and disclosure of financial statements, that if not corrected, could result in a material misstatement in our financial statements. This deficiency resulted in an error in the classification of certain for non-routine expenses, including impairments of goodwill and long-lived assets, changes in the fair value of contingent consideration and restructuring expenses, for the fiscal year ended June 27, 2020 and the allocation of income taxes for the period ended September 28, 2019. In connection with the SEC’s review of the Company’s registration statement on Form 10, we identified an error in the presentation of non-routine expenses which resulted in the reclassification of these expenses to be included in loss from operations in our June 27, 2020 and June 29, 2019 consolidated financial statements. During the preparation of interim financial statements, we identified an error in the presentation of income taxes related to the allocation of the provision prepared under US GAAP for the interim period ended September 28, 2019. Management recorded an adjustment to correct the error in the three months ended September 28, 2019 and confirmed that the error in the presentation of income taxes was limited to interim periods within fiscal year 2020 and does not impact the Company’s consolidated financial statements for the fiscal year ended June 27, 2020, as included in the Company’s registration statement on Form 10. Refer to Note 25 of the financial statements presented in Item 1 of this Quarterly Report for further information. Management has assessed the potential magnitude and concluded that they represent a material weakness in our internal control over financial reporting. To remediate this internal control weakness related to the presentation and disclosure of financial statements, the Company implemented additional controls around the review of financial statement presentation and disclosure for such transactions, including the preparation and review of a quarterly disclosure checklist to be reviewed by management for all new transactions and accounting standards. While the Company is actively engaged in the implementation of its remediation efforts to address this internal control weakness, the actions we have taken are subject to continued review, supported by confirmation and testing by management. Accordingly, the material weakness will not be considered fully remediated until the new control procedures are implemented for a sufficient period of time and management has concluded that these controls are operating effectively.

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

10.1**

Third Modification to Senior Secured Commercial Loan Agreement dated July 2, 2020, with form of Second Amended and Restated Senior Secured Term Note, Form of Amended and Restated Warrant exercisable for Class B Common Shares of MM CAN USA, Inc. at an exercise price of $0.60 per share, and Form of Warrant exercisable for Class B Common Shares of MM CAN USA, Inc. at an exercise price of $0.34 per share (Incorporated by reference to Exhibit 10.7(b) to the Company’s Registration Statement on Form 10 originally filed with the SEC on August 24, 2020)

10.2**

Fourth Modification to Senior Secured Commercial Loan Agreement dated September 16, 2020, with Form of Secured Term Note, Form of Warrant exercisable for Class B Common Shares of MM CAN USA, Inc. at an exercise price of $0.34 per share (B1 Warrants), and Form of Warrant exercisable for Class B Common Shares of MM CAN USA, Inc. (B2 Warrants) (Incorporated by reference to Exhibit 10.7(d) to the Company’s Registration Statement on Form 10 originally filed with the SEC on August 24, 2020)

10.3**

Second Amended and Restated Securities Purchase Agreement (with forms of Note, Replacement Warrant and Incremental Warrant) dated July 2, 2020 among the Registrant, the Other Credit Parties named therein, the Purchasers named therein and Gotham Green Admin 1, LLC (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form 10 originally filed with the SEC on August 24, 2020)

10.3(a)**

First Amendment dated September 14, 2020 to Second Amended and Restated Securities Purchase Agreement (with form of Senior Secured Convertible Note - Incremental Note) (Incorporated by reference to Exhibit 10.13(a) to the Company’s Registration Statement on Form 10 originally filed with the SEC on August 24, 2020)

10.4**

Investment Agreement dated September 16, 2020 between the Registrant and certain Institutional Investors for issuance of 7.5% Convertible Unsecured Debentures (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form 10 originally filed with the SEC on August 24, 2020)

10.4(a)**

Form of Securities Lending Agreement dated September 16, 2020 between the Registrant and certain Institutional Investors (Incorporated by reference to Exhibit 10.15(a) to the Company’s Registration Statement on Form 10 originally filed with the SEC on August 24, 2020)

10.4(b)**	Form of 7.5% Unsecured Convertible Debenture (Incorporated by reference to Exhibit 10.15(b) to the Company’s Registration Statement on Form 10 originally filed with the SEC on August 24, 2020)

10.4(c)**	Form of Warrant Certificate (Incorporated by reference to Exhibit 10.15(c) to the Company’s Registration Statement on Form 10 originally filed with the SEC on August 24, 2020)

10.5**

Master Lease Agreement dated November 25, 2019 with Treehouse Real Estate Investment Trust, Inc., First Amendment dated January 30, 2020 and Second Amendment dated July 2, 2020 (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form 10 originally filed with the SEC on August 24, 2020)

10.6**

Side Letter dated July 2, 2020 among the Registrant, MMC CAN USA, Inc. and the Purchasers named therein and Gotham Green Admin 1, LLC (Incorporated by reference to Exhibit 10.13(f) to the Company’s Registration Statement on Form 10 originally filed with the SEC on August 24, 2020)

10.7**

Membership Interest Purchase Agreement dated July 1, 2020 between Verano Evanston, LLC and MM Enterprises USA, LLC (Incorporated by reference to Exhibit 10.21(a) to the Company’s Registration Statement on Form 10 originally filed with the SEC on August 24, 2020)

10.7(a)**

Amended and Restated Membership Interest Purchase Agreement dated October 30, 2020 between Verano Evanston, LLC and MM Enterprises USA, LLC (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form 10 originally filed with the SEC on August 24, 2020)

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

**	Previously filed.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDMEN ENTERPRISES INC.

/s/ Reece Fulgham
By:	Reece Fulgham
Title:	Interim Chief Financial Officer
(duly authorized officer)

