Form 10-Q/A
period 2020-09-26
MedMen Enterprises, Inc.
filed 2021-02-18
CIK 1776932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________

AMENDMENT NO. 2

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

As of December 3, 2020, the registrant had 500,344,220 Class B Subordinate Voting Shares and 815,295 Super Voting Shares outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 2 on Form 10-Q/A (“Amendment No. 2”) to the MedMen Enterprises Inc. (the “Company”) Amendment No. 1 to its quarterly report on Form 10-Q/A for the period ended September 26, 2020, filed with the Securities and Exchange Commission (“SEC”) on February 17, 2021 (“Amendment No. 1”), is solely to include the correct certification for exhibit 31.2.

The purpose of Amendment No. 1 to the Company’s quarterly report on Form 10-Q for the period ended September 26, 2020, filed with the SEC on December 7, 2020, was to (i) amend disclosure related to Non-GAAP financial measures included in Item 2 of Part I entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) in order to conform such disclosure to the non-GAAP financial measures disclosure included in the Company’s registration statement on Form 10 (Amendment No. 4) as filed with the SEC on January 15, 2021 (“Form 10”), (ii) amend disclosure under Item 4 of Part I entitled “Controls and Procedures” regarding the status of a previously reported material weakness to conform to the disclosure in the Form 10, and (iii) correct an error in the presentation of income taxes related to the allocation of the provision prepared under US GAAP for the interim period ended September 28, 2019, as further described in a newly added Note 25 to the unaudited condensed consolidated financial statements that was originally included in Amendment No. 1, as well as revise certain information in the MD&A and in Item 4 of Part I entitled “Controls and Procedures” related to such correction.

There are no other changes to the Form 10-Q and Amendment No. 1 as previously filed. This Amendment No. 2 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

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

The following table summarizes the Company’s income tax expense and effective tax rates for the three months ended September 26, 2020 and September 28, 2019:

	Three Months Ended
	September 26, 2020	September 28, 2019

Loss from Continuing Operations Before Provision for Income Taxes	$(19,826,666)	$(77,379,010)
Income Tax (Expense) Benefit	(10,338,562)	17,660,731
Effective Tax Rate	(52.04)%	(22.82)%

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

Subsequent to the issuance of the unaudited interim Condensed Consolidated Financial Statements as of and for the three months ended September 26, 2020 and September 28, 2019 on December 7, 2020, the Company identified an error in the presentation of income taxes related to the allocation of the provision among interim periods prepared under US GAAP for the comparative period ended September 28, 2019. Accordingly, the amount previously presented for the three months ended September 28, 2019 was deemed to be an error. Following the identification of the error, the Company recorded an adjustment to recognize income taxes in the proper comparative interim period. The adjustment was deemed to be an error in previously issued financial statements under ASC 250, “Accounting Changes and Error Corrections”. Management reviewed the interim periods for the fiscal year ended June 27, 2020 and recorded adjustments to recognize income taxes under US GAAP within the prior periods. The change in income taxes does not impact Loss from Continuing Operations Before Provision for Income Taxes for the three months ended September 28, 2019. Management noted no adjustment was required for the three months ended September 26, 2020.

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

MEDMEN ENTERPRISES INC.

/s/ Reece Fulgham
Date: February 18, 2021	By:	Reece Fulgham
	Title:	Interim Chief Financial Officer
(duly authorized officer)

