Form 10-Q
period 2021-03-27
MedMen Enterprises, Inc.
filed 2021-05-12
CIK 1776932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

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

As of May 7, 2021, the registrant had 664,200,870 Class B Subordinate Voting Shares and nil Super Voting Shares outstanding.

MEDMEN ENTERPRISES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 27, 2021

i

Use of Names

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “Company,” “Corporation” or “MedMen” refer to MedMen Enterprises Inc. together with its wholly-owned subsidiaries.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that we believe are, or may be considered to be, “forward-looking statements “All statements other than statements of historical fact included in this document regarding the prospects of our industry or our prospects, plans, financial position or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plan,” “forecast,” “continue” or “could” or the negative of these terms or variations of them or similar terms. Furthermore, forward-looking statements may be included in various filings that we make with the Securities and Exchange Commission (the “SEC”), press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. These known and unknown risks include, without limitation: marijuana remains illegal under federal law, and enforcement of cannabis laws could change; the Company may face limitations on ownership of cannabis licenses; the Company may become subject to U.S. Food and Drug Administration or the U.S. Bureau of Alcohol, Tobacco and Firearms; the Company may face difficulties acquiring additional financing; the Company operates in a highly regulated sector and may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where we carry on business; the Company is subject to general economic risks; the Company may be negatively impacted by challenging global economic condition; the Company is subject to risks arising from epidemic diseases, such as the recent outbreak of the COVID-19 pandemic; the Company may face difficulties in enforcing its contracts; the Company is subject to taxation in Canada and the United States; cannabis businesses are subject to unfavorable tax treatment; cannabis businesses may be subject to civil asset forfeiture; the Company is subject to proceeds of crime statutes; the Company faces security risks; our use of joint ventures may expose us to risks associated with jointly owned investments; competition for the acquisition and leasing of properties suitable for the cultivation, production and sale of medical and adult use cannabis may impede our ability to make acquisitions or increase the cost of these acquisitions, which could adversely affect our operating results and financial condition; the Company faces risks related to its products; the Company is dependent on the popularity of consumer acceptance of the Company’s brand portfolio; the Company faces risks related to its insurance coverage and uninsurable risks; the Company is dependent on key inputs, suppliers and skilled labor; the Company must attract and maintain key personnel or our business will fail; the Company’s business is subject to the risks inherent in agricultural operations; the Company’s sales are difficult to forecast; the Company’s products may be subject to product recalls; the Company may face unfavorable publicity or consumer perception; the Company faces intense competition; the Company’s voting control is concentrated; the Company’s capital structure and voting control may cause unpredictability; and additional issuances of Super Voting Shares or Subordinate Voting Shares may result in dilution. Further information on these and other potential factors that could affect the Company’s business and financial condition and the results of operations are included in the “Risk Factors” section of the Company’s Registration Statement on Form 10 originally filed with the SEC on August 24, 2020 and subsequently amended, and elsewhere in the Company’s filings with the SEC, which are available on the SEC’s website or at https://investors.medmen.com/. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this document, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this document.

ii

PART I — FINANCIAL INFORMATION

MEDMEN ENTERPRISES INC.

MEDMEN ENTERPRISES INC.

Unaudited Interim Condensed Consolidated Balance Sheets

As of March 27, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

	March 27,	June 27,
	2021	2020
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$21,313,672	$9,418,501
Restricted Cash	730	1,029
Accounts Receivable and Prepaid Expenses	6,658,615	5,532,044
Inventory	17,047,620	18,976,978
Current Assets Held for Sale	64,216,871	37,900,006
Other Current Assets	8,177,203	9,105,457
Due from Related Party	-	3,109,717

Total Current Assets	117,414,711	84,043,732

Operating Lease Right-of-Use Assets	74,873,584	95,262,366
Property and Equipment, Net	134,176,989	163,623,095
Intangible Assets, Net	115,334,085	136,405,145
Goodwill	32,900,458	32,900,458
Non-Current Assets Held for Sale	-	46,228,551
Other Assets	12,630,961	15,800,257

TOTAL ASSETS	$487,330,788	$574,263,604

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Current Liabilities:
Accounts Payable and Accrued Liabilities	$58,087,253	$75,425,161
Income Taxes Payable	51,795,935	38,770,314
Other Current Liabilities	20,722,125	20,278,381
Current Portion of Operating Lease Liabilities	8,704,279	8,318,506
Current Portion of Finance Lease Liabilities	204,770	1,644,044
Current Portion of Notes Payable	97,169,640	16,188,668
Current Liabilities Held for Sale	44,523,220	24,033,005
Due to Related Party	1,476,921	4,556,814

Total Current Liabilities	282,684,143	189,214,893

Operating Lease Liabilities, Net of Current Portion	96,779,586	110,928,400
Finance Lease Liabilities, Net of Current Portion	28,440,822	58,569,498
Other Non-Current Liabilities	3,790,561	4,215,533
Non-Current Liabilities Held for Sale	-	28,502,256
Deferred Tax Liabilities	48,105,032	40,543,074
Senior Secured Convertible Credit Facility	157,065,410	166,368,463
Notes Payable, Net of Current Portion	92,845,744	152,809,937

TOTAL LIABILITIES	709,711,298	751,152,054

MEZZANINE EQUITY:
Super Voting Shares (no par value, unlimited shares authorized, nil and 815,295 shares issued and outstanding as of March 27, 2021 and June 27, 2020, respectively)	-	82,500

SHAREHOLDERS’ EQUITY:

Preferred Shares (no par value, unlimited shares authorized and no shares issued and outstanding)	-	-
Subordinate Voting Shares (no par value, unlimited shares authorized, 625,769,627 and 403,907,218 shares issued and outstanding as of March 27, 2021 and June 27, 2020, respectively)	-	-
Additional Paid-In Capital	892,713,747	791,172,613
Accumulated Deficit	(679,595,695)	(631,365,866)

Total Equity Attributable to Shareholders of MedMen Enterprises Inc.	213,118,052	159,889,247
Non-Controlling Interest	(435,498,562)	(336,777,697)

TOTAL MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY	(222,380,510)	(176,888,450)

TOTAL LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY	$487,330,788	574,263,604

The accompanying notes are an integral part of these unaudited interim Condensed Consolidated Financial Statements.

MEDMEN ENTERPRISES INC.

Unaudited Interim Condensed Consolidated Statements of Operations

Three and Nine Months Ended March 27, 2021 and March 28, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$32,028,679	$44,064,955	$96,390,475	$123,391,681
Cost of Goods Sold	18,707,174	30,429,063	50,666,827	78,575,746

Gross Profit	13,321,505	13,635,892	45,723,648	44,815,935

Expenses:
General and Administrative	28,939,691	42,957,935	89,686,896	150,774,000
Sales and Marketing	127,570	1,047,996	524,209	10,440,773
Depreciation and Amortization	7,950,490	7,476,622	24,837,550	22,351,909
Realized and Unrealized Loss on Changes in Fair Value of Contingent Consideration	-	962,791	390,727	8,462,116
Impairment Expense	1,573,563	-	2,363,272	-
Other Operating Expense (Income)	1,558,530	1,848,209	(24,818,043)	6,783,169

Total Expenses	40,149,844	54,293,553	92,984,611	198,811,967

Loss from Operations	(26,828,339)	(40,657,661)	(47,260,963)	(153,996,032)

Other Expense (Income):
Interest Expense	10,114,050	7,136,316	26,574,962	21,313,190
Interest Income	(41,915)	(126,089)	(582,980)	(760,809)
Amortization of Debt Discount and Loan Origination Fees	8,166,700	1,511,085	14,634,267	3,289,863
Change in Fair Value of Derivatives	(1,938,995)	(11,725)	(2,066,495)	(8,041,429)
Realized and Unrealized Gain on Investments	-	(86,124)	-	(16,600,604)
Loss on Extinguishment of Debt	6,420,526	11,570,696	17,493,887	43,800,931

Total Other Expense	22,720,366	19,994,159	56,053,641	43,001,142

Loss from Continuing Operations Before Provision for Income Taxes	(49,548,705)	(60,651,820)	(103,314,604)	(196,997,174)
Provision for Income Tax Benefit (Expense)	32,207,910	13,836,022	(2,101,121)	47,088,266

Net Loss from Continuing Operations	(17,340,795)	(46,815,798)	(105,415,725)	(149,908,908)
Net Income (Loss) from Discontinued Operations, Net of Taxes	7,609,983	(5,843,713)	(6,023,429)	(58,797,102)

Net Loss	(9,730,812)	(52,659,511)	(111,439,154)	(208,706,010)

Net Income (Loss) Attributable to Non-Controlling Interest	3,987,882	(27,687,295)	(26,105,114)	(118,260,518)

Net Loss Attributable to Shareholders of MedMen Enterprises Inc.	$(13,718,694)	$(24,972,216)	$(85,334,040)	$(90,445,492)

Income (Loss) Per Share - Basic and Diluted:
From Continuing Operations Attributable to Shareholders of MedMen Enterprises Inc.	$(0.04)	$(0.06)	$(0.18)	$(0.48)

From Discontinued Operations Attributable to Shareholders of MedMen Enterprises Inc.	$0.01	$(0.02)	$(0.01)	$(0.89)

Weighted-Average Shares Outstanding - Basic and Diluted	541,029,620	315,384,911	482,213,951	65,930,969

The accompanying notes are an integral part of these unaudited interim Condensed Consolidated Financial Statements.

MEDMEN ENTERPRISES INC.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

Nine Months Ended March 27, 2021 and March 28, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

	Mezzanine Equity						TOTAL EQUITY
	Units	$ Amount	Units	$ Amount			ATTRIBUTABLE
	Super	Super	Subordinate	Subordinate	Additional		TO	Non-	TOTAL
	Voting	Voting	Voting	Voting	Paid-In	Accumulated	SHAREHOLDERS	Controlling	SHAREHOLDERS’
	Shares	Shares	Shares	Shares	Capital	Deficit	OF MEDMEN	Interest	EQUITY

BALANCE AS OF JUNE 30, 2019	1,630,590	$164,999	173,010,922	$-	$613,356,006	$(370,382,824)	$243,138,181	$(31,867,405)	$211,270,776

Net Loss	-	-	-	-	-	(90,445,492)	(90,445,492)	(118,260,518)	(208,706,010)

Controlling Interest Equity Transactions:
At-the-Market Equity Financing Program, Net	-	-	9,789,300	-	12,399,249	-	12,399,249	-	12,399,249
Shares Issued for Cash	-	-	61,596,792	-	50,193,938	-	50,193,938	-	50,193,938
Shares Issued to Settle Debt and Accrued Interest	-	-	6,801,790	-	5,255,172	-	5,255,172	-	5,255,172
Shares Issued to Settle Accounts Payable and Liabilities	-	-	15,847,581	-	5,684,851	-	5,684,851	-	5,684,851
Shares Issued to Settle Contingent Consideration	-	-	13,737,444	-	11,559,875	-	11,559,875	-	11,559,875
Asset Acquisitions	-	-	7,373,034	-	4,904,381	-	4,904,381	-	4,904,381
Equity Component of Debt - New and Amended	-	-	-	-	23,093,250	-	23,093,250	-	23,093,250
Redemption of MedMen Corp Redeemable Shares	-	-	27,090,259	-	31,690,004	(27,862,104)	3,827,900	(3,827,900)	-
Shares Issued for Vested Restricted Stock Units	-	-	329,548	-	-	-	-	-	-
Shares Issued for Other Assets	-	-	13,479,589	-	7,862,916	-	7,862,916	-	7,862,916
Shares Issued for Acquisition Costs	-	-	269,817	-	429,314	-	429,314	-	429,314
Shares Issued for Business Acquisition	-	-	5,112,263	-	9,833,000	-	9,833,000	-	9,833,000
Stock Grants for Compensation	-	-	2,531,763	-	3,005,795	-	3,005,795	35,217	3,041,012
Share-Based Compensation	-	-	-	-	6,312,418	-	6,312,418	-	6,312,418
Deferred Tax Impact On Conversion Feature	-	-	-	-	-	(260)	(260)	-	(260)
Cancellation of Super Voting Shares	(815,295)	(82,500)	-	-	82,500	-	-	-	-

Non-Controlling Interest Equity Transactions:
Distributions	-	-	-	-	-	-	-	(310,633)	(310,633)
Equity Component of Debt - New and Amended	-	-	-	-	-	-	-	5,331,969	5,331,969
Share-Based Compensation	-	-	-	-	-	-	-	1,492,073	1,492,073

BALANCE AS OF MARCH 28, 2020	815,295	$82,500	336,970,102	$-	$785,662,669	$(488,690,680)	$297,054,488	$(147,407,197)	$149,647,291

BALANCE AS OF JUNE 28, 2020	815,295	$82,500	403,907,218	$-	$791,172,613	$(631,365,866)	$159,889,247	$(336,777,697)	$(176,888,450)

Net Loss	-	-	-	-	-	(85,334,040)	(85,334,040)	(26,105,114)	(111,439,154)

Controlling Interest Equity Transactions
Shares Issued for Cash	-	-	57,800,000	-	18,885,912	-	18,885,912	-	18,885,912
Fair Value of Warrants - Private Placement Cost	-	-	-	-	(7,228,135)	-	(7,228,135)	-	(7,228,135)
Shares Issued to Settle Accounts Payable and Liabilities	-	-	14,911,047	-	2,755,853	-	2,755,853	-	2,755,853
Equity Component of Debt - New and Amended	-	-	-	-	53,854,490	-	53,854,490	-	53,854,490
Redemption of MedMen Corp Redeemable Shares	-	-	133,969,228	-	31,992,438	43,468,394	75,460,832	(75,460,832)	-
Shares Issued for Vested Restricted Stock Units	-	-	7,173,256	-	437,386	-	437,386	-	437,386
Warrants Issued Pursuant to Debt Agreements	-	-	-	-	7,834,885	-	7,834,885	-	7,834,885
Stock Grants for Compensation	-	-	3,703,730	-	693,659	-	693,659	-	693,659
Deemed Dividend - Down Round Feature of Warrants	-	-	-	-	6,364,183	(6,364,183)	-	-	-
Deferred Tax Impact On Conversion Feature	-	-	-	-	(19,175,962)	-	(19,175,962)	(1,210,052)	(20,386,014)
Share-Based Compensation	-	-	-	-	3,033,421	-	3,033,421	-	3,033,421
Cancellation of Super Voting Shares	(815,295)	(82,500)	-	-	82,500	-	-	-	-
Debt Amendment Fees Settled in Equity	-	-	4,305,148	-	2,010,504	-	2,010,504	-	2,010,504

Non-Controlling Interest Equity Transactions:
Equity Component on Debt and Debt Modification	-	-	-	-	-	-	-	4,055,133	4,055,133

BALANCE AS OF MARCH 27, 2021	-	$-	625,769,627	$-	$892,713,747	$(679,595,695)	$213,118,052	$(435,498,562)	$(222,380,510)

The accompanying notes are an integral part of these unaudited interim Condensed Consolidated Financial Statements.

MEDMEN ENTERPRISES INC.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Nine Months Ended March 27, 2021 and March 28, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

	Nine Months Ended
	March 27,	March 28,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss from Continuing Operations	$(105,415,725)	$(149,908,908)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Deferred Tax (Recovery) Expense	(10,862,478)	(62,961,468)
Depreciation and Amortization	25,221,168	24,438,013
Non-Cash Operating Lease Costs	20,935,916	19,076,003
Accretion of Debt Discount and Loan Origination Fees	14,634,266	3,289,863
Loss on Disposal of Asset	669,601	-
Gain on Lease Modifications	(17,748,458)	-
Accretion of Deferred Gain on Sale of Property	(424,972)	(424,970)
Impairment of Assets	2,363,272	-
Realized and Unrealized Gain on Investments, Assets Held for Sale and Other Assets	(10,709,999)	(16,600,604)
Change in Fair Value of Contingent Consideration	390,727	8,462,116
Change in Fair Value of Derivative Liabilities	(2,066,495)	(8,041,429)
Loss on Extinguishment of Debt and Settlement of Accounts Payables and Accrued Liabilities	17,493,994	43,800,931
Share-Based Compensation	4,164,466	10,845,503
Interest Capitalized on Finance Lease Liabilities	707,965	-
Shares Issued for Acquisition Costs	-	429,314
Changes in Operating Assets and Liabilities:
Accounts Receivable and Income Taxes Receivable	(1,126,571)	(1,385,228)
Prepaid Rent - Related Party	-	2,712,237
Prepaid Expenses	(171)	8,141,338
Inventory	1,929,358	5,002,584
Other Current Assets	1,926,650	6,095,806
Due from Related Party	3,109,717	782,866
Other Assets	2,769,296	(13,346,695)
Accounts Payable and Accrued Liabilities	(2,090,168)	29,602,480
Income Taxes Payable	12,857,702	14,375,083
Other Current Liabilities	28,426,057	9,102,790
Interest Payments on Finance Leases	(4,061,842)	(4,617,716)
Cash Payments - Operating Lease Liabilities	(15,611,252)	(16,892,734)
Due to Related Party	(3,079,893)	(717,847)
Other Non-Current Liabilities	-	787,492

NET CASH USED IN CONTINUED OPERATING ACTIVITIES	(35,597,869)	(87,953,180)

Net Cash Used in Discontinued Operating Activities	(8,068,255)	(4,746,067)

NET CASH USED IN OPERATING ACTIVITIES	(43,666,124)	(92,699,247)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(3,451,958)	(44,829,009)
Additions to Intangible Assets	(622,329)	(2,686,488)
Proceeds from the Sale of Investments	-	12,500,000
Proceeds from Sale of Assets Held for Sale and Other Assets	19,002,185	21,947,797
Proceeds from Sale of Property	-	9,300,000
Acquisition of Businesses, Net of Cash Acquired	-	(1,000,000)
Restricted Cash	299	39,324

NET CASH PROVIDED BY (USED IN) CONTINUED INVESTING ACTIVITIES	14,928,198	(4,728,376)

Net Cash Used in Discontinued Investing Activities	-	(8,540,311)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	14,928,198	(13,268,687)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Subordinate Voting Shares for Cash	18,885,912	62,593,187
Payment of Loan Amendment Fee	-	(500,000)
Proceeds from Issuance of Senior Secured Convertible Credit Facility	14,577,000	47,500,000
Proceeds from Issuance of Notes Payable	15,830,279	13,850,000
Principal Repayments of Senior Secured Convertible Credit Facility	(8,000,000)	-
Principal Repayments of Notes Payable	(660,094)	(14,922,455)
Principal Repayments of Finance Lease Liability	-	(807,432)
Debt and Equity Issuance Costs	-	(1,859,784)
Distributions - Non-Controlling Interest	-	(310,633)

NET CASH PROVIDED BY FINANCING ACTIVITIES	40,633,097	105,542,883

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,895,171	(425,051)
Cash and Cash Equivalents, Beginning of Period	9,418,501	32,172,302

CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,313,672	$31,747,251

The accompanying notes are an integral part of these unaudited interim Condensed Consolidated Financial Statements.

MEDMEN ENTERPRISES INC.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Nine Months Ended March 27, 2021 and March 28, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

	Nine Months Ended
	March 27,	March 28,
	2021	2020

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION
Cash Paid for Interest	$7,398,733	$19,400,295

Non-Cash Investing and Financing Activities:
Net Assets Transferred to Held for Sale	$6,614,987	$11,823,655
Adoption of ASC 842 - Leases	$-	$144,602,158
Receivable Recorded on Asset Held for Sale	$1,748,396	$-
Relief of Accounts Payable for return of Property and equipment	$6,172,096	$-
Fair Value of Warrants - Private Placement Cost	$7,228,135	$-
Lease Termination and Amendments	$37,250,808	$-
Recognition of Right-of-Use Assets for Finance Leases	$-	$45,614,041
Paid-in-Kind Interest Capitalized to Debt	$32,332,500	$-
Settlement of Contingent Consideration with Shares	$-	$11,559,875
Increase in Fair Value of Contingent Consideration Related to Asset Acquisition	$-	$9,374,487
Issuance of Subordinate Voting Shares for Intangible Assets and Other Assets	$-	$12,767,297
Redemption of MedMen Corp Redeemable Shares	$75,460,832	$3,827,900
Equity Component of Debt Modification - Non-Controlling Interest	$-	$5,331,969
Release of Investments for Liabilities	$750,000	$-
Shares Issued to Settle Debt and Accrued Interest	$7,228,135	$5,684,851
Shares Issued to Settle Accounts Payable and Liabilities	$2,755,853	$4,849,310
Equity Component of Debt - New and Amended	$5,583,407	$23,781,053
Accrued Interest Added to Senior Secured Convertible Debt	$-	$10,247,255
Deferred Tax Impact on Conversion Feature	$20,386,014	$260

The accompanying notes are an integral part of these unaudited interim Condensed Consolidated Financial Statements.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Nine Months Ended March 27, 2021 and March 28, 2020

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

Three and Nine Months Ended March 27, 2021 and March 28, 2020

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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of March 27, 2021 and June 27, 2020, the consolidated results of operations for the three and nine months ended March 27, 2021 and March 28, 2020, and the consolidated statements of cash flows for the nine months ended March 27, 2021 and March 28, 2020 have been included.

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

Three and Nine Months Ended March 27, 2021 and March 28, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern

As reflected in the unaudited interim Condensed Consolidated Financial Statements, the Company had an accumulated deficit and a negative net working capital (current liabilities greater than current assets) as of March 27, 2021, as well as a net loss and negative cash flow from operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance of these unaudited interim Condensed Consolidated Financial Statements.

Management believes that substantial doubt of our ability to meet our obligations for the next twelve months from the date these financial statements were first made available has been alleviated due to, but not limited to, (i) capital raised between May 2021 and May 2022, (ii) restructuring plans that have already been put in place to reduce corporate-level expenses, (iii) debt amendments that have been agreed to with lenders and landlords to defer cash interest and rent payments, (iv) rationalization of capital expenditures to correlate to our new store opening strategy, (v) plans to divest non-core assets to raise non-dilutive capital and (vi) enhancements to its digital offering, including direct-to-consumer delivery and curbside pick-up in light of COVID-19.

However, management cannot provide any assurances that we will be successful in accomplishing any of our plans. Management also cannot provide any assurance as to unforeseen circumstances that could occur at any time within the next twelve months or thereafter which could increase our need to raise additional capital on an immediate basis.

The Company will continually monitor its capital requirements based on its capital and operational needs and the economic environment and may raise new capital as necessary. The Company’s ability to continue as a going concern will depend on its ability to raise additional equity or debt in the private or public markets, reducing operating expenses, divesting of certain non-core assets, and achieving cash flow profitability. While the Company has been successful in raising equity and debt to date, there can be no assurances that the Company will be successful in completing a financing in the future. If the Company is unable to raise additional capital whenever necessary, it may be forced to divest additional assets to raise capital and/or pay down its debt, amend its debt agreements, which could potentially have a dilutive effect on the Company’s shareholders, further reduce operating expenses and temporarily pause the opening of new store locations. Furthermore, COVID-19 and the impact the global pandemic has had and will continue to have on the broader retail environment could also have a significant impact on the Company’s financial operations.

COVID-19

The COVID-19 pandemic promoted various recommendations and safety measures from governmental authorities to try and limit the pandemic. The response of governmental authorities is having a significant impact on the private sector and individuals, including unprecedented business, employment and economic disruptions. During the current reporting period, aspects of the Company’s business continue to be affected by the COVID-19 pandemic, with the Company’s offices and retail stores operating within local rules and regulations. While the ultimate severity of the outbreak and its impact on the economic environment is uncertain, the Company is monitoring this closely. In the event that the Company were to experience widespread transmission of the virus at one or more of the Company’s store or other facilities, the Company could suffer reputational harm or other potential liability. Further, the Company’s business operations may be materially and adversely affected if a significant number of the Company’s employees are impacted by the virus.

Emerging Growth Company

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act under which emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies.

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

Three and Nine Months Ended March 27, 2021 and March 28, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Accounting Policies

The significant accounting policies and critical estimates applied by the Company in these unaudited interim Condensed Consolidated Financial Statements are the same as those applied in the Company’s audited Consolidated Financial Statements and accompanying notes included in Item 13 of the registration statement on Form 10 for the fiscal year ended June 27, 2020, unless otherwise disclosed in these accompanying notes to the unaudited interim Condensed Consolidated Financial Statements for the nine months ended March 27, 2021.

Restricted Cash

Restricted cash balances are those which meet the definition of cash and cash equivalents but are not available for use by the Company. As of March 27, 2021 and June 27, 2020, restricted cash was $730 and $1,029, respectively, which is used to pay for lease costs and costs incurred related to building construction in Reno, Nevada. This account is managed by a contractor and the Company is required to maintain a certain minimum balance.

Down-Round Features

The Company calculates down-round features under Accounting Standards Update (“ASU”) No. 2017-11 (“ASU 2017-11”), “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features”, in which down round features do not meet the criteria for derivative accounting and no liability is to be recorded until an actual issuance of securities triggers the down-round feature.

Allocation of Interest to Discontinued Operations

Under ASC 205-20 “Discontinued Operations”, interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of a disposal transaction is allocated to discontinued operations. The amount of interest expense reclassified to discontinued operations is directly related to the amount of debt that will be repaid with funds received from the sale of discontinued operations. See “Note 24 – Discontinued Operations” for further information. The Company elected not to reclassify other interest expenses which are not directly attributable to discontinued operations as permitted under ASC 205-20.

Loss per Share

The Company calculates basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is determined by adjusting profit or loss attributable to common shareholders and the weighted-average number of common shares outstanding, for the effects of all dilutive potential common shares, which comprise convertible debentures, DSU, restricted stock grants, warrants and stock options issued.

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

Three and Nine Months Ended March 27, 2021 and March 28, 2020

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

Recently Issued Accounting Standards

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes (Topic 740)”, which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods therein. The Company is evaluating the adoption date and impact, if any, adoption will have on its financial position and results of operations.

In January 2020, the FASB issued ASU 2020-01, “Investments – Equity Securities (Topic 321)”, “Investments – Equity Method and Joint Ventures (Topic 323)”, and “Derivatives and Hedging (Topic 815)”, which is intended to clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. ASU 2020-01 is effective for the Company for fiscal years beginning after December 15, 2020, and interim periods therein. Early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods therein. The Company is currently evaluating the effect of adopting this ASU on the Company’s financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20)” and “Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible instruments and contracts in an Entity’s Own Equity”, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 is effective for the Company for fiscal years beginning after December 15, 2021, and interim periods therein. Early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods therein. Adoption is applied on a modified or full retrospective transition approach. The Company is currently evaluating the adoption date and impact, if any, adoption will have on its financial position and results of operations.

3.	INVENTORIES

As of March 27, 2021 and June 27, 2020, inventory consists of the following:

	March 27,	June 27,
	2021	2020

Raw Materials	$965,641	$1,790,050
Work-in-Process	4,760,097	6,229,152
Finished Goods	11,321,882	10,957,776

Total Inventory	$17,047,620	$18,976,978

During the three months ended March 27, 2021, the Company recognized an impairment of approximately $1,714,000 to write down inventory to its net realizable value.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Nine Months Ended March 27, 2021 and March 28, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

4.	OTHER CURRENT ASSETS

As of March 27, 2021 and June 27, 2020, other current assets consist of the following:

	March 27,	June 27,
	2021	2020

Investments	$3,036,791	$3,786,791
Excise Tax Receivable	-	5,254,595
Note Receivable (1)	1,670,038	-
Other Current Assets	3,470,374	64,071

Total Other Current Assets	$8,177,203	$9,105,457

(1)	See “Note 5 – Assets Held for Sale” for further information.

As of March 27, 2021 and June 27, 2020, investments included in other current assets consist of the following:

	The Hacienda Company, LLC	Old Pal	Other Investments	TOTAL

Fair Value as of June 27, 2020	$750,000	$1,970,000	$1,066,791	$3,786,791

Settlement of Liabilities	(750,000)	-	-	(750,000)

Fair Value as of March 27, 2021	$-	$1,970,000	$1,066,791	$3,036,791

In August 2020, the Company entered into an agreement to exchange all of its investment in The Hacienda Company, LLC to settle outstanding balances totaling approximately $750,000. As of March 27, 2021, the Company’s investment balance in The Hacienda Company, LLC was nil.

The Company determined that the fair value of its investment in Old Pal LLC was $1,970,000 as of March 27, 2021. The fair value of investments included in other current assets is considered a Level 3 categorization in the fair value hierarchy. Investments are measured at fair value using a market approach that is based on unobservable inputs.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Nine Months Ended March 27, 2021 and March 28, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

5.	ASSETS HELD FOR SALE

A reconciliation of the beginning and ending balances of assets held for sale for the nine months ended March 27, 2021 is as follows:

	PharmaCann Assets (1)	Available for Sale Subsidiaries (2)	Discontinued Operations (3)	TOTAL

Balance at Beginning of Period	$212,400	$12,066,428	$71,849,729	$84,128,557

Transferred In	-	6,614,986	-	6,614,987
Gain on the Sale of Assets Held for Sale	-	10,709,999	-	10,709,999
Proceeds from Sale	-	(24,750,298)	-	(24,750,298)
Ongoing Activity from Discontinued Operations	-	(4,641,116)	(7,845,258)	(12,486,373)

Balance at End of Period	$212,400	$-	$64,004,471	$64,216,871

(1)	During the year ended June 27, 2020, PharmaCann LLC, (“PharmaCann”) transferred 100% of the membership interests for MME Evanston Retail, LLC (“Evanston”), PharmaCann Virginia, LLC (“Staunton”), and PC 16280 East Twombly LLC (“Hillcrest”). As of March 27, 2021, the Company has 100% of membership interests in Staunton which holds land and a license for a vertically-integrated facility in Staunton, Virginia. The Staunton land and license were classified as assets held for sale in accordance with ASC 360, “Long-Lived Assets Classified as Held for Sale” (“ASC 360”) and are measured at the lower of its carrying amount or fair value less costs to sell (“FVLCTS”) which was determined as $212,400 and $0, respectively, as of March 27, 2021.

(2)	Long-lived assets classified as held for sale that do not qualify as discontinued operation and classified as held for sale. Significant classes of assets and liabilities are presented in the notes to the unaudited interim Condensed Consolidated Financial Statements in accordance with ASC 360-10, “Impairment and Disposal of Long-Lived Assets” (“ASC 360-10”).

(3)	See “Note 24 - Discontinued Operations” for further information.

During the nine months ended March 27, 2021, the Company agreed to transfer all outstanding membership interests in MME Evanston Retail, LLC (“Evanston”), for a dispensary operation located in Evanston, Illinois, to an unaffiliated third party (“Purchaser”). The Company received an aggregate consideration of $20,000,000, of which, $10,000,000 cash was received at closing on July 1, 2020 (“Closing Date”), an additional $8,000,000 cash was received on November 17, 2020 and an additional $2,000,000 in the form of a secured promissory note payable three months following the Closing Date in exchange for all of the Company’s membership interests in Evanston. As of March 12, 2021 (“Amendment Date”), the secured promissory note was amended to waive any default arising from non-payment of principal and interest prior to the Amendment Date if Purchaser pays principal of $1,000,000 and all accrued interest of 2% per annum through the Amendment Date. Interest will accrue at 9% per annum following the Amendment Date. As of March 27, 2021, the Company received cash payment in accordance with the amended secured promissory noted. On August 10, 2020 (“Effective Date”), all operational control and risk of loss was transferred to the Purchaser and the Company had no further obligation to fund operations of Evanston through a Consulting Agreement. Management performed an assessment and determined that the Company no longer has a controlling financial interest as of the Effective Date. The transfer of the cannabis license is pending regulatory approval as of the issuance of these unaudited interim Condensed Consolidated Financial Statements and the Company will take all commercially reasonable steps to maintain all permits for Evanston to operate its business. The Company recognized a gain upon sale of membership interests of $12,415,479 for the difference between the aggregate consideration and the book value of the assets as of the disposition date, less direct costs to sell, which is recognized on the unaudited interim Condensed Consolidated Statements of Operations during the nine months ended March 27, 2021.

During the nine months ended March 27, 2021, the Company decided to divest two cannabis licenses and entered into separate agreements to sell 100% of its membership interests in these two locations, located in California. On June 26, 2020, the Company entered into a non-binding term sheet for the retail location located in Seaside, California for an aggregate sales price of $1,500,000 wherein $750,000 is to be paid upon the date of close in addition to $750,000 paid in equal monthly installments over twelve months through a promissory note. The transaction closed in October 2020 and the Company transferred all outstanding membership interests in PHSL, LLC. Upon deconsolidation, the Company will not have any continuing involvement with the former subsidiary. The Company recognized a loss upon sale of membership interests of $332,747 for the difference between the aggregate consideration and the book value of the assets as of the disposition date, less direct costs to sell, which is recognized on the unaudited interim Condensed Consolidated Statements of Operations during the nine months ended March 27, 2021.

In December 2020, the Company entered into a purchase agreement for the sale of its membership interests in a retail operation located in Grover Beach, California. The Company received an aggregate consideration of $3,750,000 in which $3,500,000 cash was received thirty days following the closing on March 5, 2021, an additional equity consideration equal to $250,000 was recognized as a gain upon sale of membership interests for a total gain of $255,391 for the difference between the aggregate consideration and the book value of the assets as of the disposition date, less direct costs to sell, which is recognized on the unaudited interim Condensed Consolidated Statements of Operations during the three and nine months ended March 27, 2021.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Nine Months Ended March 27, 2021 and March 28, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

6.	PROPERTY AND EQUIPMENT

As of March 27, 2021 and June 27, 2020, property and equipment consists of the following:

	March 27,	June 27,
	2021	2020

Land and Buildings	$37,421,326	$37,400,378
Finance Lease Right-of-Use Assets	9,124,138	26,074,429
Furniture and Fixtures	12,428,701	12,393,369
Leasehold Improvements	59,551,369	56,026,595
Equipment and Software	25,823,935	25,379,767
Construction in Progress	28,866,937	36,833,422

Total Property and Equipment	173,216,406	194,107,960

Less Accumulated Depreciation	(39,039,417)	(30,484,865)

Property and Equipment, Net	$134,176,989	$163,623,095

Depreciation expense related to continuing operations of $3,540,369 and $12,116,847 was recorded for the three and nine months ended March 27, 2021, respectively, of which $42,452 and $383,618, respectively, is included in cost of goods sold. Depreciation expense related to continuing operations of $3,680,139 and $13,331,921 was recorded for the three and nine months ended March 28, 2020, respectively, of which $536,729 and $1,640,176, respectively, is included in cost of goods sold. The amount of depreciation recognized for the right of use assets for capital leases during the three and nine months ended March 27, 2021 was $438,557 and $835,497, respectively, see “Note 11 – Leases” for further information.

During the three and nine months ended March 28, 2020, borrowing costs totaling $2,106,988 and $4,415,716, respectively, were capitalized using an average capitalization rate of 13.7% and 15.1%, respectively. Borrowing costs were not capitalized as there were no active construction projects in progress during the three and nine months ended March 27, 2021.

In addition, during the three and nine months ended March 27, 2021, total labor related costs of $52,351 and $559,515, respectively, were capitalized to Construction in Progress, of which $6,992 and $155,378, respectively, was share-based compensation. In addition, during the three and nine months ended March 28, 2020, total labor related costs of $137,558 and $913,627, respectively, were capitalized to Construction in Progress, of which $19,475 and $192,130, respectively, was share-based compensation.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Nine Months Ended March 27, 2021 and March 28, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

7.	INTANGIBLE ASSETS

As of March 27, 2021 and June 27, 2020, intangible assets consist of the following:

	March 27,	June 27,
	2021	2020

Dispensary Licenses	$118,881,616	$125,565,281
Customer Relationships	15,927,600	15,927,600
Management Agreement	7,594,937	7,594,937
Capitalized Software	9,343,352	9,255,026
Intellectual Property	6,276,955	8,520,121

Total Intangible Assets	158,024,460	166,862,965

Dispensary Licenses	(20,685,860)	(15,860,670)
Customer Relationships	(14,210,226)	(6,261,515)
Management Agreement	(715,761)	(565,972)
Capitalized Software	(4,071,756)	(2,273,432)
Intellectual Property	(3,006,772)	(5,496,231)

Less Accumulated Amortization	(42,690,375)	(30,457,820)

Intangible Assets, Net	$115,334,085	$136,405,145

The Company recorded amortization expense related to continuing operations of $4,452,573 and $13,104,322 for the three and nine months ended March 27, 2021, respectively. The Company recorded amortization expense related to continuing operations of $4,333,212 and $10,660,164 for the three and nine months ended March 28, 2020, respectively. During the three months ended March 27, 2021, the Company recorded impairment on an intellectual property asset in the amount of $1,573,563. During the three and nine months ended March 27, 2021, $24,832 and $62,951, respectively, of share-based compensation was capitalized to capitalized software. During the three and nine months ended March 28, 2020, $41,293 and $313,535, respectively, of share-based compensation was capitalized to capitalized software.

8.	OTHER ASSETS

As of March 27, 2021 and June 27, 2020, other assets consist of the following:

	March 27,	June 27,
	2021	2020

Long-Term Security Deposits for Leases	$4,817,042	$8,177,871
Loans and Other Long-Term Deposits	7,808,326	7,568,738
Other Assets	5,593	53,648

Total Other Assets	$12,630,961	$15,800,257

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Nine Months Ended March 27, 2021 and March 28, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of March 27, 2021 and June 27, 2020, accounts payable and accrued liabilities consist of the following:

	March 27,	June 27,
	2021	2020

Accounts Payable	$32,203,779	$54,916,904
Accrued Liabilities	14,889,269	10,404,629
Other Accrued Liabilities	10,994,206	10,103,628

Total Accounts Payable and Accrued Liabilities	$58,087,254	$75,425,161

10.	OTHER CURRENT LIABILITIES

As of March 27, 2021 and June 27, 2020, other current liabilities consist of the following:

	March 27,	June 27,
	2021	2020

Accrued Interest Payable	$790,906	$9,051,650
Contingent Consideration	87,893	8,951,801
Derivatives	5,707,715	546,076
Other Current Liabilities	14,135,611	1,728,854

Total Other Current Liabilities	$20,722,125	$20,278,381

Contingent Consideration

Contingent consideration recorded relates to a business acquisition during the year ended June 27, 2020. The contingent consideration related to the acquisition of One Love Beach Club is based upon fair value of the additional shares required to be paid upon the expiration of the lock-up and is based upon the fair market value of the Company’s trading stock and is considered a Level 1 categorization in the fair value hierarchy. Contingent consideration classified as a liability and measured at fair value in accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”). The contingent consideration is remeasured at fair value at each reporting period with changes recorded in profit and loss in the unaudited interim Condensed Consolidated Statements of Operations. During the nine months ended March 27, 2021, the lock-up period expired and the contingent consideration was reclassified as other current liabilities on the unaudited interim Condensed Consolidated Balance Sheets as of March 27, 2021.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Nine Months Ended March 27, 2021 and March 28, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

10.	OTHER CURRENT LIABILITIES (Continued)

Derivative Liabilities

During the three months ended March 27, 2021, the Company issued the 50,000,000 warrants related to a private placement. The exercise price of the warrants is denominated in Canadian dollars. See “Note 14 - Shareholders’ Equity – Private Placement” for further information. Upon the analysis of the warrants issued under ASC 815, “Derivatives and Hedging” (“ASC 815”), the Company determined that the warrants are to be accounted as derivative liabilities.

The following are the warrants issued related to the financing transactions that were accounted for as derivative liabilities:

	Number of Warrants

September Bought Deal Equity Financing	7,840,909
December Bought Deal Equity Financing	13,640,000
March 2021 Private Placement	50,000,000	(1) (2)

	71,480,909

(1)	During the three months ended March 27, 2021, the Company issued 50,000,000 warrants for Subordinate Voting Shares with an exercise price of C$0.50 per warrant and an expiration date of March 27, 2024. The exercise price of the warrants was denominated in a price other than the Company’s functional currency. In accordance with ASC 815, a share warrant denominated in a price other than the functional currency of the Company fails to meet the definition of equity. Accordingly, such a contract or instrument would be accounted for as derivative liabilities and measured at fair value with changes in fair value recognized in the unaudited interim Condensed Consolidated Statements of Operations at each period-end.

(2)	See “Note 14 - Shareholders’ Equity – Private Placement” for further information.

A reconciliation of the beginning and ending balance of derivative liabilities and change in fair value of derivative liabilities for the nine months ended March 27, 2021 is as follows:

March 27,
2021

Balance at Beginning of Period	$546,076

Initial Recognition of Derivative Liabilities	7,228,134
Change in Fair Value of Derivative Liabilities	(2,066,495)

Balance at End of Period	$5,707,715

The fair value of the September and December bought deal warrants was measured based on Level 1 inputs on the fair value hierarchy since there are quoted prices in active markets for these warrants. The Company used the closing price of the publicly-traded warrants to estimate fair value of the derivative liability as of March 27, 2021 for those warrants. The fair value of the March 2021 private placement warrants was measured based on Level 3 inputs on the fair value hierarchy using the Black-Scholes Option pricing model using the following variables:

Expected Stock Price Volatility	90.01%
Risk-Free Annual Interest Rate	0.06%
Expected Life	1.00
Share Price	0.33
Exercise Price	0.40

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Nine Months Ended March 27, 2021 and March 28, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

11.	LEASES

In accordance with ASU 2016-02 “Leases”, the Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and accrued obligations under operating lease (current and non-current) liabilities in the unaudited interim Condensed Consolidated Balance Sheets. Finance lease ROU assets are included in property and equipment, net and accrued obligations under finance lease (current and noncurrent) liabilities in the unaudited interim Condensed Consolidated Balance Sheets.

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

The below are the details of the lease cost and other disclosures regarding the Company’s leases for the three and nine months ended March 27, 2021 and March 28, 2020:

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2021	2020	2021	2020

Finance Lease Cost:
Amortization of Finance Lease Right-of-Use Assets	$438,557	$586,376	$835,497	$3,203,300
Interest on Lease Liabilities	2,077,724	1,635,017	4,061,842	4,617,716
Operating Lease Cost	7,512,753	6,377,596	20,935,916	19,076,003

Total Lease Expenses	$10,029,034	$8,598,989	$25,833,255	$26,897,019

	2021	2020	2021	2020

Gain on Sale and Leaseback Transactions, Net	$-	$-	$-	$(704,207)
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Financing Cash Flows from Finance Leases	$-	$509,844	$-	$807,432
Operating Cash Flows from Operating Leases	$1,712,630	$1,625,567	$15,611,252	$16,892,734
Non-Cash Additions to Right-of-Use Assets and Lease Liabilities:
Recognition of Right-of-Use Assets for Finance Leases	$-	$-	$-	$45,614,041
Recognition of Right-of-Use Assets for Operating Leases	$-	$8,131,728	$-	$144,602,158

The weighted-average remaining lease term and discount rate related to the Company’s finance lease liabilities as of March 27, 2021 were 48 years and 17.77%, respectively. The weighted-average remaining lease term and discount rate related to the Company’s operating lease liabilities as of March 27, 2021 were 5 years and 10.25%, respectively. The Company’s lease discount rates are generally based on estimates of its incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined.

Future lease payments under non-cancellable operating leases and finance leases as of March 27, 2021 are as follows:

Fiscal Year Ending	Operating Leases	Finance Leases

June 26, 2021	$5,504,585	$1,302,684
June 25, 2022	22,989,719	5,324,591
June 24, 2023	23,241,907	5,484,327
June 29, 2024	27,249,872	9,860,306
June 28, 2025	21,096,035	6,522,077
Thereafter	102,173,727	1,076,074,995

Total Lease Payments	202,255,845	1,104,568,980
Less Interest	(96,771,980)	(1,075,923,388)
Present Value of Lease Liability	$105,483,865	$28,645,592

Finance leases noted above contain required security deposits, refer to “Note 8 – Other Assets”.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Nine Months Ended March 27, 2021 and March 28, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

11.	LEASES (Continued)

Lease Deferral Arrangements

During the nine months ended March 27, 2021, the Company modified its existing lease arrangements with the Treehouse Real Estate Investment Trust (the “REIT”) in which the REIT agreed to defer a portion of total current monthly base rent on certain cultivation facilities and ground leases for the 36-month period between July 1, 2020 and July 1, 2023 for a total of fourteen properties. Amendments for eight of the properties were accounted for as lease modifications in accordance with ASC 842, “Leases” (“ASC 842”), whereas nine leases related to failed leaseback transactions in which the related finance obligation was modified and accounted for in accordance with ASC 470, “Debt” (“ASC 470”), see “Note 12 – Notes Payable”, for further discussion. The total amount of all deferred rent accrues interest at 8.6% per annum during the deferral period. As consideration for the rent deferral, the Company issued 3,500,000 warrants to the REIT, each exercisable at $0.34 per share for a period of five years. Upon the analysis of the warrants issued under ASC 815, the Company determined that the warrants are accounted for as a direct cost in relation to the lease and to be measured at fair value and accounted for as an equity instrument. As a result of the modification to the leases discussed above, a gain on lease modification was recognized in the amount of $16,274,615 and is included in other operating expense (income) in the accompanying unaudited interim Condensed Consolidated Statements of Operations during the nine months ended March 27, 2021.

12.	NOTES PAYABLE

As of March 27, 2021 and June 27, 2020, notes payable consist of the following:

	March 27,	June 27,
	2021	2020

Financing liability incurred on various dates between January 2019 through September 2019 with implied interest rates ranging from 0.7% to 17.0% per annum.	$83,400,000	$83,576,661
Non-revolving, senior secured term notes dated between October 1, 2018 and October 30, 2020, issued to accredited investors, which mature on January 31, 2022, and bear interest at a rate of 15.5% and 18.0% per annum.	104,436,180	77,675,000
Convertible debentures dated between September 16, 2020 and December 17, 2020, issued to accredited investors and qualified institutional buyers, which mature two years from issuance, and bear interest at a rate of 7.5% per annum.	5,000,000	-
Promissory notes dated between January 15, 2019 through March 29, 2019, issued for deferred payments on acquisitions, which mature on varying dates from July 31, 2021 to April 1, 2022 and bear interest at rates ranging from 8.0% to 9.0% per annum.	3,762,500	16,173,250
Promissory notes dated November 7, 2018, issued to Lessor for tenant improvements as part of sales and leaseback transactions, which mature on November 7, 2028, bear interest at a rate of 10.0% per annum and require minimum monthly payments of $15,660 and $18,471.	2,233,720	2,339,564
Other	15,418	15,418

Total Notes Payable	198,847,818	179,779,893
Less Unamortized Debt Issuance Costs and Loan Origination Fees	(8,832,434)	(10,781,288)

Net Amount	$190,015,384	$168,998,605
Less Current Portion of Notes Payable	(97,169,640)	(16,188,668)

Notes Payable, Net of Current Portion	$92,845,744	$152,809,937

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Nine Months Ended March 27, 2021 and March 28, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

12.	NOTES PAYABLE (Continued)

A reconciliation of the beginning and ending balances of notes payable for the nine months ended March 27, 2021 is as follows:

Balance at Beginning of Period	$168,998,605

Cash Additions	15,830,279
Non-Cash Addition - Debt Modification	877,439
Debt Discount Recognized on Modification	(977,370)
Extinguishment of Debt	(12,173,250)
Paid-In-Kind Interest Capitalized	15,178,462
Cash Payments	(660,094)
Equity Component of Debt- New and Amended	(5,583,407)
Cash Paid for Debt Issuance Costs	99,931
Accretion of Debt Discount included in Discontinued Operations	5,834,043
Accretion of Debt Discount	2,590,746

Balance at End of Period	$190,015,384

Less Current Portion of Notes Payable	(97,169,640)

Notes Payable, Net of Current Portion	$92,845,744

Amendments to Senior Secured Term Loan Facility

On July 2, 2020, the Company completed the amendment of its existing term loan facility (the “Facility”) in the principal amount of $77,675,000 with funds managed by Hankey Capital and with an affiliate of Stable Road Capital (the “Lenders”) wherein the entirety of the interest at a rate of 15.5% per annum shall accrue monthly to the outstanding principal as payment-in-kind effective March 1, 2020 through July 2, 2021. Thereafter until maturity on January 31, 2022, one-half of the interest (7.75% per annum) shall be payable monthly in cash and one-half of the interest (7.75% per annum) shall be paid-in-kind. In addition, the Company may request an increase to the Facility through December 31, 2020 to be funded through incremental term loans. Certain reporting and financial covenants were added, and the minimum liquidity covenant was waived until September 30, 2020 wherein the amount of required cash balance thereafter was amended. The amendment to the Facility was not deemed to be a substantial modification under ASC 470-50, “Modifications and Extinguishments” (“ASC 470-50”).

The Company incurred an amendment fee of $834,000 that was added to the outstanding principal balance. As consideration for the amendment to the Facility, the Company issued approximately 20,227,863 warrants exercisable at $0.34 per share until July 2, 2025. The Company also cancelled 20,227,863 existing warrants held by the lenders exercisable at $0.60 per share until December 31, 2022. The warrants may be exercised at the election of their holders on a cashless basis. The warrants issued in connection with the term loan facility met the scope exception under ASC 815 and are classified as equity instruments. The change in fair value of the warrants was recorded as a debt discount in connection with the Facility. As a result of the modification, the Company recorded an additional debt discount of $906,436 related to the change in terms of the warrants. See “Note 15 – Share-Based Compensation” for further information regarding the valuation method and assumptions used in determining the fair value of these equity instruments.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Nine Months Ended March 27, 2021 and March 28, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

12.	NOTES PAYABLE (Continued)

On September 16, 2020, the Company entered into further amendments wherein the amount of funds available under the Facility was increased by $12,000,000, of which $5,700,000 was fully committed by the lenders through October 31, 2020. The additional amounts are funded through incremental term loans at an interest rate of 18.0% per annum wherein 12.0% shall be paid in cash monthly in arrears and 6.0% shall accrue monthly as payment-in-kind. In connection with each incremental draw under the amended Facility, the Company shall issue warrants equal to 200% of the incremental term loan amount, divided by the greater of (a) $0.20 per share and (b) 115% multiplied by the volume-weighted average trading price (“VWAP”) of the shares for the five consecutive trading days ending on the trading day immediately prior to the applicable funding date of the second tranche, which shall be the exercise price of the issued warrant. Such warrants are subject to a down round feature wherein the exercise price would be decreased in the event of the exercise of a down-round price reset of select warrants under the senior secured convertible credit facility with Gotham Green Partners (“GGP”). Refer to “Note 13 – Senior Secured Convertible Credit Facility” for further information. In addition, certain covenants and terms were added or amended, and the minimum liquidity covenant was waived until December 31, 2020. The amendment to the Facility was not deemed to be a substantial modification under ASC 470-50. As consideration for the amendment, the Company issued approximately 20,227,863 warrants exercisable at $0.34 per share until September 16, 2025. The Company also cancelled 20,227,863 existing warrants held by the lenders exercisable at $0.60 per share until December 31, 2022. The change in fair value of the warrants was recorded as a debt discount in connection with the Facility. Accordingly, the Company recorded an additional debt discount of $542,986 related to the change in terms of the warrants.

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

Amendment to Promissory Note

On February 25, 2021, the Company completed the second amendment of its existing promissory note in the principal amount of $3,500,000 issued in connection with the acquisition of Viktoriya’s Medical Supplies LLC d/b/a Buddy’s Cannabis wherein the maturity date was amended to the earlier of April 1, 2022 or in the event of default. In conjunction with the amendment to promissory note, the Company issued Subordinate Voting Shares in the aggregate amount of $2,000,000 to the lender. The balance of the promissory note will bear interest at a rate of 9.0% per annum and be paid monthly commencing on May 1, 2021 until the amended maturity date. The second amendment to the existing promissory note was deemed to be a substantial modification under ASC 470-50 and a loss on extinguishment of $2,410,504 was recorded in the unaudited interim Condensed Consolidated Statements of Operations for the three and nine months ended March 27, 2021.

Acquisition Promissory Note

During the three months ended March 27, 2021, as a result of the legal proceedings and decisions by the applicable governing bodies, the Company derecognized an acquisition promissory note and its accrued interest in the aggregate amount of $13,375,430 and recorded a gain on disposal of assets for the same amount which is recorded as a component of net (income) loss from discontinued operations for the three and nine months ended March 27, 2021. Refer to the May 2020 litigation disclosed in “Note 21 – Commitments and Contingences”.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Nine Months Ended March 27, 2021 and March 28, 2020

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

On September 16, 2020, the Company closed on an initial $1,000,000 of the facility with a conversion price of $0.17 per Subordinate Voting Share. In connection with the initial tranche, the Company issued 3,293,413 warrants with an exercise price of $0.21 per share. On September 28, 2020, the Company closed on a second tranche of $1,000,000 under its existing unsecured convertible facility with a conversion price of $0.15 per Subordinate Voting Share. In connection with the second tranche, the Company issued 3,777,475 warrants with an exercise price of $0.17 per Subordinate Voting Share. On November 20, 2020, the Company closed on a third tranche of $1,000,000 under the facility with a conversion price of $0.15 per Subordinate Voting Share. In connection with the third tranche, the Company issued 3,592,425 warrants with an exercise price of $0.17 per share. On December 17, 2020, the Company closed on a fourth tranche of $1,000,000 under the facility with a conversion price of $0.15 per Subordinate Voting Share. In connection with the fourth tranche, the Company issued 3,597,100 warrants with an exercise price of $0.18 per share. On January 29, 2021, the Company closed on a fifth tranche of $1,000,000 under its existing unsecured convertible facility with a conversion price of $0.16 per Subordinate Voting Share. In connection with the fifth tranche, the Company issued 3,355,000 warrants with an exercise price of $0.19 per share. Under ASC 815, the conversion option and warrants were recorded as an equity instrument. As of March 27, 2021, the relative fair value of the warrants with a value of $799,949 has been recorded to equity.

On February 10, 2021, the Company entered into an agreement with Wicklow Capital, a related party, to issue additional warrants for Subordinate Voting Shares within 12 months based on the borrowed amount of the unsecured convertible facility tranches. These warrants will consist of 644,068, 761,205, 775,510, 741,260, and 693,575 warrants with an exercise price of $0.21, $0.18, $0.17, $0.18, and $0.19, respectively. The commitment to issue warrants related to the existing unsecured convertible facility was deemed to be a substantial modification of the facility under ASC 470-50 and a loss on extinguishment of $4,010,022 was recorded in the unaudited interim Condensed Consolidated Statements of Operations for the three and nine months ended March 27, 2021.

Financing Liability

In connection with the Company’s failed sale and leaseback transactions described in “Note 11 – Leases”, a financing liability was recognized equal to the cash proceeds received upon inception. The cash payments made on the lease less the portion considered to be interest expense, will decrease the financing liability. The financing liability was modified due to an amended lease agreement during the nine months ended March 27, 2021 in which the new terms of the amended agreement do not qualify as a substantial modification under ASC 470-50.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Nine Months Ended March 27, 2021 and March 28, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

13.	SENIOR SECURED CONVERTIBLE CREDIT FACILITY

As of March 27, 2021 and June 27, 2020, senior secured convertible credit facility consists of the following:

		March 27,	June 27,
	Tranche	2021	2020

Senior secured convertible notes dated April 23, 2019, issued to accredited investors, which mature on April 23, 2022 and bear interest at LIBOR plus 6.0% per annum.	1A	$20,674,403	$21,660,583
Senior secured convertible notes dated May 22, 2019, issued to accredited investors, which mature on April 23, 2022 and bear interest at LIBOR plus 6.0% per annum.	1B	89,039,556	86,053,316
Senior secured convertible notes dated July 12, 2019, issued to accredited investors, which mature on April 23, 2022 and bear interest at LIBOR plus 6.0% per annum.	2	28,953,899	26,570,948
Senior secured convertible notes dated November 27, 2019, issued to accredited investors, which mature on April 23, 2022 and bear interest at LIBOR plus 6.0% per annum.	3	11,211,533	10,288,815
Senior secured convertible notes dated March 27, 2020, issued to accredited investors, which mature on April 23, 2022 and bear interest at LIBOR plus 6.0% per annum.	4	13,609,724	12,500,000
Amendment fee converted to senior secured convertible notes dated October 29, 2019, which mature on April 23, 2022 and bear interest at LIBOR plus 6.0% per annum.	-	21,165,550	19,423,593
Senior secured convertible notes dated April 24, 2020, issued to accredited investors, which mature on April 23, 2022 and bear interest at LIBOR plus 6.0% per annum.	IA-1	2,959,951	2,734,282
Senior secured convertible notes dated September 14, 2020, issued to accredited investors, which mature on April 23, 2022 and bear interest at LIBOR plus 6.0% per annum.	IA-2	5,724,068	-
Restatement fee issued in senior secured convertible notes dated March 27, 2020, which mature on April 23, 2022 and bear interest at LIBOR plus 6.0% per annum.	-	8,513,121	8,199,863
Second restatement fee issued in senior secured convertible notes dated July 2, 2020, which mature on April 23, 2022 and bear interest at LIBOR plus 6.0% per annum.	-	1,979,156	-
Third restatement fee issued in senior secured convertible notes dated January 11, 2021, which mature on April 23, 2022 and bear interest at LIBOR plus 6.0% per annum.	-	11,131,939	-
Total Drawn on Senior Secured Convertible Credit Facility		214,962,900	187,431,400
Less Unamortized Debt Discount		(57,897,490)	(21,062,937)
Senior Secured Convertible Credit Facility, Net		$157,065,410	$166,368,463

A reconciliation of the beginning and ending balances of senior secured convertible credit facility for the nine months ended March 27, 2021 is as follows:

	Tranche 1	Tranche 2	Tranche 3	Tranche 4	Incremental Advance - 1	Incremental Advance - 2	3rd Advance	Amendment Fee Notes	Restatement Fee Notes	2nd Restatement Fee Notes	TOTAL

Balance as of June 27, 2020	$102,833,447	$25,352,687	$9,680,433	$286,691	$2,168,540	$-	$-	$18,964,600	$7,082,065	$-	166,368,463
Cash Additions	-	-	-	-	-	5,420,564	10,937,127	-	-	-	16,357,691
Repayments	(8,000,000)	-	-	-	-	-	-	-	-	-	(8,000,000)
Principal Reallocation	585,058	(3,276)	(1,277)	(404,451)	(340)	(589)	-	(2,395)	(24,084)	(148,646)	-
Fees Capitalized to Debt Related to Debt Modifications	-	-	-	-	-	(468,564)	(937,127)	-	-	-	(1,405,691)
Paid-In-Kind Interest Capitalized	9,396,021	2,386,229	923,996	1,115,478	226,009	303,299	194,812	1,744,352	736,039	127,802	17,154,037
Net Effect on Debt from Extinguishment	4,812,996	962,750	497,175	2,167,870	(453,979)	-	-	455,792	630,758	2,000,000	11,073,362
Equity Component Debt - New and Amended	(23,562,662)	(6,147,968)	(2,480,673)	(2,839,499)	(1,296,844)	(3,239,507)	(7,694,405)	(4,337,438)	(4,551,977)	-	(56,150,973)
Cash Paid for Debt Issuance Costs	-	-	-	-	-	(175,000)	(200,000)	-	-	-	(375,000)
Amortization of Debt Discounts	5,394,019	1,282,359	531,455	1,057,893	414,622	726,545	565,258	971,013	1,099,158	1,198	12,043,520
Balance as of March 27, 2021	$91,458,879	$23,832,781	$9,151,109	$1,383,982	$1,058,008	$2,566,748	$2,865,665	$17,795,924	$4,971,959	$1,980,354	$157,065,410

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Nine Months Ended March 27, 2021 and March 28, 2020

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

As consideration for the amendment, the conversion price for 52% of the tranches 1 through 3 and the first amendment fee notes outstanding under the Convertible Facility were amended to $0.34 per share. An amendment fee of $2,000,000 was also paid through the issuance of additional notes at a conversion price of $0.28 per share. The Fourth Amendment to the Convertible Facility was deemed to be a substantial modification under ASC 470-50 and a loss on extinguishment of $10,129,655 was recorded in the unaudited interim Condensed Consolidated Statements of Operations for the nine months ended March 27, 2021.

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

On September 16, 2020 and September 28, 2020, the down round feature on the convertible notes and warrants issued in connection with Tranche 4, Incremental Advances and certain amendment fees was triggered wherein the exercise price was adjusted to $0.17 and $0.15 per share, respectively. The value of the effect of the down round feature on convertible notes and warrants was determined to be $32,744,770 and $6,723,954, respectively, for the nine months ended March 27, 2021. The effect related to convertible notes was recognized as additional debt discount and an increase in additional paid-in-capital. The effect related to warrants was recognized as a deemed distribution and an increase in additional paid-in capital.

On November 1, 2020, the Company repaid $8,000,000 of borrowings under the Convertible Facility and recorded a loss $943,706 on the partial extinguishment of debt and is included in the net effect on equity component of new and amended debt in the reconciliation of the beginning and ending balances of senior secured convertible credit facility for the nine months ended March 27, 2021.

On January 11, 2021, the Company amended and restated the securities purchase agreement under the Convertible Facility (the “Fifth Amendment”) wherein the minimum liquidity covenant was waived until June 30, 2021 and resetting at $7,500,000 effective on July 1, 2021 through December 31, 2021, and $15,000,000 thereafter, and waiver of the minimum liquidity covenant if the Company is current on cash interest. Furthermore, covenants with regards to non-operating leases, capital expenditures and corporate SG&A will now be tied to a board of directors approved budget. In conjunction with the Fifth Amendment, the Company received an additional advance of $10,000,000 under its existing Convertible Facility with GGP with a conversion price of $0.16 per share. The Company also issued 62,174,567 warrants exercisable for five years at a purchase price of $0.16 per share. The notes, restatement fee notes and warrants are subject to down round adjustment provisions, with certain exceptions, if the Company issues securities at a lower price. The Fifth Amendment to the Convertible Facility was not deemed to be a substantial modification under ASC 470-50.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Nine Months Ended March 27, 2021 and March 28, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

13.	SENIOR SECURED CONVERTIBLE CREDIT FACILITY (Continued)

Pursuant to the terms of the GGP Facility, the conversion price of $47,100,000 of the existing Notes outstanding prior to Tranche 4 and Incremental Advance (including paid-in-kind interest accrued on such Notes), of an aggregate principal amount of $168,100,000, was amended to $0.17 per share, of which $16,800,000 of the Notes outstanding will continue to be subject to down round adjustment provisions. In addition, the Company cancelled an aggregate of 2,160,507 warrants that were issued with such notes and, in exchange, issued 41,967,832 warrants with an exercise price of $0.16 per share. In connection with the Fifth Amendment, the Company issued convertible notes as consideration for a $937,127 fee with a conversion price of $0.16 per share.

14.	SHAREHOLDERS’ EQUITY

Issued and Outstanding

A reconciliation of the beginning and ending issued and outstanding shares is as follows:

	Subordinate Voting Shares	Super Voting Shares	MM CAN USA Class B Redeemable Units	MM Enterprises USA Common Units

Balance as of June 27, 2020	403,907,218	815,295	236,123,851	725,016

Cancellation of Super Voting Shares	-	(815,295)	-	-
Shares Issued for Cash	57,800,000	-	-	-
Shares Issued to Settle Accounts Payable and Liabilities	14,911,047	-	-	-
Shares Issued for Exercise of Warrants	-	-	27,164,323	-
Redemption of MedMen Corp Redeemable Shares	133,969,228	-	(133,969,228)	-
Shares Issued for Vested Restricted Stock Units	7,173,256	-	-	-
Shares Issued for Debt Amendment Fees	4,305,148	-	-	-
Stock Grants for Compensation	3,703,730	-	-	-

Balance as of March 27, 2021	625,769,627	-	129,318,946	725,016

Cancellation of Super Voting Shares

Effective as of December 10, 2020, the Company cancelled the remaining 815,295 Class A Super Voting Shares that were granted via proxy to Benjamin Rose wherein no consideration was paid. The effect of the cancellation was recognized as a reduction in the mezzanine equity for the book value of $82,500 and the difference over the repurchase price of nil was recorded to additional paid-in capital. There was no effect on total shareholders’ equity as a result of this cancellation. As of March 27, 2021, there are no outstanding Class A Super Voting Shares.

Private Placement

Effective as of February 15, 2021, the Company executed the sale of 7,800,000 units through an investor agreement for a purchase price of $0.37 per share or aggregated total proceeds of approximately $2,866,000. Each unit consists of one Class B Subordinate Voting Share and one share purchase warrant. Each warrant permits the holder to purchase one additional Class B Subordinate Voting Share at an exercise price of $0.46 per share for a period of five years from the date of issuance. The warrants were classified within shareholders’ equity as additional-paid-in-capital in accordance with ASC 815-10, “Derivatives and Hedging” (“ASC 815-10”) and recorded at fair value.

Effective as of March 18, 2021, the Company executed the sale (“Private Placement Offering”) of 50,000,000 units (“Private Placement Units”) and 50,000,000 warrants that were granted through a separate private placement for a purchase price of C$0.40 per Private Placement Unit for aggregated total proceeds of approximately C$20,000,000 (or $16,019,597 U.S. dollars). Each Private Placement Unit consisted of one Class B Subordinate Voting Share and one share purchase warrant of the Company (“Private Placement Warrant”). Each Private Placement Warrant entitles the holder to purchase one Subordinate Voting Share at an exercise price of C$0.50 for a period of 3 years following the closing of the Private Placement Offering. See “Note 10 – Other Current Liabilities” for further information regarding these warrants.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Nine Months Ended March 27, 2021 and March 28, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

14.	SHAREHOLDERS’ EQUITY (Continued)

Cashless Exercise of Warrants

On March 22, 2021, 40,000,000 warrants were exercised on a cashless basis for 27,164,323 MM CAN USA Class B Redeemable Shares.

Non-Controlling Interests

Non-controlling interest represents the net assets of the subsidiaries that the holders of the Subordinate Voting Shares do not directly own. The net assets of the non-controlling interest are represented by the holders of MM CAN USA Redeemable Shares and the holders of MM Enterprises USA Common Units. Non-controlling interest also represents the net assets of the entities the Company does not directly own but controls through a management agreement. As of March 27, 2021 and June 27, 2020, the holders of the MM CAN USA Redeemable Shares represent approximately 17.13% and 36.89%, respectively, of the Company and holders of the MM Enterprises USA Common Units represent approximately 0.10% and 0.11%, respectively, of the Company.

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

As of and for the nine months ended March 27, 2021, the balances of the VIEs before any intercompany eliminations consists of the following:

	Venice Caregivers Foundation, Inc.	LAX Fund II Group, LLC	Natures Cure, Inc.	TOTAL

Current Assets	$1,197,557	$-	$10,310,942	$11,508,499
Non-Current Assets	13,045,511	2,925,798	4,980,057	20,951,366

Total Assets	$14,243,068	$2,925,798	$15,290,999	$32,459,865

Current Liabilities	$10,836,220	$9,032,248	$3,083,532	$22,952,000
Non-Current Liabilities	7,827,937	2,386,061	7	10,214,005

Total Liabilities	$18,664,157	$11,418,309	$3,083,539	$33,166,005

Non-Controlling Interest	$(4,421,089)	$(8,492,511)	$12,207,460	$(706,140)

Revenues	$6,457,626	$-	$9,911,450	$16,369,076
Net Income (Loss) Attributable to Non-Controlling Interest	$1,504,096	$(2,422,184)	$5,427,833	$4,509,745

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Nine Months Ended March 27, 2021 and March 28, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

14.	SHAREHOLDERS’ EQUITY (Continued)

As of and for the year ended June 27, 2020, the balances of the VIEs consists of the following:

	Venice Caregivers Foundation, Inc.	LAX Fund II Group, LLC	Natures Cure, Inc.	TOTAL

Current Assets	$1,233,188	$811,025	$6,639,231	$8,683,444
Non-Current Assets	16,867,824	3,259,563	5,032,428	25,159,815

Total Assets	$18,101,012	$4,070,588	$11,671,659	$33,843,259

Current Liabilities	$12,831,161	$7,481,953	$3,745,710	$24,058,824
Non-Current Liabilities	11,196,585	2,662,078	1,146,322	15,004,985

Total Liabilities	$24,027,746	$10,144,031	$4,892,032	$39,063,809

Non-Controlling Interest	$(5,926,734)	$(6,073,443)	$6,779,627	$(5,220,550)

Revenues	$10,949,458	$-	$13,976,810	$24,926,268
Net Income (Loss) Attributable to Non-Controlling Interest	$(6,132,528)	$(3,777,079)	$3,143,437	$(6,766,170)

The net change in the consolidated VIEs and other non-controlling interest are as follows for the nine months ended March 27, 2021:

	Venice Caregivers Foundation, Inc.	LAX Fund II Group, LLC	Natures Cure, Inc.	Other Non- Controlling Interests	TOTAL

Balance as of June 27, 2020	$(5,925,185)	$(6,070,327)	$6,779,627	$(331,561,812)	$(336,777,697)

Net Income (Loss)	1,504,096	(2,422,184)	5,427,833	(30,614,859)	(26,105,114)

Equity Component on Debt and Debt Modification	-	-	-	4,055,133	4,055,133
Deferred Tax Impact On Conversion Feature	-	-	-	(1,210,052)	(1,210,052)
Redemption of MedMen Corp Redeemable Shares	-	-	-	(75,460,832)	(75,460,832)

Balance as of March 27, 2021	$(4,421,089)	$(8,492,511)	$12,207,460	$(434,792,422)	$(435,498,562)

Le Cirque Rouge, LP (the “Operating Partnership,” or the “OP”) is a Delaware limited partnership that holds substantially all of the real estate assets owned by the REIT, conducts the REIT’s operations, and is financed by the REIT. Under ASC 810, “Consolidation” (“ASC 810”), the OP was determined to be a variable interest entity in which the Company has a variable interest. The Company was determined to have an implicit variable interest in the OP based on the leasing relationship and arrangement with the REIT. The Company was not determined to be the primary beneficiary of the VIE as the Company does not have the power to direct the activities of the VIE that most significantly affect its economic performance. As of March 27, 2021, the Company continues to have a variable interest in the OP. During the nine months ended March 27, 2021, the Company did not provide any financial or other support to the REIT other than the REIT being a lessor on various leases as described in “Note 11 – Leases”. Accordingly, Le Cirque Rouge, LP is not consolidated as a variable interest entity within the unaudited interim Condensed Consolidated Financial Statements.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Nine Months Ended March 27, 2021 and March 28, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

15.	SHARE-BASED COMPENSATION

The Company has a stock and equity incentive plan (the “Incentive Plan”) under which the Company may issue various types of equity instruments to any employee, officer, consultant, advisor or director. The types of equity instruments issuable under the Incentive Plan encompass, among other things, stock options, stock grants, and restricted stock grants (together, “Awards”). Stock based compensation expenses are recorded as a component of general and administrative to the extent that the Company has not appointed a Compensation Committee, all rights and obligations under the Incentive Plan shall be those of the full Board of Directors. The maximum number of Awards that may be issued under the Incentive Plan shall be determined by the Compensation Committee or the Board of Directors in the absence of a Compensation Committee. Any shares subject to an Award under the Incentive Plan that are forfeited, canceled, expire unexercised, are settled in cash, or are used or withheld to satisfy tax withholding obligations, shall again be available for Awards under the Incentive Plan. Vesting of Awards will be determined by the Compensation Committee or Board of Directors in the absence of one. The exercise price for Awards (if applicable) will generally not be less than the fair market value of the Award at the time of grant and will generally expire after 10 years.

A summary of share-based compensation expense for the three and nine months ended March 27, 2021 and March 28, 2020 is as follows:

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2021	2020	2021	2020

Stock Options	$305,565	$(69,571)	$2,851,785	$2,584,933
LTIP Units	-	179,014	-	1,492,073
Stock Grants for Services, Net	(63,189)	1,151,366	58,043	3,041,012
Restricted Stock Grants	-	916,842	437,386	3,727,485

Total Share-Based Compensation	$242,376	$2,177,651	$3,347,214	$10,845,503

For the nine months ended March 27, 2021 and March 28, 2020, the fair value of stock options granted with a fixed exercise price was determined using the Black-Scholes option-pricing model with the following assumptions at the time of grant:

	Nine Months Ended
	March 27,	March 28,
	2021	2020

Weighted-Average Risk-Free Annual Interest Rate	1.05%	1.70%
Weighted-Average Expected Annual Dividend Yield	0.0%	0.0%
Weighted-Average Expected Stock Price Volatility	116.5%	87.9%
Weighted-Average Expected Life in Years	7.50	7.50
Weighted-Average Estimated Forfeiture Rate	40.0%	40.0%

Stock Options

A reconciliation of the beginning and ending balance of stock options outstanding is as follows:

	Number of Stock Options	Weighted- Average Exercise Price

Balance as of June 27, 2020	8,618,204	$2.78
Granted	7,318,669
Forfeited	(1,344,375)

Balance as of March 27, 2021	14,592,498	$1.48

Stock Options Exercisable as of March 27, 2021	12,769,339	$1.45

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Nine Months Ended March 27, 2021 and March 28, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

15.	SHARE-BASED COMPENSATION (Continued)

The aggregate intrinsic value of options outstanding was nil at both March 27, 2021 and June 27, 2020.

LTIP Units and LLC Redeemable Units

A reconciliation of the beginning and ending balances of the LTIP Units and LLC Redeemable Units issued for compensation outstanding is as follows:

Weighted
	LTIP Units	LLC	Average
	Issued and	Redeemable	Grant Date
	Outstanding	Units	Fair Value

Balance as of June 27, 2020 and March 27, 2021	19,323,878	725,016	$0.52

Deferred Stock Units

Effective December 10, 2019, the Company’s board of directors approved a Deferred Share Unit (“DSU”) award under the Company’s Incentive Plan.  The DSU award was for units to the Company’s non-management directors. Each director will be provided the Company’s Subordinate Voting Shares based on the duration of their term as a director up to $250,000 for a year of service ending August 2020. As of March 27, 2021, and June 27, 2020, there was nil and 1,283,567 units issued and outstanding, respectively. For the three and nine months ended March 27, 2021, compensation expense related to the DSU award was nil and nil, respectively, was included in accounts payable and stock-based compensation expense on the Company’s unaudited interim Condensed Consolidated Balance Sheets. As of March 27, 2021, the corresponding Subordinate Voting Shares had been issued to the directors. A reconciliation of the beginning and ending balance of DSUs outstanding is as follows:

	Issued and Outstanding	Weighted- Average Fair Value

Balance as of June 27, 2020	1,283,567	$0.38

Settled	(1,283,567)	$(0.38)

Balance as of March 27, 2021	-	$-

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Nine Months Ended March 27, 2021 and March 28, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

15.	SHARE-BASED COMPENSATION (Continued)

Restricted Stock Grants

During the nine months ended March 27, 2021, the Company granted an entitlement to 28,210,512 of restricted Subordinate Voting Shares to certain officers, directors and employees. A reconciliation of the beginning and ending balance of restricted stock grants outstanding is as follows:

	Issued and Outstanding	Vested	Weighted- Average Fair Value

Balance as of June 27, 2020	7,159,164	192,459	$0.68

Granted (1)	28,210,512	-	$0.17
Forfeiture of Restricted Stock (2)	(4,240,013)	-	$(0.20)
Redemption of Vested Stock	(8,107,249)	(8,107,249)	$(0.26)
Vesting of Restricted Stock	-	8,533,485	$0.35

Balance as of March 27, 2021	23,022,414	618,695	$0.28

(1)	Issued on December 11, 2020 to certain officers and employees of the Company and vest 37.5%, 12.5%, 37.5%, 12.5% on the 1st, 2nd, 3rd and 4th anniversary, respectively.

(2)	4,240,013 of the restricted stock grants were forfeited upon the resignation of certain employees prior to their vesting.

Certain restricted stock granted has vesting which is based on market conditions. For restricted stock that have no market condition vesting, the fair value was determined using the trading value of the Subordinate Voting Shares on the date of grant. For the restricted stock that have market condition vesting, these shares were valued using a Monte Carlo simulation model taking into account the trading value of the Company’s Subordinate Voting Shares on the date of grant and into the future encompassing a wide range of possible future market conditions. During the nine months ended March 27, 2021, there were no restricted stock grants with a market vesting condition.

Warrants

A reconciliation of the beginning and ending balance of warrants outstanding is as follows:

	Number of Warrants Outstanding			Weighted-Average Exercise Price
	Subordinate Voting Shares	MedMen Corp Redeemable Shares	Total	Subordinate Voting Shares	MedMen Corp Redeemable Shares	Total

Balance as of June 27, 2020	114,998,915	40,455,731	155,454,646	$0.75	$0.60	$0.71

Issued	229,602,951	147,508,516	377,111,467	$0.18	$0.28	$0.21
Exercised	-	(40,000,000)	(40,000,000)	$-	$(0.20)	$(0.20)
Cancelled	(9,796,509)	(40,455,731)	(50,252,240)	$(0.50)	$(0.44)	$(0.45)

Balance as of March 27, 2021	334,805,358	107,508,516	442,313,874	$0.33	$0.28	$0.32

As of March 27, 2021 and June 27, 2020, warrants outstanding for Subordinate Voting Shares have a weighted-average remaining contractual life of 3.8 years and 4.8 years, respectively. As of March 27, 2021 and June 27, 2020, warrants outstanding for MedMen Corp Redeemable Shares have a weighted-average remaining contractual life of 4.5 years and 2.5 years, respectively.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Nine Months Ended March 27, 2021 and March 28, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

15.	SHARE-BASED COMPENSATION (Continued)

The fair value of warrants exercisable for MedMen Corp Redeemable Shares was determined using the Black-Scholes option-pricing model with the following assumptions on the date of issuance:

	March 27,	June 27
	2021	2020

Weighted-Average Risk-Free Annual Interest Rate	0.13%	2.20%
Weighted-Average Expected Annual Dividend Yield	0%	0%
Weighted-Average Expected Stock Price Volatility	92.06%	88.19%
Weighted-Average Expected Life of Warrants	1 year	1 year

The fair value of warrants exercisable for the Company’s Subordinate Voting Shares was determined using the Black-Scholes option-pricing model with the following assumptions on the latest modification of December 17, 2020:

Weighted-Average Risk-Free Annual Interest Rate	0.16%
Weighted-Average Expected Annual Dividend Yield	0%
Weighted-Average Expected Stock Price Volatility	85.39%
Weighted-Average Expected Life of Warrants	1 year

Stock price volatility was estimated by using the historical volatility of the Company’s Subordinate Voting Shares and the average historical volatility of comparable companies from a representative peer group of publicly-traded cannabis companies. The expected life in years represents the period of time that warrants issued are expected to be outstanding. The risk-free rate was based on U.S. Treasury bills with a remaining term equal to the expected life of the warrants. 97,785,140 of warrants are cancelable if the Company meets certain cash flow metrics for nine consecutive months, see “Note 25 – Subsequent Events” for further information. The effects of contingent cancellation feature were included in determining the fair value of the related warrants.

16.	LOSS PER SHARE

The following is a reconciliation for the calculation of basic and diluted loss per share for the three and nine months ended March 27, 2021 and March 28, 2020:

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2021	2020	2021	2020

Net Loss from Continuing Operations Attributable to Shareholders of MedMen Enterprises, Inc.	$(21,328,677)	$(19,128,503)	$(79,310,611)	$(31,648,390)
Less Deemed Dividend - Down Round Feature of Warrants	-	-	(6,364,183)	-
Net Loss from Continuing Operations Available to Shareholders of MedMen Enterprises, Inc.	$(21,328,677)	$(19,128,503)	$(85,674,794)	$(31,648,390)

Net Income (Loss) from Discontinued Operations	7,609,983	(5,843,713)	(6,023,429)	(58,797,102)

Total Net Loss	$(13,718,694)	$(24,972,216)	$(91,698,223)	$(90,445,492)

Weighted-Average Shares Outstanding - Basic and Diluted	541,029,620	315,384,911	482,213,951	65,930,969

Income (Loss) Per Share - Basic and Diluted:

From Continuing Operations Attributable to Shareholders of MedMen Enterprises Inc.	$(0.04)	$(0.06)	$(0.18)	$(0.48)

From Discontinued Operations Attributable to Shareholders of MedMen Enterprises Inc.	$0.01	$(0.02)	$(0.01)	$(0.89)

Diluted loss per share is the same as basic loss per share as the issuance of shares on the exercise of convertible debentures, LTIP share units, warrants and share options is anti-dilutive.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Nine Months Ended March 27, 2021 and March 28, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

17.	GENERAL AND ADMINISTRATIVE EXPENSES

During the three and nine months ended March 27, 2021 and March 28, 2020, general and administrative expenses consisted of the following:

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2021	2020	2021	2020

Salaries and Benefits	$8,787,495	$16,809,025	$26,904,558	$58,876,098
Professional Fees	5,480,969	4,634,854	12,668,101	14,850,558
Rent	7,368,225	7,188,853	22,662,161	21,288,400
Licenses, Fees and Taxes	882,742	3,404,080	5,612,825	11,232,164
Other General and Administrative	6,420,260	10,921,123	21,839,251	44,526,780

Total General and Administrative Expenses	$28,939,691	$42,957,935	$89,686,896	$150,774,000

18.	OTHER OPERATING EXPENSE

During the three and nine months ended March 27, 2021 and March 28, 2020, other operating expense (income) consisted of the following:

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2021	2020	2021	2020

Loss on Disposals of Assets	$394,621	$-	$779,198	$226,335
Restructuring and Reorganization Expense	1,600,721	-	2,781,131	5,564,104
(Gain) Loss on Settlement of Accounts Payable	(175,951)	-	849,737	-
Loss (Gain) on Lease Terminations	160,449	-	(17,748,368)	(217,127)
Gain on Disposal of Assets Held for Sale	(255,391)	-	(10,709,999)	-
Other Expense (Income)	(165,919)	1,848,209	(769,742)	1,209,857

Total Other Operating Expense (Income)	$1,558,530	$1,848,209	$(24,818,043)	$6,783,169

19.	REALIZED AND UNREALIZED GAIN ON INVESTMENTS

During the three and nine months ended March 27, 2021 and March 28, 2020, realized and unrealized gain on investments consisted of the following:

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2021	2020	2021	2020

Gain on Changes in Fair Value of Investments	-	(86,124)	-	(16,600,604)

Total Realized and Unrealized Gain on Investments	$-	$(86,124)	$-	$(16,600,604)

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Nine Months Ended March 27, 2021 and March 28, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

20.	PROVISION FOR INCOME TAXES AND DEFERRED INCOME TAXES

The following table summarizes the Company’s income tax expense and effective tax rates for the three and nine months ended March 27, 2021 and March 28, 2020:

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2021	2020	2021	2020

Loss from Continuing Operations Before Provision for Income Taxes	$(49,548,705)	$(60,651,820)	$(103,314,604)	$(196,997,174)
Income Tax Benefit (Expense)	32,207,910	13,836,022	(2,101,121)	47,088,266
Effective Tax Rate	65%	23%	2%	24%

Historically, the Company has computed its provision for income taxes under the discrete method which treats the year-to-date period as if it were the annual period and determines the income tax expense or benefit on that basis. For the three and nine months ended March 27, 2021, the Company has calculated its provision for income taxes during its interim reporting periods by applying an estimate of the annual effective tax rate for the full year “ordinary” income or loss for the respective reporting period. Historically, the discrete method was applied due to the reliability of the estimate the annual effective tax rate. The Company believes that, at this time, the use of the estimated annual tax rate is more appropriate under FASB Interpretation No. 18 an interpretation of APB Opinion No. 28 than the discrete method given the Company’s utilization of its forecast.

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

The effective tax rate for the three and nine months ended March 27, 2021 varies widely from the three and nine months ended March 28, 2020, respectively, primarily due to the Company reporting increased expenses subject to IRC Section 280E relative to pre-tax book loss. The Company incurred a large amount of expenses that were not deductible due to IRC Section 280E limitations which resulted in income tax expense being incurred while there were pre-tax losses for the nine months ended March 2020.

The federal statute of limitations remains open for the 2017 tax year to the present. The state income tax returns generally remain open for the 2016 tax year through the present. Net operating losses arising prior to these years are also open to examination if and when utilized.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Nine Months Ended March 27, 2021 and March 28, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

21.	COMMITMENTS AND CONTINGENCIES

Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of these regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulations as of March 27, 2021 and June 27, 2020, marijuana regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties or restrictions in the future.

Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of March 27, 2021, there were no pending or threatening lawsuits that could be reasonably assessed to have resulted in a probable loss to the Company in an amount that can be reasonably estimated. As of March 27, 2021, there are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party to the Company or has a material interest adverse to the Company’s interest.

In July 2018, a legal claim was filed against the Company related to alleged misrepresentations in respect of a financing transaction completed in May 2018. The claimant is seeking damages of approximately $2,200,000. The Company believes the likelihood of a loss contingency is remote. As a result, no amount has been set up for potential damages in these financial statements.

In late January 2019, the Company’s former Chief Financial Officer (“CFO”) filed a complaint against MM Enterprises in the Superior Court of California, County of Los Angeles, seeking damages for claims relating to his employment. The Company is currently defending against this lawsuit, which seeks damages for wrongful termination, breach of contract, and breach of implied covenant of good faith. The former CFO’s employment agreement provided for the payment of severance in the event of termination without cause. The Company disputes the claims set forth in this lawsuit and believes that the outcome is neither probable nor estimable. As of March 27, 2021, $584,000 has been accrued in the Consolidated Balance Sheet.

In March 2020, litigation was filed against the Company related to a purchase agreement for a previous acquisition. The Company is currently defending against this lawsuit, which seeks damages for fraudulent inducement and breach of contract. The Company believes the likelihood of a loss contingency is neither probable nor estimable. As such, no amount has been accrued in these financial statements.

In May 2020, litigation was filed against the Company related to a purchase agreement and secured promissory note for a previous acquisition. The Company is currently defending against this lawsuit, which claims for breach of contract, breach of implied covenant of good faith and fair dealing, common law fraud and securities fraud. The plaintiffs are seeking damages for such claims in which the amount is currently not reasonably estimable. Therefore, pursuant to ASC 450, “Contingencies” (“ASC 450”), a liability has not been recorded in these unaudited interim Condensed Consolidated Financial Statements. In response, the Company filed a counterclaim and is seeking entitlement to proceeds of the sale, net of amounts owed under the secured promissory note which is in dispute. The plaintiffs filed an appeal to the ruling on the entitlement of proceeds in excess of the secured promissory note. In accordance with ASC 450, any loss recoveries related to the Company’s counterclaim have not been recorded. In addition, net proceeds resulting from the sale was not recognized as a receivable as the amount is not reasonably estimable. See “Note 12 – Notes Payable” for the secured promissory note related to this litigation.

In September 2020, a legal dispute was filed against the Company related to the separation of a former officer in which the severance issued is currently being disputed. The Company believes the likelihood of loss is remote. As a result, no amount has been set up for potential damages in these financial statements.

In February 2020, a legal dispute was filed against the Company and settled in December 2020 for approximately $2,400,000. As of March 27, 2021, the remaining amount has been accrued in the Consolidated Balance Sheet.

In January 2021, a cross-complaint was filed against the Company related a lien foreclosure alleging breach of contract, quantum merit and implied indemnity. The Company is actively defending the legal matter which the claimant is seeking damages of approximately $11,000,000. The litigation is at an early stage and thus the likelihood of a loss contingency is remote. As such, no amount has been accrued in these financial statements.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Nine Months Ended March 27, 2021 and March 28, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

22.	RELATED PARTY TRANSACTIONS

All related party balances due to the Company as of March 27, 2021 and June 27, 2020 did not have any formal contractual agreements regarding payment terms or interest. As of February 2020 and May 2020, Mr. Adam Bierman and Mr. Andrew Modlin, respectively, no longer held board or management positions and therefore as of March 27, 2021, they are not considered related parties under ASC 850, “Related Party Disclosures” (“ASC 850”), however they were during the fiscal year ended June 27, 2020. As of November 2020, Mr. Chris Ganan was no longer a member of the Company’s board of directors and therefore is not considered a related party under ASC 850, as of March 27, 2021, however Mr. Ganan was a related party during the fiscal year ended June 27, 2020. As of June 27, 2020, amounts due from MMOF GP II (“Fund LP II”) and MedMen Opportunity Fund GP, LLC (“Fund LP”) were $1,820,204 and $1,289,513, respectively, were recorded in the unaudited interim Condensed Consolidated Balance Sheets. As of March 27, 2021, other amounts due to related parties was $1,476,921, As of June 27, 2020, amounts due to Fund LP II, Fund LP and other related parties were $1,093,896, $1,986,697 and $1,476,221, respectively, were recorded in the unaudited interim Condensed Consolidated Balance Sheets.

Pursuant to the Side Letter executed on July 2, 2020 in conjunction with the Fourth Amendment of the Convertible Facility with GGP, Wicklow Capital and GGP have the right to approve director nominees submitted by the Company. The ability to approve the nominees to the Company’s Board of Directors meets the definition of control under ASC 850 and accordingly, Wicklow Capital is a related party of the Company.

As of March 27, 2021, the Company determined GGP to be a related party as a result of GGP having significant influence over the Company. See “Note 13 – Senior Secured Convertible Credit Facility” for a full disclosure of transactions and balances related to GGP.

In March 2020, the Company entered into a restructuring plan and retained interim management and advisory firm, Sierra Constellation Partners (“SCP”). As part of the engagement, Tom Lynch was appointed as Interim Chief Executive Officer and Chief Restructuring Officer, and Tim Bossidy was appointed as Interim Chief Operating Officer. Mr. Lynch is a Partner and Senior Managing Director at SCP. Mr. Bossidy is a Director at SCP. In December 2020, Mr. Lynch was elected as Chairman of the Board and Reece Fulgham, a Managing Director at SCP, was appointed as Interim Chief Financial Officer. During the nine months ended March 27, 2021, the Company had paid $2,172,709 in fees to SCP for interim management and restructuring support. During the nine months ended March 27, 2021, Mr. Lynch and Mr. Bossidy each received 124,868 stock options.

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

Three and Nine Months Ended March 27, 2021 and March 28, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

24.	DISCONTINUED OPERATIONS

During the fiscal year ended June 27, 2020, the Company contemplated the divesture of non-core assets and management entered into a plan to sell its operations in the state of Arizona. Consequently, assets and liabilities allocable to the operations within the state of Arizona were classified as a discontinued operation. The assets associated with the Arizona component have been measured at the lower of their carrying amount or FVLCTS. Revenue and expenses, gains or losses relating to the discontinuation of Arizona operations have been eliminated from profit or loss from the Company’s continuing operations and are shown as a single line item in the unaudited interim Condensed Consolidated Statements of Operations.

During the fiscal year ended June 27, 2020, the Company began separate negotiations to sell its operations in the state of Arizona, including the related management entities. In October 2020, Kannaboost Technology Inc. and CSI Solutions LLC (collectively referred to as “Level Up”) was sold at auction for a total sales price of $25,150,000, of which the Company has not received the proceeds as of March 27, 2021. Refer to “Note 21 - Commitments and Contingencies” for further information. All outstanding membership interests in Level Up and all operational control and risk of loss was transferred to the purchaser on November 5, 2020. Upon deconsolidation, the Company will not have any continuing involvement with the former subsidiary outside of the litigation disclosed in “Note 21 – Commitments and Contingencies”. The Company recognized a loss upon sale of membership interests of $1,628,124 for the net carrying value of the assets as of the disposition date which was determined as the book value less direct costs to sell and is recognized on the unaudited interim Condensed Consolidated Statements of Operations during the nine months ended March 27, 2021. On June 29, 2020, the Company entered into a non-binding term sheet for the remaining Arizona subsidiary classified as discontinued operations for total gross proceeds of $9,000,000, subject to certain adjustments. As of March 27, 2021, the contemplated transaction is subject to customary closing conditions and is expected to close within the next twelve months. After the close of the transaction, there will be no continued involvement with the sellers.

On January 29, 2018, the Company acquired all membership interests and assets in Project Compassion NY, LLC (“Project Compassion”) as a part of the formation of MM Enterprises USA through a joint venture. Through Project Compassion, the Company has one cultivation and production facility in Utica, New York, and operates four dispensaries in the state of New York that are located in Buffalo, Lake Success, Salina and Manhattan (collectively, “MedMen NY, Inc.”). During the three months ended March 27, 2021, the Company contemplated the divesture of non-core assets and management entered into a plan to sell MedMen NY, Inc. On February 25, 2021, the Company entered into a definitive investment agreement to sell a controlling interest in MedMen NY, Inc. equity of approximately 86.7% with the option to purchase the remaining equity of approximately 13.3% that the Company will retain in MedMen NY, Inc. following the sale for a total sales price of up to $73,000,000. In conjunction with the investment agreement, MedMen NY, Inc. will engage the services of the purchaser pursuant to a management agreement until regulatory approval has been obtained. The aggregate sales price consists of a cash purchase price of $35,000,000, subject to adjustments and a senior secured promissory note of $28,000,000 which shall be assigned to Hankey Capital in partial satisfaction of the outstanding debt, and within five business days after the first sale by MedMen NY, Inc. of adult-use cannabis products at one or more of its retail store locations, additional shares of MedMen NY, Inc. will be purchased for $10,000,000 in cash. The proceeds in cash will be used to repay a portion of the Hankey Capital notes payable due by the Company. Accordingly, interest expense and amortization of debt discounts and loan origination fees related to the Senior Secured Term Loan Facility totalling $4,797,506 and $2,308,388, was allocated to discontinued operations for the three months ended March 27, 2021 and 2020, respectively and $13,329,130 and $7,507,064 for the nine months ended March 27, 2021 and 2020, respectively. Refer to “Note 12 - Notes Payable” for discussion on the outstanding Facility. As of March 27, 2021, the initial closing of the investment has not occurred and is expected to close within the next twelve months.

Consequently, assets and liabilities allocable to the operations within the state of New York were classified as a discontinued operation. Revenue and expenses, gains or losses relating to the discontinuation of New York operations have been eliminated from profit or loss from the Company’s continuing operations and are shown as a single line item in the unaudited interim Condensed Consolidated Statements of Operations. The assets associated with the New York component have been measured at the lower of the carrying amount or FVLCTS.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Nine Months Ended March 27, 2021 and March 28, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

24.	DISCONTINUED OPERATIONS (Continued)

The Company will continue to operate the remaining Arizona and New York operations until the ultimate sale of the components. The operating results of the discontinued operations are summarized as follows:

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2021	2020	2021	2020

Revenue	$7,387,484	$5,865,570	$15,768,813	$18,856,242
Cost of Goods Sold	4,621,955	4,746,321	9,788,393	14,051,806

Gross Profit	2,765,529	1,119,249	5,980,420	4,804,436

Expenses:
General and Administrative	3,215,889	4,471,200	9,415,436	14,853,915
Sales and Marketing	21,756	2,986	52,857	45,991
Depreciation and Amortization	1,003,276	518,691	2,528,380	2,932,558
Gain on Disposal of Assets	(13,375,430)	-	(13,375,430)	-
Impairment Expense	-	-	-	46,702,659

Total Expenses	(9,134,509)	4,992,877	(1,378,757)	64,535,123

Operating Income (Loss) from Discontinued Operations	11,900,038	(3,873,628)	7,359,177	(59,730,687)

Other Expense (Income):
Interest Expense	2,629,476	1,985,129	7,549,165	4,066,905
Interest Income	(1,545)	-	(1,545)	-
Amortization of Debt Discount and Loan Origination Fees	2,197,946	323,916	5,834,043	3,444,098
Other (Income) Expense	(177,006)	(584)	(174,341)	77,494

Total Other Expense	4,648,871	2,308,461	13,207,322	7,588,497

Income (Loss) on Discontinued Operations Before Provision for Income Taxes	7,251,167	(6,182,089)	(5,848,145)	(67,319,184)
Provision for Income Tax Benefit (Expense)	358,816	338,376	(175,284)	8,522,082

Income (Loss) on Discontinued Operations	$7,609,983	$(5,843,713)	$(6,023,429)	$(58,797,102)

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Nine Months Ended March 27, 2021 and March 28, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

24.	DISCONTINUED OPERATIONS (Continued)

The carrying amounts of assets and liabilities in the disposal group are summarized as follows:

	March 27,	June 27,
	2021	2020

Carrying Amounts of the Assets Included in Discontinued Operations:

Cash and Cash Equivalents	$1,115,295	$1,198,390
Restricted Cash	5,280	8,844
Accounts Receivable	744,830	283,730
Prepaid Expenses	371,185	172,403
Inventory	6,252,896	6,985,120
Other Current Assets	-	64,600

TOTAL CURRENT ASSETS (1)

Property and Equipment, Net	15,344,556	15,213,580
Operating Lease Right-of-Use Assets	24,428,302	26,349,789
Intangible Assets, Net	14,255,791	18,936,173
Goodwill	960,691	960,692
Other Assets	525,646	1,688,316

TOTAL NON-CURRENT ASSETS (1)

TOTAL ASSETS OF THE DISPOSAL GROUP CLASSIFIED AS HELD FOR SALE	$64,004,472	$71,861,637

Carrying Amounts of the Liabilities Included in Discontinued Operations:

Accounts Payable and Accrued Liabilities	$4,898,172	$6,231,931
Income Taxes Payable	1,273,275	775,714
Other Current Liabilities	326,567	22,747
Current Portion of Operating Lease Liabilities	2,425,234	1,824,862

TOTAL CURRENT LIABILITIES (1)

Operating Lease Liabilities, Net of Current Portion	25,540,209	25,417,774
Finance Lease Liabilities, Net of Current Portion	349,312	-
Deferred Tax Liabilities	9,710,451	14,663,497

TOTAL NON-CURRENT LIABILITIES (1)

TOTAL LIABILITIES OF THE DISPOSAL GROUP CLASSIFIED AS HELD FOR SALE	$44,523,220	$48,936,525

(1)	The assets and liabilities of the remaining Arizona disposal group and MedMen NY, Inc. classified as held for sale are classified as current on the unaudited interim Condensed Consolidated Balance Sheets as of March 27, 2021 because it is probable that the sale will occur and proceeds will be collected within one year. The assets and liabilities of Level Up classified as held for sale are classified as current in the amounts of $21,181,051 and $15,060,302, respectively, on the audited Consolidated Balance Sheets as of June 27, 2020. The assets and liabilities of MedMen NY, Inc. classified as held for sale are classified as current and noncurrent in the amounts of $4,440,127and $46,228,551, respectively, on the audited Consolidated Balance Sheets as of June 27, 2020. The liabilities of MedMen NY, Inc. classified as held for sale are classified as current and noncurrent in the amounts of $2,915,276 and $30,960,947, respectively, on the audited Consolidated Balance Sheets as of June 27, 2020.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three and Nine Months Ended March 27, 2021 and March 28, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

25.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 11, 2021, which is the date these unaudited interim Condensed Consolidated Financial Statements were issued and has concluded that the following subsequent events have occurred that would require recognition in the unaudited interim Condensed Consolidated Financial Statements or disclosure in the notes to the unaudited interim Condensed Consolidated Financial Statements.

Senior Secured Credit Facility

On April 21, 2021, the Company cancelled existing warrants issued to Gotham Green Partners pursuant to the Fifth Amendment of the Senior Secured Credit Facility, see “Note 13 – Senior Secured Credit Facility” for further information. The following warrants were immediately and automatically cancelled in the amounts of 32,451,923, 6,490,385, 16,875,000 and 41,967,832 which were exercisable at $0.26, $0.26, $0.20 and $0.16, respectively.

26.	RECLASSIFICATIONS

Certain comparative amounts have been reclassified to conform with current period presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of the financial condition and results of operations of MedMen Enterprises Inc. (“MedMen Enterprises”, “MedMen” or the “Company”) is for the three and nine months ended March 27, 2021. The following discussion should be read in conjunction with, and is qualified in its entirety by, the unaudited condensed consolidated financial statements and the accompanying notes presented in Item 1 of this Form 10-Q and those discussed in Item 13 of the Company’s Registration Statement on Form 10 (the “Form 10”) originally filed with the SEC on August 24, 2020, and as subsequently amended. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below for many reasons, including the risks described in “Disclosure Regarding Forward-Looking Statements,” Item 1A— “Risk Factors” and elsewhere in this Form 10-Q.

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

Fiscal Period

The Company’s fiscal year is a 52/53-week year ending on the last Saturday in June. In a 52-week fiscal year, each of the Company’s quarterly periods will comprise 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. The Company’s first 53-week fiscal year will occur in fiscal year 2024. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in June and the associated quarters, months and periods of those fiscal years. For the current interim period, the three months ended March 27, 2021 and March 28, 2020 refer to the 13 weeks ended therein, and the nine months ended March 27, 2021 and March 28, 2020 refer to the 39 weeks ended therein.

Selected Financial Data

The following table sets forth the Company’s selected consolidated financial data for the periods, and as of the dates, indicated. The Condensed Consolidated Statements of Operations data for the three and nine months ended March 27, 2021 and March 28, 2020 have been derived from the unaudited interim Condensed Consolidated Financial Statements of the Company and its subsidiaries, which are included in Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”).

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

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
($ in Millions)	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$32.0	$44.1	$96.4	$123.4
Gross Profit	$13.3	$13.7	$45.7	$44.8
Loss from Operations	$(26.9)	$(40.6)	$(47.2)	$(154.0)
Total Other Expense	$22.7	$20.0	$56.1	$42.9
Net Loss from Continuing Operations	$(17.4)	$(46.8)	$(105.4)	$(149.8)
Net Income (Loss) from Discontinued Operations	$7.6	$(5.8)	$(6.0)	$(58.8)
Net Loss	$(9.8)	$(52.6)	$(111.4)	$(208.6)
Net Income (Loss) Attributable to Non-Controlling Interest	$4.0	$(27.7)	$(26.1)	$(118.3)
Net Loss Attributable to Shareholders of MedMen Enterprises Inc.	$(13.8)	$(24.9)	$(85.3)	$(90.3)

Adjusted Net Loss from Continuing Operations (Non-GAAP)	$(6.4)	$(27.5)	$(99.2)	$(85.0)
EBITDA from Continuing Operations (Non-GAAP)	$(23.3)	$(44.5)	$(37.4)	$(150.0)
Adjusted EBITDA from Continuing Operations (Non-GAAP)	$(12.3)	$(24.7)	$(33.8)	$(87.1)

Quarterly Highlights

Continued Strategic Partnership with Gotham Green Partners

On April 23, 2019, the Company secured a senior secured convertible credit facility (the “GGP Facility”) to provide up to $250,000,000 in gross proceeds, arranged by Gotham Green Partners (“GGP”). The GGP Facility has been accessed to date through issuances to the lenders of convertible senior secured notes (“GGP Notes”) co-issued by the Company and MM Can USA, Inc. (“MM CAN” or “MedMen Corp.”). Refer to “Note 13 – Senior Secured Convertible Credit Facility” of the unaudited interim condensed consolidated financial statements in Item 1 for further information. As of March 27, 2021, the Company has drawn down on a total of $165,000,000 on the GGP Facility. The principal amount of the GGP Facility has been and is anticipated to be used for ongoing operations, capital expenditures and other corporate purposes.

On January 11, 2021, the Company entered into a Third Amended and Restated Securities Purchase Agreement (the “Third Restatement”) to the GGP Facility pursuant to which the Company received an additional advance of $10,000,000 evidenced by the issuance of senior secured convertible notes (the “Notes”) with a conversion price of $0.1608 per Class B Subordinate Voting Share (a “Share”). In connection with the Third Restatement, the Company paid a fee to the lenders of $937,127 evidenced by the issuance of senior secured convertible notes with a conversion price of $0.1608 per Share (the “Restatement Fee Notes”). The Company also issued to the lenders 62,174,567 share purchase warrants exercisable for five years at a purchase price of $0.1608 per Share (the “Warrants”). The Notes, Restatement Fee Notes and Warrants include down round adjustment provisions, with certain exceptions, if the Company issues securities at a lower price.

Pursuant to the terms of the Third Restatement, of the $168,100,000 senior secured convertible notes outstanding prior to Tranche 4 and the Incremental Advances thereunder (including paid-in-kind interest accrued on such notes), the conversion price of $47,100,000 of the notes was changed to $0.17 per Share, of which $16,800,000 of the notes will continue to be subject to down round adjustment provisions. In addition, the Company cancelled an aggregate of 2,160,507 warrants that were issued with such notes and, in exchange, issued 41,967,832 warrants with an exercise price of $0.1608 per Subordinate Voting Share.

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

On January 29, 2021, the Company closed on a fifth tranche of $1,000,000 under its existing unsecured convertible facility with a conversion price of $0.16 per Subordinate Voting Share. In connection with the fifth tranche, the Company issued 3,355,000 warrants with an exercise price of $0.19 per share. As of March 27, 2021, the Company has received total gross proceeds of $5,000,000 under the Unsecured Convertible Facility.

Discontinued Operations

On February 25, 2021, MedMen NY, Inc. (“MMNY”) and its parent, MM Enterprises USA, LLC (“MM Enterprises USA”), entered into an investment agreement (the “Investment Agreement”) with Ascend Wellness Holdings, LLC ( “AWH NY”), and Ascend Wellness Holdings, LLC (“AWH”) whereby, subject to approval from the New York State Department of Health and other applicable regulatory bodies, AWH agreed to purchase shares of common stock of MMNY for an aggregate purchase price of up to $73.0 million as follows: (a) $35.0 million in cash to be invested in MMNY (as may be adjusted in accordance with the Investment Agreement), (b) AWH NY will issue a senior secured promissory note with a principal amount of $28.0 million, guaranteed by AWH, (c) and within five business days after the first sale by MMNY of adult use cannabis products at one or more of its retail store locations, AWH will purchase additional shares of MMNY for $10.0 million in cash, which cash investments and note will be used to reduce the amounts owed to the Company’s senior secured lender. In conjunction with the Investment Agreement, MedMen NY, Inc. will engage the services of the purchaser pursuant to a management agreement until regulatory approval has been obtained.

As a result, assets and liabilities allocable to the operations within the state of New York were classified as held for sale. In addition, revenue and expenses, gains or losses relating to the discontinuation of New York operations were classified as discontinued operations and were eliminated from profit or loss from the Company’s continuing operations for all periods presented. Discontinued operations are presented separately from continuing operations in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows.

Private Placements

On February 16, 2021, the Company entered into subscription agreements with institutional investors for the sale of $2,866,000 in units at a purchase price of $0.3713 per unit. Each unit consists of one Class B subordinate voting share of the Company and one warrant. Each warrant is exercisable for a period of five years to purchase one share at an exercise price of $0.4642 per share, subject to the terms and conditions set forth in the warrant.

On March 18, 2021, the Company issued 50,000,000 units to an institutional investor at a purchase price of C$0.40 per unit for an aggregate of C$20,000,000. Each unit consisted of one Class B Subordinate Voting Share and one share purchase warrant. Each warrant permits the holder to purchase one share for a period of three years from the date of issuance at an exercise price of C$0.50 per share, subject to the terms and conditions set forth in the warrant. The proceeds will be used to: (i) support MedMen’s Florida strategic growth plan, and (ii) fund certain costs related to opening locations in Massachusetts, Illinois and California, and (iii) for general corporate purposes.

Assets Held for Sale

In December 2020, the Company entered into a purchase agreement to sell a non-operational cannabis license in Grover Beach, California for a total consideration of $3,750,000 of which $3,500,000 will be received in cash thirty days following the closing on March 5, 2021 and $250,000 will be received in equity consideration. All assets and liabilities related to Grover Beach as of March 27, 2021 are excluded from the Company’s Condensed Consolidated Balance Sheets and all profits or losses from this subsidiary subsequent to March 5, 2021 are excluded from the Company’s Condensed Consolidated Statements of Operations.

Factors Affecting Performance

Company management believes that the nascent cannabis industry represents an extraordinary opportunity in which the Company’s performance and success depend on a number of factors:

●	Market Expansion. The Company’s success in achieving a desirable retail footprint is attributable to its market expansion strategy, which was a key driver of revenue growth. The Company exercises discretion in focusing on investing in retail locations that can deliver near term increased earnings to the Company.

●	Retail Growth. MedMen stores are located in premium locations in markets such as California, Nevada, Illinois and Florida. As it continues to increase sales, the Company expects to leverage its retail footprint to develop a robust distribution model.

●	Direct-to-Consumer Channel Rollout. MedMen Delivery is available in California. The Company benefited from increased traction with in-store pickup as well as delivery service, curbside pickup and loyalty rewards program.

●	COVID-19. On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. While the ultimate severity of the outbreak and its impact on the economic environment is uncertain, the Company is monitoring this closely. The Company’s business depends on the uninterrupted operation of its stores and facilities. In the event that the Company were to experience widespread transmission of the virus at one or more of the Company’s stores or other facilities, the Company could suffer reputational harm or other potential liability. To date, the Company has generally implemented certain safety measures to ensure the safety of its customers and associates, which may have the effect of discouraging shopping or limiting the occupancy of our stores. These measures, and any additional measures that have been and may continue to be taken in response to the COVID-19 pandemic, have substantially decreased and may continue to decrease, the number of customers that visit our stores which has had, and will likely continue to have a material adverse effect on our business, financial condition and results of operations. The ultimate magnitude of COVID-19, including the extent of its overall impact on our financial and operational results cannot be reasonably estimated at this time; however, the Company has experienced significant declines in sales. The overall impact will depend on the length of time that the pandemic continues, the extent to which it affects our ability to raise capital, and the effect of governmental regulations imposed in response to the pandemic as well as uncertainty regarding all of the foregoing. At this time, it is unclear how long these measures may remain in place, what additional measures maybe imposed, or when our operations will be restored to the levels that existed prior to the COVID-19 pandemic.

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

Components of Results of Operations

Revenue

For the three and nine months ended March 27, 2021, the Company derives the majority of its revenue from direct sales to customers in its retail stores. During the three and nine months ended March 27, 2021, approximately 65% of revenue was generated from operations in California, with the remaining 35% from operations in Nevada, Illinois and Florida. Revenue through retail stores is recognized upon delivery of the goods to the customer and when collection is reasonably assured, net of an estimated allowance for sales returns.

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

Three Months Ended March 27, 2021 Compared to Three Months Ended March 28, 2020

	Three Months Ended
	March 27,	March 28,
($ in Millions)	2021	2020	$ Change	% Change
	(unaudited)	(unaudited)

Revenue	$32.0	$44.1	$(12.1)	(27)%
Cost of Goods Sold	18.7	30.4	(11.7)	(38)%

Gross Profit	13.3	13.7	(0.4)	(3)%

Expenses:
General and Administrative	28.9	43.0	(14.1)	(33)%
Sales and Marketing	0.1	1.0	(0.9)	(90)%
Depreciation and Amortization	8.0	7.5	0.5	7%
Realized and Unrealized Loss on Changes in Fair Value of Contingent Consideration	-	1.0	(1.0)	(100)%
Impairment Expense	1.6	-	1.6	100%
Other Operating Expense	1.6	1.8	(0.2)	(11)%

Total Expenses	40.2	54.3	(14.1)	(26)%

Loss from Operations	(26.9)	(40.6)	13.7	(34)%

Other Expense (Income):
Interest Expense	10.1	7.1	3.0	42%
Interest Income	-	(0.1)	0.1	100%
Amortization of Debt Discount and Loan Origination Fees	8.1	1.5	6.6	440%
Change in Fair Value of Derivatives	(1.9)	-	(1.9)	(100)%
Realized and Unrealized Loss (Gain) on Investments	-	(0.1)	0.1	(100)%
Loss on Extinguishment of Debt	6.4	11.6	(5.2)	(45)%

Total Other Expense	22.7	20.0	2.7	14%

Loss from Continuing Operations Before Provision for Income Taxes	(49.6)	(60.6)	11.0	(18)%
Provision for Income Tax Benefit	32.2	13.8	18.4	133%

Net Loss from Continuing Operations	(17.4)	(46.8)	29.4	(63)%
Net Income (Loss) from Discontinued Operations, Net of Taxes	7.6	(5.8)	13.4	(231)%

Net Loss	(9.8)	(52.6)	42.8	(81)%

Net Income (Loss) Attributable to Non-Controlling Interest	4.0	(27.7)	31.7	(114)%

Net Loss Attributable to Shareholders of MedMen Enterprises Inc.	$(13.8)	$(24.9)	$11.1	(45)%

Adjusted Net Loss from Continuing Operations (Non-GAAP)	$(6.4)	$(27.5)	$21.1	(77)%
EBITDA from Continuing Operations (Non-GAAP)	$(23.3)	$(44.5)	$21.2	(48)%
Adjusted EBITDA from Continuing Operations (Non-GAAP)	$(12.3)	$(24.7)	$12.4	(50)%

Revenue

Revenue for the three months ended March 27, 2021 was $32.0 million, a decrease of $12.1 million, or 27%, compared to revenue of $44.1 million for the three months ended March 28, 2020. The decrease in revenue was primarily due to the impact of COVID-19 in overall retail traffic and tourism as further discussed below. During the three months ended March 27, 2021, MedMen had 24 active retail locations in the states of California, New York, Nevada, Arizona, Illinois and Florida, of which one retail location located within the state of Arizona and four retail locations located within the state of New York were classified as discontinued operations, compared to 32 active retail locations for the comparative prior period. During the fiscal third quarter of 2021, five retail locations in the state of Florida remained temporarily closed in order to redirect inventory from its Eustis cultivation facility to its highest performing stores and thus excluded from the number of active retail locations as of March 27, 2021. Also during the fiscal third quarter of 2021, the Company contemplated the sale of four retail stores in New York and entered into a definitive investment agreement to sell a controlling interest, subject to regulatory approval. As of March 27, 2021, the Company had 19 active retail locations related to continuing operations, a decrease of six active retail locations, compared to 25 active retail locations related to continuing operations for the comparative prior period.

The decrease in revenue was primarily related to the impact of the COVID-19 pandemic as well as the number of active retail locations related to continuing operations. The Company experienced decreased sales in certain locations within California, Illinois and Nevada due to reduced foot traffic as a result of shelter-at-home orders, declining tourism, and social distancing restrictions within a retail establishment. Retail revenue for the three months ended March 27, 2021 in California, Illinois and Nevada decreased $9.4 million, $2.0 million and $1.5 million, respectively, compared to the three months ended March 28, 2020. In Florida, revenues have not been significantly impacted by COVID-19 with retail locations in those markets having increased sales by $1.0 million during the three months ended March 27, 2021. During the three months ended March 27, 2021, the Company continues to enhance its retail experience through better product assortment, customer service and purchasing options with an emphasis on curbside pickup and delivery in response to the COVID-19 pandemic. During the fiscal third quarter of 2021, the Company has maintained modified store operations based on Centers for Disease Control and Prevention guidelines and local ordinances which limit in-store traffic for certain locations and consequently increased focus on direct-to-consumer delivery, including curbside pickup. MedMen expects to continue offering a variety of purchasing options for its customers to navigate through the COVID-19 pandemic, which is expected to increase revenues in the coming periods.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the three months ended March 27, 2021 was $18.7 million, a decrease of $11.7 million, or 38%, compared with $30.4 million of cost of goods sold for the three months ended March 28, 2020. Gross profit for the three months ended March 27, 2021 was $13.3 million, representing a gross margin of 42%, compared with gross profit of $13.7 million, representing a gross margin of 31%, for the three months ended March 28, 2020. The increase in gross margin is primarily due to the Company’s retail optimization efforts in which improvements in the Company’s product sourcing and favorable changes to pricing and payment terms in key vendor agreements resulted in improved margins for the fiscal third quarter of 2021. In addition, the Company’s shrink-to-grow plan in Florida continues to drive results in which improving plant yield and quality has resulted in an increase in average revenue per box.

For the three months ended March 27, 2021, the Company had 24 active retail locations in the states of California, New York, Nevada, Arizona, Illinois and Florida, of which one located within the state of Arizona and four located within the state of New York were classified as discontinued operations, compared to 32 active retail locations for the comparative prior period. For the three months ended March 27, 2021, MedMen operated five cultivation and production facilities, of which one cultivation and production facility is located within the state of Arizona and one location within the state of New York were classified as discontinued operations compared to six cultivation facilities for the three months ended March 28, 2020. As of the fiscal third quarter of 2021, the Company continues to evaluate strategic partnerships for its cultivation and production facilities in California and Nevada. During the fiscal fourth quarter of 2020, five retail locations in Florida were temporarily closed in order to shift supply levels from its Eustis cultivation facility to the Company’s highest-performing stores in Florida which remain closed as of March 27, 2021. MedMen expects margins to improve in the coming periods as the Company restructures certain operations and divests licenses in non-core markets.

Total Expenses

Total expenses for the three months ended March 27, 2021 were $40.2 million, a decrease of $14.1 million, or 26%, compared to total expenses of $54.3 million for the three months ended March 28, 2020, which represents 126% of revenue for the three months ended March 27, 2021, compared to 123% of revenue for the three months ended March 28, 2020. The decrease in total expenses was attributable to the factors described below.

General and administrative expenses for the three months ended March 27, 2021 and March 28, 2020 were $28.9 million and $43.0 million, respectively, a decrease of $14.1 million, or 33%. General and administrative expenses have decreased primarily due to the Company’s efforts to reduce company-wide selling, general and administrative expenses (“SG&A”). Key drivers of the decrease in general and administrative expenses include overall corporate cost savings, strategic headcount reductions across various departments, and elimination of non-core functions and overhead in several departments, resulting in a decrease in payroll and payroll related expenses of $8.0 million, and a decrease in share-based compensation of $1.6 million. In addition, licenses, fees and taxes decreased $2.5 million from the comparative prior period due to the decrease in the number of active retail locations and facilities for the three months ended March 27, 2021.

Sales and marketing expenses for the three months ended March 27, 2021 and March 28, 2020 were $0.1 million and $1.0 million, respectively, a decrease of $0.9 million, or 90%. The decrease in sales and marketing expenses is primarily attributed to the reduction in marketing and sales related spending compared to the same period in the prior year as part of the Company’s corporate cost reduction initiatives.

Depreciation and amortization for the three months ended March 27, 2021 and March 28, 2020 was $8.0 million and $7.5 million, respectively, an increase of $0.5 million, or 7%, which is relatively consistent with the prior period.

Realized and unrealized changes in fair value of contingent consideration for the three months ended March 27, 2021 and March 28, 2020 was nil and $1.0 million, respectively, a decrease of $1.0 million, or 100%. The contingent consideration is related to an acquisition of a California dispensary license during the fiscal first quarter of 2020 wherein the liability is remeasured at each reporting period. The lock-up period expired during the fiscal second quarter of 2021 related to the contingent consideration of the acquired California dispensary.

Other operating expenses for the three months ended March 27, 2021 and March 28, 2020 were $1.6 million and $1.8 million, respectively. Other expenses include loss on disposal of assets, restructuring fees, loss on settlement of accounts payable, and gain on lease terminations.

Total Other Expense

Total other expense for the three months ended March 27, 2021 was $22.7 million, an increase of $2.7 million compared to total other expense of $20.0 million, or 14%, for the three months ended March 28, 2020. The increase in total other expense was primarily attributable to the Company's higher debt balance as of March 27, 2021 which increased $15.9 million compared to March 28, 2020 as a result of the 2020 Term Loan and the Unsecured Convertible Facility as well as issuances from the GGP Facility. Accordingly, amortization of debt discount and loan origination fees of $8.1 million for the three months ended March 27, 2021 increased by $6.6 million compared to $1.5 million for the three months ended March 28, 2020 and interest expense of $10.1 million for the three months ended March 27, 2021 increased by $3.0 million compared to $7.1 million for the three months ended March 28, 2020. The Company recorded a loss on extinguishment of debt of $11.6 million in the prior period versus a loss of $6.4 million in the current period. During the three months ended March 27, 2021, the Company recognized a loss of $4.0 million for the modification of the Unsecured Convertible Facility for additional issuances of warrants and a loss of $2.4 million for the amendment of a promissory note.

Provision for Income Taxes

The provision for income tax benefit for the three months ended March 27, 2021 was $32.2 million compared to the provision for income tax benefit of $13.8 million for the three months ended March 28, 2020, primarily attributable to an increase in expenses incurred during the three months ended March 27, 2021 that carry deferred tax impacts resulting in no effect on the annual estimate tax rate relative to pre-tax book income.

Net Loss

Net loss from continuing operations for the three months ended March 27, 2021 was $17.4 million, a decrease of $29.4 million, or 63%, compared to a net loss from continuing operations of $46.8 million for the three months ended March 28, 2020. The decrease in net loss from continuing operations was mainly attributable to the Company’s continued focus on cost efficiency within the corporate structure, which includes strategic headcount reductions, elimination of non-core functions and overhead in several departments, renegotiation of ancillary cost to the business Net loss from continuing operations for the fiscal third quarter of 2021 was also positively impacted by the increase of $18.4 million in provision for income tax benefit as described above. Net income attributable to non-controlling interest for the three months ended March 27, 2021 was $4.0 million, resulting in net loss of $13.8 million attributable to the shareholders of MedMen Enterprises Inc. compared to $24.9 million for the three months ended March 28, 2020.

Nine Months Ended March 27, 2021 Compared to Nine Months Ended March 28, 2020

	Nine Months Ended
	March 27,	March 28,
($ in Millions)	2021	2020	$ Change	% Change

Revenue	$96.4	$123.4	$(27.0)	(22)%
Cost of Goods Sold	50.7	78.6	(27.9)	(35)%

Gross Profit	45.7	44.8	0.9	2%

Expenses:
General and Administrative	89.7	150.8	(61.1)	(41)%
Sales and Marketing	0.5	10.4	(9.9)	(95)%
Depreciation and Amortization	24.8	22.4	2.4	11%
Realized and Unrealized Loss on Changes in Fair Value of Contingent Consideration	0.3	8.4	(8.1)	(96)%
Impairment Expense	2.4	-	2.4	100%
Other Operating (Income) Expense	(24.8)	6.8	(31.6)	(465)%

Total Expenses	92.9	198.8	(105.9)	(53)%

Loss from Operations	(47.2)	(154.0)	106.8	(69)%

Other Expense (Income):
Interest Expense	26.6	21.3	5.3	25%
Interest Income	(0.6)	(0.8)	0.2	(25)%
Amortization of Debt Discount and Loan Origination Fees	14.7	3.2	11.5	359%
Change in Fair Value of Derivatives	(2.1)	(8.0)	5.9	(74)%
Realized and Unrealized Gain on Investments	-	(16.6)	16.6	(100)%
Loss on Extinguishment of Debt	17.5	43.8	(26.3)	(60)%

Total Other Expense	56.1	42.9	13.2	31%

Loss from Continuing Operations Before Provision for Income Taxes	(103.3)	(196.9)	93.6	(48)%
Provision for Income Tax (Expense) Benefit	(2.1)	47.1	(49.2)	(104)%

Net Loss from Continuing Operations	(105.4)	(149.8)	44.4	(30)%
Net Loss from Discontinued Operations, Net of Taxes	(6.0)	(58.8)	52.8	(90)%

Net Loss	(111.4)	(208.6)	97.2	(47)%

Net Loss Attributable to Non-Controlling Interest	(26.1)	(118.3)	92.2	(78)%

Net Loss Attributable to Shareholders of MedMen Enterprises Inc.	$(85.3)	$(90.3)	$5.0	(6)%

Adjusted Net Loss from Continuing Operations (Non-GAAP)	$(99.2)	$(85.0)	$(14.2)	17%
EBITDA from Continuing Operations (Non-GAAP)	$(37.4)	$(150.0)	$112.6	(75)%
Adjusted EBITDA from Continuing Operations (Non-GAAP)	$(33.8)	$(87.1)	$53.3	(61)%

Revenue

Revenue for the nine months ended March 27, 2021 was $96.4 million, a decrease of $27.0 million, or 22%, compared to revenue of $123.4 million for the nine months ended March 28, 2020. The decrease in revenue was driven by the impact of COVID-19 during the nine months ended March 27, 2021. Retail revenue for the nine months ended March 27, 2021 in California and Nevada decreased $31.3 million and $6.2 million, respectively, compared to the nine months ended March 28, 2020 offset by increased retail sales in Illinois and Florida by $6.6 million and $3.9 million, respectively, during the nine months ended March 27, 2021. During the nine months ended March 27, 2021, the Company modified its retail operations in select markets to include curbside pickup and delivery in response to the COVID-19 pandemic. MedMen expects to continue offering a variety of purchasing options for its customers to navigate through the COVID-19 pandemic, which is expected to increase revenues in the coming periods. Further, overall decreased sales were also related to temporary closures and the divestiture of certain retail locations as part of the Company’s turnaround plan implemented in November 2019. For the nine months ended March 27, 2021, MedMen had 24 active retail locations in the states of California, New York, Nevada, Arizona, Illinois and Florida, of which one retail location within the state of Arizona and four retail locations within the state of New York were classified as discontinued operations, compared to 32 active retail locations with three located within the state of Arizona and four located within the state of New York classified as discontinued operations for the comparative prior period. Since March 28, 2020, the Company opened their Coral Shores location and temporarily closed five retail locations in the state of Florida to redirect inventory from its Eustis facility to its highest performing stores. The Company also divested four retail locations in California, Illinois, and Arizona since March 28, 2020 to raise non-dilutive financing through the sale of non-core assets. As of March 27, 2021, the Company had 19 active retail locations related to continuing operations.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the nine months ended March 27, 2021 was $50.7 million, a decrease of $27.9 million, or 35%, compared with $78.6 million of cost of goods sold for the nine months ended March 28, 2020. The decrease in cost of goods sold is primarily driven by the decrease in active retail locations and cultivation and manufacturing facilities. For the nine months ended March 27, 2021, the Company had 24 active retail locations in the states of California, New York, Nevada, Arizona, Illinois and Florida, of which one located within the state of Arizona and four located within New York were classified as discontinued operations, compared to 32 active retail locations for the comparative prior period. Gross profit for the nine months ended March 27, 2021 was $45.7 million, representing a gross margin of 47%, compared with gross profit of $44.8 million, representing a gross margin of 36%, for the nine months ended March 28, 2020. The increase in gross margin is primarily due to the Company’s focus on retail profitability and improvements in its supply chain and cultivation facilities. During the nine months ended March 27, 2021, the Company strategically closed five retail locations in Florida to provide better and consistent supply for its patients. While these dispensaries remain temporarily closed as of March 27, 2021, the Company saw improved plant yields and quality driving improved margins. For the nine months ended March 27, 2021, MedMen operated five cultivation and production facilities compared to six cultivation facilities in the comparative prior period. In November 2020, the Company completed the sale of one facility in Arizona (Tempe) as a result of the Company’s plan to divest non-core assets. During the nine months ended March 27, 2021, the Company also reduced the cash burn associated with cultivation and manufacturing operations in California and Nevada and continues to evaluate strategic partnerships for these facilities. MedMen expects margins to improve in the coming periods as the Company restructures certain operations and divests licenses in non-core markets.

Total Expenses

Total expenses for the nine months ended March 27, 2021 were $92.9 million, a decrease of $105.9 million, or 53%, compared to total expenses of $198.8 million for the nine months ended March 28, 2020, which represents 96% of revenue for the nine months ended March 27, 2021, compared to 161% of revenue for the nine months ended March 28, 2020. The decrease in total expenses was attributable to the factors described below.

General and administrative expenses for the nine months ended March 27, 2021 and March 28, 2020 were $89.7 million and $150.8 million, respectively, a decrease of $61.1 million, or 41%. General and administrative expenses have decreased primarily due to the Company’s focus on right-sizing its corporate infrastructure by reducing company-wide SG&A while improving efficiency. Key drivers of the decrease in general and administrative expenses include overall corporate cost savings, strategic headcount reductions across various departments, and elimination of non-core functions and overhead in several departments. The decrease of $61.1 million compared to the nine months ended March 28, 2020 was primarily related to a decrease in payroll and payroll related expenses of $32.0 million, a decrease of $5.6 million in licenses, fees and taxes, a decrease in stock compensation expense of $8.0 million, a decrease in insurance expense of $3.4 million and a decrease in professional fees of $2.2 million.

Sales and marketing expenses for the nine months ended March 27, 2021 and March 28, 2020 were $0.5 million and $10.4 million, respectively, a decrease of $9.9 million, or 95%. The decrease in sales and marketing expenses is primarily attributed to the reduction in marketing and sales related spending due to the implementation of the Company’s cost-cutting strategy. In the fiscal third quarter of 2021, the Company continues to be extremely disciplined on budget allocation to marketing and has redefined its marketing initiatives to target its changing customer base. The Company shifted its approach from third-party listing services to integration efforts with its point-of-sale systems to increase awareness in local customers and improve the customer experience while providing higher returns. Traditional and digital paid media marketing campaign of $7.1 million in the comparative prior period was reduced to nil during the nine months ended March 27, 2021.

Depreciation and amortization for the nine months ended March 27, 2021 and March 28, 2020 was $24.8 million and $22.4 million, respectively, an increase of $2.4 million, or 11%. The increase was primarily related to the increase in leasehold improvements from construction in progress as the Company executed its retail rollout in Florida. The increase was also attributable to the capitalization of deferred tax assets during the fiscal fourth quarter of 2020, resulting in depreciation on deferred tax asset during the nine months ended March 27, 2021 versus nil in the comparative prior period.

Realized and unrealized changes in fair value of contingent consideration for the nine months ended March 27, 2021 and March 28, 2020 was $0.3 million and $8.4 million, respectively, a decrease of $8.1 million, or 96%. The contingent consideration is related to an acquisition of a California dispensary license during the fiscal first quarter of 2020 wherein the expiration of the lock-up period occurred during the fiscal second quarter of 2021.

Impairment expense for the nine months ended March 27, 2021 and March 28, 2020 was $2.4 million and nil, respectively, an increase of $2.4 million, or 100%. The increase relates to the impairment of a California dispensary license transferred to assets held for sale during the fiscal first quarter of 2021 in which the asset was measured at the lower of its carrying amount or FVLCTS upon classification and an impairment of $1.6 million recorded on an intellectual property asset during the fiscal third quarter of 2021.

Other operating (income) expense for the nine months ended March 27, 2021 and March 28, 2020 was $(24.8) million and $6.8 million, respectively, a decrease of $31.6 million, or 465%. Other expenses include loss on disposal of assets, restructuring fees, loss on settlement of accounts payable, and gain on lease terminations. The change was primarily attributable to the $16.3 million gain related to the lease deferral with the REIT during the fiscal first quarter of 2021 as the decrease in present value of lease payments was greater than the remaining net asset balance of finance lease assets. The Company also recognized a $2.9 million gain on lease terminations in Florida and Illinois during the fiscal second quarter of 2021. In addition, during the fiscal third quarter of 2021, the Company recognized a gain on disposal of assets of $13.4 million for the derecognition of an acquisition promissory note and the related accrued interest.

Total Other Expense

Total other expense for the nine months ended March 27, 2021 was $56.1 million, an increase of $13.2 million compared to total other expense of $42.9 million, or 31%, for the nine months ended March 28, 2020. The increase in total other expense was primarily a result of the decrease of loss on extinguishment of debt which totaled $43.8 million related to the First Amendment of the GGP Facility recorded during the nine months ended March 28, 2020. This compared to a net loss on extinguishment of debt of $17.5 million during the current period, resulting in a $26.3 million decrease in loss on extinguishment of debt. This decrease was offset by an increase of interest expense of $5.3 million compared to the nine months ended March 28, 2020 as a result of the Company’s higher debt balance. Similarly, amortization of debt discount increased by $11.5 million compared to the comparative prior period. During the current period, proceeds from issuances of the GGP Facility were $14.6 million and proceeds from issuances of notes payable, including the 2020 Term Loan and the Unsecured Convertible Facility, totaled $15.8 million. Additionally, the Company saw a $16.6 million decrease in gains on investments and a $5.9 million decrease in the loss on changes in fair value of derivatives which are based on the closing price of the Company’s warrants related to bought deals traded on the Canadian Securities Exchange under the ticker symbol “MMEN.WT” which have stabilized during the nine months ended March 27, 2021, compared to the same period prior.

Provision for Income Taxes

The provision for income tax expense for the nine months ended March 27, 2021 was $2.1 million compared to the provision for income tax benefit of $47.1 million for the nine months ended March 28, 2020, primarily due to the Company reporting increased expenses subject to IRC Section 280E relative to pre-tax book loss. The Company incurred a large amount of expenses that were not deductible due to IRC Section 280E limitations which resulted in income tax expense being incurred while there were pre-tax losses for the nine months ended March 27, 2021.

Net Loss

Net loss from continuing operations for the nine months ended March 27, 2021 was $105.4 million, a decrease of $44.4 million, or 30%, compared to a net loss from continuing operations of $149.8 million for the nine months ended March 28, 2020. The decrease in net loss from continuing operations was mainly attributable to the decrease in general and administrative expenses and sales and marketing expenses as a direct result of the Company’s turnaround plan which includes efforts to optimize SG&A and right-size the Company’s corporate infrastructure. In addition to the decrease loss on extinguishment of debt, the Company recognized a $16.3 million gain related to the REIT lease deferral during the fiscal first quarter of 2021 and a $13.4 million gain related to the derecognition of an acquisition promissory note. This was offset by the increase in provision for income taxes as discussed above. Net loss attributable to non-controlling interest for the nine months ended March 27, 2021 was $26.1 million, resulting in net loss of $85.3 million attributable to the shareholders of MedMen Enterprises Inc. compared to $90.3 million for the nine months ended March 28, 2020.

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

These non-GAAP financial measures exclude certain material non-cash items and certain other adjustments the Company believes are not reflective of its ongoing operations and performance. These financial measures are not intended to represent and should not be considered as alternatives to net income, operating income or any other performance measures derived in accordance with GAAP as measures of operating performance or operating cash flows or as measures of liquidity. These non-GAAP financial measures have important limitations as analytical tools and should not be considered in isolation or as a substitute for any standardized measure under GAAP. For example, certain of these non-GAAP financial measures:

●	exclude certain tax payments that may reduce cash available to the Company;

●	do not reflect any cash capital expenditure requirements for the assets being depreciated and amortized that may have to be replaced in the future;

●	do not reflect changes in, or cash requirements for, working capital needs; and

●	do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on debt.

Retail Performance

Within the cannabis industry, MedMen is uniquely focused on the retail component of the value chain. For the fiscal third quarter of 2021, the Company is providing detail with respect to earnings before interest, taxes, depreciation and amortization (“EBITDA”) attributable to the Company’s national retail operations to show how it is leveraging its retail footprint and strategically investing in the future. The table below highlights the Company’s national Retail Adjusted EBITDA Margin (Non-GAAP), which excludes corporate marketing expenses, distribution expenses, inventory adjustments, and local cannabis and excise taxes. Entity-wide Adjusted EBITDA (Non-GAAP) is presented in Item 2 “Reconciliations of Non-GAAP Financial Measures”.

	Fiscal Quarter Ended
	March 27,	December 26,
	2021	2020	$ Change	% Change
Gross Profit	$13.3	$16.3	$(3.0)	(18)%
Gross Margin Rate	42%	53%	-11%	(21)%

Cultivation & Wholesale Revenue	(0.3)	-	(0.3)	100%
Cultivation & Wholesale Cost of Goods Sold	(4.5)	(1.4)	(3.1)	221%
Non-Retail Gross Margin	(4.2)	(1.4)	(2.8)	200%

Retail Gross Margin (Non-GAAP)	$17.5	$17.7	$(0.2)	(1)%
Retail Gross Margin Rate (Non-GAAP)	55%	57%	-2%	(4)%

	Fiscal Quarter Ended
	March 27,	December 26,
	2021	2020	$ Change	% Change

Net Loss	$(9.8)	$(68.9)	$59.1	(86)%
Net (Income) Loss from Discontinued Operations, Net of Taxes	(7.6)	4.9	(12.5)	(255)%
Provision for Income Tax (Benefit) Expense	(32.2)	24.0	(56.2)	(234)%
Other Expense	22.7	13.0	9.7	75%
Excluded Items (1)	3.2	2.8	0.4	14%
Loss from Operations Before Excluded Items	$(23.7)	$(24.2)	$0.5	(2)%

Non-Retail Gross Margin	(4.2)	(1.4)	(2.8)	200%
Non-Retail Operating Expenses (2)	(26.9)	(28.3)	1.4	(5)%
Non-Retail EBITDA Margin	(31.1)	(29.7)	(1.4)	5%

Retail Adjusted EBITDA Margin (Non-GAAP)	$7.4	$5.5	$1.9	35%
Retail Adjusted EBITDA Margin Rate (Non-GAAP)	23%	18%	6%	31%

(1)	Items adjusted from Net Loss for the fiscal quarters ended March 27, 2021 and December 26, 2020 include impairment expense of $1.6 million and nil, respectively, and loss on disposals of assets, restructuring fees and other expenses of $1.6 million and $2.7 million, respectively.

(2)	Non-retail operating expenses is comprised of the following items:

	Fiscal Quarter Ended
	March 27,	December 26,
	2021	2020	$ Change	% Change
Cultivation & Wholesale	$1.3	$1.1	$0.2	18%
Corporate SG&A	16.4	14.5	1.9	13%
Depreciation & Amortization	8.0	8.9	(0.9)	(10)%
Other (3)	1.2	3.6	(2.6)	(68)%
Non-Retail Operating Expenses	26.9	28.3	(1.4)	(5)%

Direct Store Operating Expenses (4)	10.1	12.1	(2.0)	(17)%
Excluded Items (1)	3.2	2.8	0.4	14%
Total Expenses	$40.2	$43.2	$(3.0)	(7)%

(3)	Other non-retail operating expenses excluded from Retail Adjusted EBITDA Margin (Non-GAAP) for the fiscal quarters ended March 27, 2021 and December 26, 2020 primarily consist of transaction costs and restructuring costs of $4.9 million and $2.7 million, respectively, and share-based compensation of $0.1 million and $1.6 million, respectively, as commonly excluded from Adjusted EBITDA from Continuing Operations (Non-GAAP). Refer to Item 2 “Reconciliations of Non-GAAP Financial Measures” below.

(4)	For the current period, direct store operating expenses now includes local taxes of $(0.7) million and nil for the fiscal quarters ended March 27, 2021 and December 26, 2020. Local taxes include cannabis sales and excise taxes imposed by municipalities in which the Company has active retail operations and vary by jurisdiction. Local taxes are not a cost required to directly operate the Company’s stores, but rather a byproduct of retail operations. In addition, distribution expenses of $0.7 million and $1.4 million are also included in direct store operating expenses for the current reporting period. Distribution expenses relate to additional porter fees. Such expenses were presented as additional adjustments to arrive at Retail Adjusted EBITDA Margin (Non-GAAP) in prior periods and are now presented within retail operating expenses for a condensed presentation of Retail Adjusted EBITDA Margin (Non-GAAP).

The non-GAAP retail performance measures demonstrate the Company’s four-wall margins which reflect the sales of the Company’s retail operations relative to the direct costs required to operate such dispensaries. Retail revenue is related to net sales from the Company’s stores, excluding non-retail revenue, such as cultivation and manufacturing revenue. Similarly, retail cost of goods sold and direct store operating expenses are directly related to the Company’s retail operations. Non-Retail Revenue includes revenue from third-party wholesale sales. Non-Retail Cost of Goods Sold includes costs directly related to third-party wholesale sales produced by the Company’s cultivation and production facilities, such as packaging, materials, payroll, rent, utilities, security, etc. While third-party sales were not significant for the fiscal quarter ended March 27, 2021, Non-Retail Cost of Goods Sold related to cultivation and wholesale operations was $4.5 million due to unallocated overages from increased production burn rate. Non-Retail Operating Expenses include ongoing costs related to the Company’s cultivation and wholesale operations, corporate spending, and depreciation and amortization. Non-Retail EBITDA Margin reflects the gross margins of the Company’s cultivation and wholesale operations excluding any related operating expenses. To determine the Company’s four-wall margins, certain costs that do not directly support the Company’s retail function are excluded from Retail Adjusted EBITDA Margin (Non-GAAP).

For the fiscal third quarter of 2021, retail revenue was $31.7 million across the Company’s continuing operations in California, Nevada, Illinois and Florida. This represents a 3% increase, or $0.8 million, over the fiscal second quarter of 2021 of $30.9 million. The increase in retail revenue from continuing operations was driven primarily by increased consumer spending during the fiscal third quarter of 2021 wherein the number of COVID-19 cases nationwide declined and vaccines became available, allowing certain states to reopen and slowly lift restrictions. In particular, retail revenue in California, which is the largest market in which the Company operates in, increased $0.5 million and in Florida increased $0.4 million compared to the fiscal second quarter of 2021.

Retail Gross Margin Rate (Non-GAAP), which is Retail Gross Margin (Non-GAAP) divided by Retail Revenue (Non-GAAP), for the fiscal third quarter of 2021 was 55%, compared to the fiscal second quarter of 2021 of 57% as a result of an inventory impairment of approximately $1.7 million during the three months ended March 27, 2021. The Company continues to focus on optimizing its retail model, including improvements in product sourcing and positive changes to key vendor arrangements. Retail Gross Margin (Non-GAAP) is Retail Revenue (Non-GAAP) less the related Retail Cost of Goods Sold (Non-GAAP). The Company had an aggregate Retail Adjusted EBITDA Margin Rate (Non-GAAP), which is Retail Adjusted EBITDA Margin (Non-GAAP) divided by Retail Revenue (Non-GAAP), of 23% for the fiscal third quarter of 2021 which represents an increase compared to the 18% realized in the fiscal second quarter of 2021 primarily due to direct store operating expenses which include, but are not limited to, rent, utilities, payroll and payroll related expenses, employee benefits, and security. Direct store operating expenses decreased $2.0 million, or 17%, compared to the fiscal second quarter of 2021, primarily driven by lower distribution expenses, lower general and administrative expenses and local tax adjustments.

Corporate SG&A

Corporate-level general and administrative expenses across various functions including Marketing, Legal, Retail Corporate, Technology, Accounting and Finance, Human Resources and Security (collectively referred to as “Corporate SG&A”) are combined to account for a significant proportion of the Company’s total general and administrative expenses. For the current reporting period, Corporate SG&A now includes pre-opening expenses of $5.4 million and $5.3 million for the fiscal quarter ended March 27, 2021 and December 26, 2020, respectively, which were presented as non-Corporate SG&A in prior periods. Pre-opening expenses is excluded from Retail Adjusted EBITDA Margin (Non-GAAP) and thus more appropriately classified as Corporate SG&A.

	Fiscal Quarter Ended
	March 27,	December 26,
($ in Millions)	2021	2020	$ Change	% Change

General and Administrative	$28.9	$31.3	$(2.4)	(8)%
Sales and Marketing	0.1	0.2	(0.1)	(50)%

Consolidated SG&A	29.0	31.5	(2.5)	(8)%

Direct Store Operating Expenses (1)	10.1	12.1	(2.0)	(17)%
Cultivation & Wholesale	1.3	1.1	0.2	18%
Other (2)	1.2	3.8	(2.6)	(68)%
Less: Non-Corporate SG&A	12.6	17.0	(4.4)	(26)%

Corporate SG&A as a Component of Adjusted EBITDA from Continuing Operations (Non-GAAP)	$16.4	$14.5	$1.9	13%

(1)	For the periods presented, direct store operating expenses now include local taxes of $(0.7) and nil million and distribution expenses of $0.7 million and $1.4 million for the fiscal quarters ended March 27, 2021 and December 26, 2020, respectively. Refer to Item 2 “Retail Performance” and notes therein for further information.

(2)	Other non-Corporate SG&A for the fiscal quarters ended March 27, 2021 and December 26, 2020 primarily consist of transaction costs and restructuring costs of $4.9 million and $2.7 million, respectively, and share-based compensation of $0.1 million and $1.6 million, respectively, as commonly excluded from Adjusted EBITDA (Non-GAAP). Refer to Item 2 “Retail Performance” and notes therein for further information.

For the fiscal third quarter of 2021, Adjusted EBITDA from Continuing Operations (Non-GAAP) includes Corporate SG&A (Non-GAAP) contributed $16.4 million, representing an increase of $1.9 million, or 13%, from the $14.5 million that Corporate SG&A (Non-GAAP) contributed to Adjusted EBITDA Loss from Continuing Operations (Non-GAAP) in the fiscal second quarter of 2021. The largest driver of the increase was related to legal expenses associated with disputes against former executives of the Company.

Reconciliations of Non-GAAP Financial Measures

The table below reconciles Net Loss to Adjusted Net Loss from Continuing Operations (Non-GAAP) for the periods indicated.

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
($ in Millions)	2021	2020	2021	2020

Net Loss	$(9.8)	$(52.6)	$(111.4)	$(208.6)

Less: Net (Income) Loss from Discontinued Operations, Net of Taxes	(7.6)	5.8	6.0	58.8
Add (Deduct) Impact of:
Transaction Costs & Restructuring Costs	4.9	4.0	10.2	22.9
Share-Based Compensation	0.1	1.8	2.8	10.7
Other Non-Cash Operating Costs (1)	6.0	14.0	(9.4)	29.3
Income Tax Effects (2)	-	(0.5)	2.6	2.1

Total Adjustments	11.0	19.3	6.2	65.0

Adjusted Net Loss from Continuing Operations (Non-GAAP)	$(6.4)	$(27.5)	$(99.2)	$(85.0)

The table below reconciles Adjusted Net Loss to EBITDA from Continuing Operations (Non-GAAP) and Adjusted EBITDA from Continuing Operations (Non-GAAP) for the periods indicated.

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
($ in Millions)	2021	2020	2021	2020

Net Loss	$(9.8)	$(52.6)	$(111.4)	$(208.6)

Less: Net (Income) Loss from Discontinued Operations, Net of Taxes	(7.6)	5.8	6.0	58.8
Add (Deduct) Impact of:
Net Interest and Other Financing Costs	10.1	7.1	26.0	21.3
Provision for Income Taxes	(32.2)	(13.8)	2.1	(47.1)
Amortization and Depreciation	16.2	9.0	39.9	25.6

Total Adjustments	(5.9)	2.3	68.0	(0.2)

EBITDA from Continuing Operations (Non-GAAP)	$(23.3)	$(44.5)	$(37.4)	$(150.0)

Add (Deduct) Impact of:
Transaction Costs & Restructuring Costs	4.9	4.0	10.2	22.9
Share-Based Compensation	0.1	1.8	2.8	10.7
Other Non-Cash Operating Costs (1)	6.0	14.0	(9.4)	29.3

Total Adjustments	11.0	19.8	3.6	62.9

Adjusted EBITDA from Continuing Operations (Non-GAAP)	$(12.3)	$(24.7)	$(33.8)	$(87.1)

(1)	Other non-cash operating costs for the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2021	2020	2021	2020

Change in Fair Value of Derivative Liabilities	$(1.9)	$-	$(2.1)	$(8.0)
Change in Fair Value of Investments, Assets Held for Sale and Other Assets	(0.3)	(0.1)	(10.7)	(16.6)
Change in Fair Value of Contingent Consideration	-	1.0	0.4	8.5
Gain/Loss on Lease Modifications	0.2	-	(17.7)	(0.2)
Gain/Loss on Extinguishment of Debt	6.4	11.6	17.5	43.8
Gain/Loss from Disposal of Assets	0.4	0.7	0.8	1.0
Impairment Expense	1.6	-	2.4	-
Other Non-Cash Operating Costs	(0.4)	0.8	-	0.8

Total Other Non-Cash Operating Costs	$6.0	$14.0	$(9.4)	$29.3

(2)	Income tax effects to arrive at Adjusted Net Loss from Continuing Operations (Non-GAAP) are related to temporary tax differences in which a future income tax benefit exists, such as changes in fair value of investments, changes in fair value of contingent consideration, gain/loss from disposal of assets, and impairment expense. The income tax effect is calculated using the federal statutory rate of 21.0% and statutory rate for the state in which the related asset is held or the transaction occurs, most of which is in California with a statutory rate of 8.84%.

Adjusted Net Loss from Continuing Operations (Non-GAAP) represents the profitability of the Company excluding unusual and infrequent expenditures and non-cash operating costs. The change in Adjusted Net Loss from Continuing Operations (Non-GAAP) was primarily due to reductions in SG&A as a direct result of successful implementation of the Company’s cost reduction initiatives as well as a decrease in other non-cash operating costs primary due to a decrease in loss on extinguishment of debt. Accordingly, Adjusted Net Loss from Continuing Operations (Non-GAAP) improved in the fiscal third quarter of 2021 compared to the prior period.

EBITDA from Continuing Operations (Non-GAAP) represents the Company’s current operating profitability and ability to generate cash flow and includes significant non-cash operating costs. Net Loss is adjusted for interest and financing costs as a direct result of debt financings, income taxes, and amortization and depreciation expense to arrive at EBITDA from Continuing Operations (Non-GAAP). Considering these adjustments, the Company had EBITDA from Continuing Operations (Non-GAAP) of $(23.3) million and $(37.4) million for the three and nine months ended March 27, 2021 improved compared to the comparative prior periods. The change in EBITDA from Continuing Operations (Non-GAAP) was primarily due to the Company’s continued focus on its cost-reduction initiatives. In addition, the Company recognized a loss on extinguishment of debt of $43.8 million during the nine months ended March 28, 2020 compared to $17.5 million in the current period, offset by a $17.7 million gain on lease modifications primarily related to the deferral of lease payments with the REIT.

For the three and nine months ended March 27, 2021, the Company saw an improvement in Adjusted EBITDA from Continuing Operations (Non-GAAP) of $(12.3) million and $(33.8) million, respectively, compared to $(24.7) million and $(87.1) million for the three and nine months ended March 28, 2020, respectively. The improvement was primarily related to a decrease in transaction costs and restructuring costs as the Company executes its strategic plan during fiscal year 2021. The financial performance of the Company is expected to further improve as the Company continues to focus on its turnaround plan and cost-optimization efforts and once all newly active retail locations have acclimatized to the geographic market and are fully operational. Refer to Item 2 “Liquidity and Capital Resources” for further discussion of management’s future outlook and executed strategic plan.

Refer to Item 2 “Retail Performance” above for reconciliations of Retail Adjusted EBITDA.

Cash Flows

	Nine Months Ended
	March 27,	March 28,
($ in Millions)	2021	2020	$ Change	% Change

Net Cash Used in Operating Activities	$(43.7)	$(92.7)	$49.0	(53)%
Net Cash Provided by (Used in) Investing Activities	14.9	(13.3)	28.2	(212)%
Net Cash Provided by Financing Activities	40.6	105.5	(64.9)	(62)%

Net Increase (Decrease) in Cash and Cash Equivalents	11.9	(0.4)	12.3	(3,075)%
Cash and Cash Equivalents, Beginning of Period	9.4	32.2	(22.8)	(71)%

Cash and Cash Equivalents, End of Period	$21.3	$31.7	$(10.4)	(33)%

Cash Flow from Operating Activities

Net cash used in operating activities was $43.7 million for the nine months ended March 27, 2021, a decrease of $49.0 million, or 53%, compared to $92.7 million for the nine months ended March 28, 2020. The decrease in cash used was primarily due to results of the Company’s cost rationalization strategy implemented since November 2019. Specifically, general and administrative expenses as well as sales and marketing include corporate-level expenses across various functions including Marketing, Legal, Retail Corporate, Technology, Accounting and Finance, Human Resources and Security which are combined to account for a significant proportion of the Company’s total general and administrative and sales and marketing expenses, which decreased $61.1 million and $9.9 million, respectively, compared to the nine months ended March 28, 2020. The decrease in cash used was coupled with gains recognized on certain modifications to lease agreements of $17.7 million and a deferred tax recovery in the amount of $10.9 million. In addition, the Company recognized a decrease in change of contingent consideration of $8.1 million as well as a decrease in loss on extinguishment of debt and settlement of accounts payable and accrued liabilities of $26.3 million during the nine months ended March 27, 2021.

Cash Flow from Investing Activities

Net cash provided by investing activities was $14.9 million for the nine months ended March 27, 2021, a decrease of $28.2 million, or 212%, compared to $13.3 million of cash used in the nine months ended March 28, 2020. The decrease in net cash used in investing activities was primarily due the Company’s strategic plan to limit cash outlays and divest non-core assets as compared to the nine months ended March 28, 2020. Net cash was positively impacted by a decrease in purchases of property and equipment of $41.4 million. In addition, proceeds from the sale of investments and property decreased $21.8 million during the nine months ended March 27, 2021 compared to the same period prior.

Cash Flow from Financing Activities

Net cash provided by financing activities was $40.6 million for the nine months ended March 27, 2021, a decrease of $64.9 million, or 62%, compared to $105.5 million for the nine months ended March 28, 2020. The decrease in change of net cash provided by financing activities was primarily due to a decrease of $43.7 million in the issuance of equity instruments for cash, and a decrease of $32.9 million in proceeds from the credit facility with Gotham Green Partners. The decrease in debt and equity financings was coupled with a decrease of $14.3 million in principal repayments on notes payable offset by an increase of $8.0 million in principal repayments of the GGP Facility during the nine months ended March 27, 2021 compared to the same period in the prior year.

Financial Condition

The following table summarizes certain aspects of the Company’s financial condition as of March 27, 2021 and June 27, 2020:

	March 27,	June 27,
($ in Millions)	2021	2020	$ Change	% Change

Cash and Cash Equivalents	$21.3	$9.4	$11.9	127%
Total Current Assets	$117.4	$84.0	$33.4	40%
Total Assets	$487.3	$574.3	$(87.0)	(15)%
Total Current Liabilities	$282.7	$189.2	$93.5	49%
Notes Payable, Net of Current Portion	$249.9	$319.2	$(69.3)	(22)%
Total Liabilities	$709.7	$751.2	$(41.5)	(6)%
Total Shareholders’ Equity	$(222.4)	$(176.9)	$(45.5)	26%
Working Capital Deficit	$(165.3)	$(105.2)	$(60.1)	57%

As of March 27, 2021, the Company had $21.3 million of cash and cash equivalents and $165.3 million of working capital deficit, compared to $9.4 million of cash and cash equivalents and $105.2 million of working capital deficit as of June 27, 2020. The increase in cash and cash equivalents was associated with the increase in the outstanding balance of the company’s Note Payable resulting in a cash inflow of $30.4 million. On July 2, 2020, the Company amended the GGP Facility and 2018 Term Loan wherein all interest payable through June 2021 will be paid-in-kind. Further, on July 2, 2020, the Company also amended its lease terms with the REIT wherein a portion of the total current monthly base rent will be deferred for the 36-month period between July 1, 2020 and July 1, 2023.

The $60.1 million increase in working capital deficit was primarily related to an increase of $26.3 million assets held for sale related to the Company’s divestiture of non-core assets during the nine months ended March 27, 2021 and an increase of $11.9 million in cash as a result of recent financings, offset by a decrease of $3.1 million in due from related party as individuals previously identified as related party as of June 27, 2020 were no longer related as of March 27, 2021. The net increase in current assets was offset by an increase of $81.0 million in current notes payable primarily related the senior secured term loan with Hankey Capital LLC, a $13.0 million increase in income taxes payable, and an increase of $20.5 million in liabilities held for sale, offset by a decrease of $17.3 million in accounts payable and accrued liabilities and a decrease of $3.1 million in due to related party for the same reason described above.

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

As of March 27, 2021, the Company had $21.3 million of cash and cash equivalents and $165.3 million of working capital deficit, compared to $9.4 million of cash and cash equivalents and $105.2 million of working capital deficit as of June 27, 2020. For the nine months ended March 27, 2021, the Company’s monthly burn rate, which was calculated as cash spent per month in operating activities, was approximately $4.9 million compared to a monthly burn rate of approximately $10.3 million for the nine months ended March 28, 2020. During fiscal year 2020, in November 2019, the Company shifted its focus from an aggressive expansion strategy to a revised growth strategy focused on achieving profitability. During the nine months ended March 27, 2021, management continued their efforts of executing the Company’s strategic plan to limit significant cash outlays and reduce the overall cash burn. As of March 27, 2021, cash generated from ongoing operations may not be sufficient to fund operations and, in particular, to fund the Company’s growth strategy in the short-term or long-term.

Subsequent to March 27, 2021, management continued to execute on its financial restructuring and turnaround plan to support the expansion of the Company’s retail footprint. The strategic plan includes, but is not limited to, capital raised subsequent to year-end, modifying covenants for additional flexibility and restructuring plans that have already been put in place to reduce corporate-level expenses, rationalization of capital expenditures to correlate to our new store opening strategy, plans to divest non-core assets to raise non-dilutive capital, enhancements to its digital offering, including direct-to-consumer delivery and curbside pick-up in light of COVID-19. The Company will continue to focus on the optimization of SG&A expenses while improving overall efficiency and attracting world-class talent. The Company utilizes its dynamic pricing model and continues to improve pricing terms with key vendors to achieve better margins. Management is in the process of leveraging the Company’s operating scale with a focus on high ROI initiatives through strategic opportunities that will allow the Company to maintain its leadership within the industry. The Company is focused on improving and removing complexity from its supply chain and cultivation facilities, particularly in Florida in which they have expanded their cultivation capacity while improving the quality of flower production. Management continues to explore joint ventures on certain capital-intensive projects that will bring in qualified partners to enable the Company to maintain their strong retail presence without having to deploy upfront capital. Further, the Company will continue to streamline operations and invest in core markets, with a focus on markets in which MedMen already has a leadership position in. The Company’s restructuring plan includes a market-based approach wherein strategic decisions vary by market considering regulatory and economic conditions, potential partnerships and synergies, and the Company’s position in that market. Recent investment in customer connection resulted in the development of an enterprise CRM system to anticipate customer needs and thus drive sales volume and purchasing frequency. The Company continues to execute on its plan to achieve its growth and profitability goals. As the economic environment improves and the pandemic is better managed and controlled, the Company expects its improved assortment, customer experience and marketing initiatives to drive continued revenue growth.

The Company continues to explore avenues of raising additional funds from debt and equity financing subsequent to March 27, 2021 to mitigate any potential liquidity risk. The Company intends to continue raising capital by utilizing debt and equity financings on an as needed basis. Management evaluated its financial condition as of March 27, 2021 in conjunction with recent financings and transactions which provide capital subsequent to the three months ended March 27, 2021 as discussed below.

On May 11, 2021, the Company entered into a Fifth Modification to the Senior Secured Commercial Loan Agreement with Hankey Capital, LLC to, among other things, amend certain covenants, including the those related to minimum liquidity, annual budget, cash forecasts and corporate expenditures, and waive certain non-compliance with covenants, such as reporting delivery requirements, delivery of insurance certificates, minimum collateral value, unencumbered liquid assets, failure to pay certain liabilities when due and related items. The Company agreed to pay an amendment fee of $1.0 million, that is payable upon the earliest of receipt of proceeds from the Level Up disposition or the MedMen NY disposition or when the indebtedness has become due.

On May 11, 2021, the Company entered into a waiver letter with GGP pursuant to which certain non-compliance with certain covenants under the Third Restatement was waived, such as non-compliance with certain reporting and notice requirements, failure to pay certain liabilities when due, failure to deliver control agreements for certain bank accounts, failure to obtain prior consent from the lenders to hire certain executives, failure to obtain prior consent from the lenders for certain matters and related items.

Continued Support from Gotham Green Partners

On April 21, 2021, the Company cancelled warrants to acquire 97,785,140 Class B Subordinate Voting Shares issued to Gotham Green Partners pursuant to the Fifth Amendment of the Senior Secured Credit Facility following two consecutive quarters of positive retail cash flow for the periods ended September 26, 2020 and December 26, 2020.

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

Critical Accounting Policies, Significant Judgments and Estimates and Recent Accounting Pronouncements

There have been no changes in critical accounting policies, estimates and assumptions from the information provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Form 10 for the fiscal year ended June 27, 2020 that have a significant effect on the amounts recognized in the interim consolidated financial statements as of and for the fiscal quarter ended March 27, 2021 except as described below. See “Note 2 – Summary of Significant Accounting Policies” in the unaudited interim condensed consolidated financial statements in Item 1 for recently adopted accounting standards. For more information on the Company’s critical accounting estimates, refer to the annual MD&A for the fiscal year ended June 27, 2020. A detailed description of our critical accounting policies and recent accounting pronouncements are detailed in Item 13 of the 2020 Form 10.

Down Round Features

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260)” wherein the amendments change the classification of certain equity-linked financial instruments (or embedded features) with down round features. For freestanding equity-classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with ASC 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. For freestanding equity-classified financial instruments, the value of the effect of the down round feature is measured as the difference in fair value of the financial instrument without the down round feature with a strike price corresponding to the stated strike price versus the reduced strike price upon the down round feature being triggered. The fair value is measured in accordance with the measurement guidance in ASC 820, “Fair Value Measurement” in which the Company utilizes the Black-Scholes pricing model. Convertible instruments with embedded conversion options that have down round features are subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). During the nine months ended March 27, 2021, a down round feature present in the GGP Facility and the 2020 Term Loan was triggered. Refer to Note 12 and Note 13 of the Consolidated Financial Statements for the three and nine months ended March 27, 2021 in Item 1.

Allocation of Interest to Discontinued Operations

Under ASC 205-20 “Discontinued Operations”, interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of a disposal transaction is allocated to discontinued operations. The amount of interest expense reclassified to discontinued operations is directly related to the amount of debt that will be repaid with funds received from the sale of discontinued operations. During the fiscal third quarter of 2021, the Company classified its New York operations as discontinued operations as a result of definitive agreements wherein the aggregate proceeds will be assigned to the lender of the 2020 Term Loan in partial satisfaction of the outstanding debt. Refer to Note 24 of the Consolidated Financial Statements for the three and nine months ended March 27, 2021 in Item 1. The Company elected not to reclassify other interest expenses which are not directly attributable to discontinued operations as permitted under ASC 205-20.

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

As of March 27, 2021 and June 27, 2020, the Company had no hedging agreements in place for foreign exchange rates. The Company has not entered into any agreements or purchased any instruments to hedge possible currency risks at this time.

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

Transactions with Related Parties

All related party balances due from or due to the Company as of March 27, 2021 and June 27, 2020 did not have any formal contractual agreements regarding payment terms or interest. For amounts due from and to related parties, refer to “Note 22 – Related Party Transactions” of the Consolidated Financial Statements for the three and nine months ended March 27, 2021 and March 28, 2020 in Item 1.

Gotham Green Partners

As discussed in Item 2 “Liquidity and Capital Resources” and Item 2 “Quarterly Highlights”, the Company has engaged in a strategic partnership with Gotham Green Partners, a related party. The arrangement is to provide financing to the Company in the form of a credit facility up to $250.0 million accessed through issuances of convertible senior secured notes (the “Notes”) co-issued by the Company and MM CAN USA, Inc. The Notes are convertible, at the option of the holder, into Subordinate Voting Shares at any time prior to the close of business on the last business day immediately preceding the maturity date of April 23, 2022. In addition, upon issuance of any Notes, the lenders are issued share purchase warrants (the “Warrants”) of the Company, each of which are exercisable to purchase one Subordinate Voting Share for 36 months from the date of issue. The Notes and the Warrants, and any Subordinate Voting Shares issuable as a result of a conversion of the Notes or exercise of the Warrants, will be subject to a four-month hold period from the date of issuance of such Notes or such Warrants, as applicable, in accordance with applicable Canadian securities laws. While the Notes are outstanding, the lenders will be entitled to the collective rights to appoint a representative to attend all meetings of the Board of Directors in a non-voting observer capacity. Wicklow Capital and GGP have the right to approve director nominees submitted by the Company. The convertible facility bears interest at a rate of LIBOR plus 6.0% per annum. All convertible notes will have a maturity date of 36 months from the maturity date, with a twelve-month extension feature available to the Company on certain conditions. As of May 7, 2021, the Company has drawn down on approximately $165,000,000 of the Facility. Refer to “Note 13 – Senior Secured Convertible Credit Facility” of the Consolidated Financial Statements for the three and nine months ended March 27, 2021 and March 28, 2020 in Item 1.

SierraConstellation Partners

In March 2020, the Company entered into restructuring plan and retained interim management and advisory firm, SierraConstellation Partners (“SCP”), to support the Company in the development and execution of its turnaround and restructuring plan. As part of the engagement, Tom Lynch was appointed as Interim Chief Executive Officer and Chief Restructuring Officer, and Tim Bossidy was appointed as Interim Chief Operating Officer. Mr. Lynch is a Partner and Senior Managing Director at SCP. Mr. Bossidy is a Director at SCP. In December 2020, Mr. Lynch was elected as Chairman of the Board and Reece Fulgham, a Managing Director at SCP, was appointed as Interim Chief Financial Officer. As of March 27, 2021, the Company had paid $2,172,709 in fees to SCP for interim management and restructuring support during the current fiscal year. In addition, during the nine months ended March 27, 2021, Mr. Lynch and Mr. Bossidy each received 124,868 stock options.

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

We identified a material weakness in internal control over financial reporting related to the presentation and disclosure of financial statements, that if not corrected, could result in a material misstatement in our financial statements. This deficiency resulted in an error in the classification of certain for non-routine expenses, including impairments of goodwill and long-lived assets, changes in the fair value of contingent consideration and restructuring expenses, for the period ended June 27, 2020 and the allocation of income taxes for the period ended September 28, 2019. These presentation matters were identified during the preparation of interim financial statements. In connection with the SEC’s review of the Company’s registration statement on Form 10, non-routine expenses were reclassified to be included in loss from operations. Management confirmed that the error in the presentation of income taxes was limited to interim periods within fiscal year 2020 and does not impact the Company’s consolidated financial statements for the fiscal year ended June 27, 2020, as included in the Company’s registration statement on Form 10. Management has assessed the potential magnitude and concluded that they represent a material weakness in our internal control over financial reporting. To remediate this internal control weakness, the Company implemented additional controls around the review of financial statement presentation and disclosure for such transactions, including the preparation and review of a quarterly disclosure checklist to be reviewed by management for all new transactions and accounting standards. While the Company is actively engaged in the implementation of its remediation efforts to address this internal control weakness, the actions we have taken are subject to continued review, supported by confirmation and testing by management. Accordingly, the material weakness will not be considered fully remediated until the new control procedures are implemented for a sufficient period of time and management has concluded that these controls are operating effectively.

Except as noted above, there were no changes in our internal control over financial reporting during the three and nine months ended March 27, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than noted below, there have been no material developments during the fiscal quarter covered by this Report for our legal proceedings that were disclosed in our registration statement on Form 10 filed on January 15, 2021 and subsequently filed Quarterly Reports on Form 10-Q or 10-Q/A, as applicable. For a description of our legal proceedings, see “Claims and Litigation” in Note 21, Commitments and Contingencies, to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In connection with the dispute with Unisys Technical Solutions, LLC, Michael Colburn and Daryll DeSantis relating to the auction sale of Level Up and the Company’s demands that the net proceeds of the sale be paid to the Company (as further described in the Company’s Form 10 and Quarterly Report on Form 10-Q for the period ended December 26, 2020), on February 23, 2021 and March 11, 2021, the court ruled and issued a judgment that the plaintiffs return extra proceeds from the auction sale in the amount of approximately $10.4 million, plus interest, to the Company. The plaintiffs are appealing the court ruling and the other claims filed in May 2020 continue to remain outstanding.

On December 10, 2020, a lawsuit was filed against the Company in the Superior Court of California for Los Angeles by Matthew Abrams, Jeremy Abrams, Judith Abrams, Scott Angone and Mark Malan, former owners of MattnJeremy, Inc., d/b/a One Love Beach Club (“One Love”), alleging that the Company owes the plaintiffs additional cash and shares as a true-up payment in connection with the acquisition by the Company of OneLove in September 2019. In the complaint, the plaintiffs allege breach of contract, breach of implied covenant of good faith and fair delaying, fraud and unjust enrichment, among other causes of actions. The plaintiffs are seeking payments of an aggregate of approximately $1.5 million, the issuance of 53,721,488 shares, damages resulting from the failure to issue shares, compensatory and punitive damages, costs and attorneys’ fees and other relief granted by the court. While it is too early to predict the outcome of the case or whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

On January 7, 2021, a cross-complaint was filed in the Superior Court of California for Los Angeles against the Company by JTM Construction Group, Inc. related a lien foreclosure alleging breach of contract, quantum merit and implied indemnity. The Company is actively defending the legal matter which the claimant is seeking damages of approximately $11.1 million plus interest, attorneys’ fees and costs and other relief awards by the court.

ITEM 1A. RISK FACTORS.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the fiscal quarter ended March 27, 2021, in addition to issuances previously reported on Form 8-K, the Company issued the securities listed below:

●	On February 19, 2021, the Company issued 27,859 Subordinate Voting Shares to a former director in connection with quarterly compensation for service on the Board of Directors during a previous period.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION.

On April 21, 2021, the Company cancelled existing warrants issued to Gotham Green Partners pursuant to the Fifth Amendment of the Senior Secured Credit Facility; for further information see Note 13 of Item 1 or Part I of this Form 10-Q. The following warrants were immediately and automatically cancelled in the amounts of 32,451,923, 6,490,385, 16,875,000 and 41,967,832, which were exercisable at $0.26, $0.26, $0.20 and $0.16, respectively.

On May 11, 2021, the Company entered into a Fifth Modification to the Senior Secured Commercial Loan Agreement with Hankey Capital, LLC and a waiver letter with GGP, which is further described above under, and incorporated herein by reference to, Part I, Item 2. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1†	Separation Agreement dated December 31, 2020 between MM Enterprises USA, LLC and Zeeshan Hyder (Incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form 10/A filed with the SEC on January 27, 2021)
10.2	Third Amended and Restated Securities Purchase Agreement (with forms of Replacement Warrant and Note) dated January 11, 2021 among the Registrant, the Other Credit Parties named therein, the Purchasers named therein and Gotham Green Admin 1, LLC (Incorporated by reference to Exhibit 10.13(g) to the Company’s Registration Statement on Form S-1 (File No. 333-253980) filed with the SEC on March 8, 2021)
10.3	Form of Subscription Agreement for Equity Private Placement dated February 16, 2021 (Incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-253980) filed with the SEC on March 8, 2021)
10.3(a)	Form of Warrant for Equity Private Placement dated February 16, 2021 (Incorporated by reference to Exhibit 10.26(a) to the Company’s Registration Statement on Form S-1 (File No. 333-253980) filed with the SEC on March 8, 2021)
10.4	Investment Agreement dated February 25, 2021 among MedMen NY, Inc., MM Enterprises USA, LLC, AWH New York, LLC and Ascend Wellness Holdings, LLC (Incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-253980) filed with the SEC on March 8, 2021)
10.5	Side Letter dated February 25, 2021 between the Registrant, MM CAN USA, Inc. and Hankey Capital, LLC and Form of Warrant issued by MM CAN USA, Inc. (Incorporated by reference to Exhibit 10.7(e) to the Company’s Registration Statement on Form S-1 (File No. 333-253980) filed with the SEC on March 24, 2021)
10.6	Form of Subscription Agreement and Warrant for Equity Private Placement dated March 18, 2021 (Incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (File No. 333-253980) filed with the SEC on March 24, 2021)
10.6(a)	Amendment to Warrant dated March 18, 2021

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Document

*	This exhibit shall not be deemed “filed” for purposes of Section18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDMEN ENTERPRISES INC.

/s/ Reece Fulgham

By: Reece Fulgham

Title: Chief Financial Officer

(duly authorized officer)

Date: May 11, 2021