Form 10-K
period 2021-06-26
MedMen Enterprises, Inc.
filed 2021-09-24
CIK 1776932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 26, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-56199

MEDMEN ENTERPRISES INC.

(Exact Name of Registrant as Specified in Its Charter)

British Columbia	98-1431779
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

10115 Jefferson Boulevard Culver City, CA	90232
Address of Principal Executive Offices	Zip Code

Registrant’s telephone number, including area code (424) 330-2082

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

      Class B Subordinate Voting Shares, without par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (December 26, 2020) was approximately $56.9 million. Solely for the purposes of this calculation, the registrant has excluded shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Class B Subordinate Voting Shares in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 22, 2021, there were 1,193,595,031 Class B Subordinate Voting Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I

Use of Names

In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” “Company,” “Corporation” or “MedMen” refer to MedMen Enterprises Inc. together with its wholly-owned subsidiaries.

Forward-Looking Statements

This Annual Report on Form 10-K (“Report”) includes “forward-looking information” and “forward-looking statements” within the meaning of Canadian securities laws and United States securities laws (collectively, “forward-looking information”). All information, other than statements of historical facts, included in this Report that addresses activities, events or developments that the Company expects or anticipates will or may occur in the future is forward-looking information. Forward-looking information is often identified by the words “may”, “would”, “could”, “should”, “will”, “intend”, “plan”, “anticipate”, “believe”, “estimate”, “expect” or the negative of these terms or variations of them or similar terms and includes, among others, information and statements regarding:

●	the business, revenue, results and future activities of, and developments related to, the Company after the date of this MD&A, including as a result of the impact of COVID-19, and planned reductions of operating expenses,

●	future business strategy, competitive strengths, goals, future expansion and growth of the Company’s business and operations,

●	the successful implementation of cost reduction strategies and plans, expectations and any targets for such strategies and plans, including expected additional improvements in reduction of Corporate SG&A (Non-GAAP) in upcoming quarters,

●	whether any proposed transactions will be completed on the current terms and contemplated timing,

●	expectations for the effects of any such proposed transactions, including the potential number and location of dispensaries or licenses to be acquired or disposed of,

●	the ability of the Company to successfully achieve its business objectives as a result of completing such proposed acquisitions or dispositions,

●	the contemplated use of proceeds remaining from previously completed capital raising activities,

●	the application for additional licenses and the grant of licenses or renewals of existing licenses for which the Company has applied or expects to apply,

●	the rollout of new dispensaries, including as to the number of planned dispensaries to be opened in the future and the timing and location in respect of the same, and related forecasts,

●	the expansion into additional markets,

●	expectations as to the development and distribution of the Company’s brands and products,

●	new revenue streams,

●	the impact of the Company’s digital and online strategy,

●	the implementation or expansion of the Company’s in-store and curbside pickup services and delivery,

●	the ability of the Company to successfully execute its strategic plans,

●	any changes to the business or operations as a result of any potential future legalization of adult-use and/or medical cannabis under U.S. federal law,

●	expectations of market size and growth in the United States and the states in which the Company operates or contemplates future operations and the effect that such growth will have on the Company’s financial performance,

●	statements that imply or suggest that returns may be experienced by investors or the level thereof,

●	expectations for other economic, business, regulatory and/or competitive factors related to the Company or the cannabis industry generally,

●	the outcome of litigation and other proceedings; and

●	other events or conditions that may occur in the future.

Readers are cautioned that forward-looking information and statements are not based on historical facts but instead are based on assumptions, estimates, analysis and opinions of management of the Company at the time they were provided or made in light of its experience and its perception of trends, current conditions and expected developments, as well as other factors that management believes to be relevant and reasonable in the circumstances, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking information and statements.

Forward-looking information and statements are not a guarantee of future performance and are based upon estimates and assumptions of management at the date the statements are made. While the Company considers these estimates and assumptions to be reasonable, the estimates and assumptions are inherently subject to significant business, social, economic, political, regulatory, public health, competitive and other risks and uncertainties, contingencies and other factors that could cause actual performance, achievements, actions, events, results or conditions to be materially different from those projected in the forward-looking information and statements. Many estimates and assumptions are based on factors and events that are not within the control of the Company and there is no assurance they will prove to be correct. Risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking information and statements include, among others:

●	cannabis remains illegal under federal law, and enforcement of cannabis laws could change,

●	uncertain and changing U.S. regulatory landscape and enforcement related to cannabis, including political risks,

●	risks and uncertainties related to the outbreak of COVID-19 and the impact it may have on the global economy and retail sector, particularly the cannabis retail sector in the states in which the Company operates, and on regulation of the Company’s activities in the states in which it operates, particularly if there is any resurgence of the pandemic in the future,

●	the ability to raise sufficient capital to advance the business of the Company and to fund planned operating and capital expenditures and acquisitions,

●	achieving the anticipated results of the Company’s strategic plans,

●	the inability to effectively manage growth,

●	the ability to manage anticipated and unanticipated costs

●	recurring losses from operations and a net working capital deficiency that raises substantial doubt about the Company’s ability to continue as a going concern,

●	the inability to satisfy operational and financial covenants under the Company’s existing debt obligations and other ongoing obligations as they become payable,

●	risks related to contracts with and the inability to satisfy obligations to third-party service providers,

●	adverse changes in public opinion and perception of the cannabis industry,

●	the level of demand for cannabis products, including the Company’s and third-party products sold by the Company,

●	competition for the acquisition and leasing of properties suitable for the cultivation, production and sale of medical and adult use cannabis may impede our ability to make acquisitions or increase the cost of these acquisitions, which could adversely affect our operating results and financial condition,

●	operating in a highly regulated sector and ability to fully comply with applicable regulatory requirements in all jurisdictions where our business is conducted,

●	limitations on ownership of cannabis licenses,

●	the inability to consummate proposed dispositions and the inability to obtain required regulatory approvals and third-party consents and the satisfaction of other conditions to the consummation of the proposed dispositions on the proposed terms and schedule,

●	the potential adverse impacts of the announcement or consummation of proposed dispositions on relationships, including with regulatory bodies, employees, suppliers, customers and competitors,

●	the diversion of management time on the proposed dispositions,

●	risks related to future acquisitions or dispositions, resulting in unanticipated liabilities,

●	reliance on the expertise and judgment of senior management of the Company as well as the ability to attract and maintain key personnel,

●	increasing competition in the industry,

●	risk of costly litigation (both financially and to the brand and reputation of the Company and relationships with third parties),

●	risks associated with jointly owned investments,

●	the continuing availability of third-party service providers, products and other inputs for the Company’s operations,

●	inputs, suppliers and skilled labor being unavailable or available only at uneconomic costs,

●	civil asset forfeiture and being subject to proceeds of crime statutes,

●	risks relating to anti-money laundering laws and regulation,

●	risks of new and changing governmental and environmental regulation,

●	risk of becoming subject to U.S. Food and Drug Administration or the U.S. Bureau of Alcohol, Tobacco and Firearms,

●	risks related to the unenforceability of contracts,

●	risks inherent in an agricultural business,

●	risks related to proprietary intellectual property and potential infringement by third parties,

●	costs associated with the Company being a publicly-traded company under U.S. securities laws,

●	the dilutive impact of raising additional financing through equity or convertible debt,

●	increases in energy costs,

●	risks associated with cannabis products manufactured for human consumption, including potential product recalls,

●	the Company’s ability to conduct operations in a safe, efficient and effective manner,

●	breaches of and unauthorized access to the Company’s systems and related cybersecurity risks,

●	constraints on marketing cannabis products,

●	fraudulent activity by employees, contractors and consultants,

●	tax and insurance related risks, including any changes in cannabis or cultivation tax rates,

●	risks related to its insurance coverage and uninsurable risks,

●	risks relating to certain remedies being limited and the difficulty of enforcement of judgments and effect service outside of Canada,

●	sales by existing shareholders negatively impacting market prices,

●	the limited market for securities of the Company, and

●	general economic risks and challenging global economic conditions.

Readers are cautioned that the foregoing lists are not exhaustive of all factors, estimates and assumptions that may apply to or impact the Company’s results. Although the Company has attempted to identify important factors that could cause actual results to differ materially from the forward-looking information and statements contained in this this registration statement, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that such forward-looking information and statements will prove to be accurate as actual results and future events could differ materially from those anticipated in such information and statements. Accordingly, readers should not place undue reliance on forward-looking information and statements. The forward-looking information and statements contained herein are presented to assist readers in understanding the Company’s expected financial and operating performance and the Company’s plans and objectives and may not be appropriate for other purposes. The forward-looking information and statements contained in this Report represents the Company’s views and expectations as of the date of this Report unless otherwise indicated. The Company anticipates that subsequent events and developments may cause its views and expectations to change. However, while the Company may elect to update such forward-looking information and statements at a future time, it has no current intention of and assumes no obligation for doing so, except to the extent required by applicable law.

Further information on these and other potential factors that could affect the Company’s business and financial condition and the results of operations are included in the “Risk Factors” section of this Report.

ITEM 1.	BUSINESS

BUSINESS

CORPORATE STRUCTURE

MedMen Enterprises Inc. was incorporated in the Province of British Columbia under the Business Corporations Act (British Columbia) in 1987 under the name T.M.T. Resources Inc., which was then changed to Ladera Ventures Corp (“Ladera”) in 2017. On May 28, 2018, Ladera completed a reverse takeover with MM Enterprises USA, LLC, pursuant to which Ladera became the parent of MM Enterprises USA, LLC and Ladera changed its name to “MedMen Enterprises Inc.” On May 29, 2018, the Company’s Class B Subordinate Voting Shares began trading on the Canadian Securities Exchange (“CSE”) under the symbol “MMEN”.

The Company operates through its wholly-owned subsidiaries, MM CAN USA, Inc., a California corporation (“MM CAN” or “MedMen Corp.”), and MM Enterprises USA, LLC, a Delaware limited liability company (“MM Enterprises USA”, or the “LLC”). MedMen Enterprises USA has 41 wholly-owned (either directly or indirectly) material subsidiaries. Such subsidiaries are incorporated or otherwise organized under the laws of California, Nevada, Delaware, New York, Florida, Arizona, Illinois, Massachusetts and Virginia.

References herein to “MedMen Enterprises”, “MedMen” or the “Company”, “we”, “us” or “our” refer to MedMen Enterprises Inc. and its subsidiaries. The Company’s principal address is 10115 Jefferson Boulevard, Culver City, California 90232.

The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments thereto, are filed electronically with the Securities and Exchange Commission (“SEC”). The SEC maintains an internet site that contains these reports at: www.sec.gov. You can also access these reports through links from our website at: www.medmen.com. The Company includes the website link solely as a textual reference. The information contained on our website is not incorporated by reference into this report.

Copies of these reports are also available, without charge, by contacting MedMen Enterprises Inc., Legal Department, 10115 Jefferson Boulevard, Culver City, California 90232.

DESCRIPTION OF BUSINESS

General

MedMen is a cannabis retailer based in the U.S. with flagship locations in Los Angeles, Las Vegas, and Chicago. MedMen offers a robust selection of high-quality products, including MedMen-owned brands, LuxLyte, and MedMen Red through its premium retail stores, proprietary delivery service, as well as curbside and in-store pick up.

As of September 15, 2021, the Company operates 23 store locations across California (12), Florida (6), Nevada (3), Illinois (1), and Arizona (1). The Company’s retail stores are located in strategic locations across key cities and neighborhoods in each of its markets. The Company has plans to open additional retail stores over the next 12 months, including, but not limited to the following cities:

●	San Francisco, CA

●	Morton Grove, IL

●	Boston, MA

●	Newton, MA

●	Miami - South Beach, FL

●	Jacksonville, FL

●	Deerfield Beach, FL

●	Tampa, FL

●	Sarasota, FL

●	Tallahassee, FL

The Company expects to continue strengthening its pipeline of stores through acquisitions, partnerships and applications for new licenses, with a focus on recreational states such as California, Nevada, Arizona, Illinois and Massachusetts and medical states such as Florida.

In addition to expanding its physical store network in markets across the U.S., the Company plans to continue scaling its digital platform. The Company launched statewide same-day delivery in California in August 2019 and launched delivery in Nevada in September 2019. See “Retail Operations - In-Store Pickup and Delivery” for further information about the Company’s delivery operations.

The Company launched MedMen Buds, the Company’s loyalty program in July 2019. The program currently is offered in all of the Company’s stores in Arizona, Nevada, Florida, and California and has more than 500,000 members. See “Retail Operations - Loyalty Program” for further information about the Company’s loyalty program.

MedMen currently operates five cultivation and production facilities across Nevada, California, New York, Florida and Arizona. In California and Nevada, the Company is in discussions for the potential sublease of its cultivation and production facilities so that the Company can focus on its retail operations. The Company has not entered into any definitive agreements at this time. The Company currently intends to sub-lease the California and Nevada facilities to a third party that would acquire and/or take over the operations for the cultivation and production facilities. As a result, the Company would no longer operate cultivation and production facilities in California and Nevada.

In New York and Florida, the cultivation and production facilities are or will be focused primarily on the commercialization of cannabis (both medical and recreational, as permitted under applicable laws) and, in select locations, the research and development of new strains of cannabis and cultivation techniques. The procedures at each facility place an emphasis on customer and patient safety, with a strict quality control process. See “Description of the Business - Cultivation and Production Operations” for further information about the Company’s cultivation and production operations.

The Company currently holds licenses within California, Nevada, Florida, Arizona, Illinois, and Massachusetts. Pursuant to an investment agreement entered into in February 2021, the Company is currently in the process of transferring the licenses its holds within New York, which are subject to regulatory approval. The Company views Nevada, California, Illinois, Florida and Massachusetts as providing ongoing opportunities for growth due to their market depth, current supply-demand dynamics and regulatory framework.

In addition to owning its own cannabis licenses and operations, the Company also provides management services to third-party cannabis license-holders. The Company currently has management services contracts at two licensed retail dispensaries in California. See “Management Services” for further information about the Company’s management services.

The Company is operated by an executive team that has significant experience in the cannabis industry and other analogous industries such as retail, technology, consumer packaged goods, alcohol and apparel.

Market Opportunity

Management expects the legalization of cannabis throughout the United States to continue to expand both recreationally and medically. In the United States, 18 states, in addition to the District of Columbia, the Commonwealth of the Northern Mariana Islands, and Guam, have legalized cannabis for recreational purposes or “adult-use”. These states are Alaska, Arizona, California, Colorado, Connecticut, Illinois, Maine, Massachusetts, Michigan, Montana, New Jersey, New Mexico, Nevada, Oregon, South Dakota, Vermont, Virginia and Washington. In these markets, recreational sales are expected to grow as cannabis retailers, as permitted by law, benefit from a shift in consumers from illegal sales to legal sales and from new cannabis consumers. MedMen plans on capitalizing on the projected increase in cannabis consumption in these recreational markets through both an expansion of its retail footprint in markets such as California, Nevada, Arizona, Illinois and Massachusetts, as well an entry into other sizable recreational markets across the U.S.

With respect to medical marijuana, as more research centers study the effects of cannabis-based products in treating or addressing therapeutic needs, and assuming that research findings demonstrate that such products are effective in doing so, management believes that the size of the U.S. medical cannabis market will also continue to grow as more states expand their medical marijuana programs and new states legalize medical marijuana. In the United States, 37 states, the District of Columbia, Puerto Rico, Guam, and the U.S. Virgin Islands have legalized medical cannabis. Given MedMen’s experience in New York and Florida, we believe that MedMen is well-versed in operating within a medical-only market and will continue to seek opportunities to expand. These markets provide the Company a national platform to execute on its medical strategy, allowing the Company to serve both medical and recreational consumers.

Retail Operations

MedMen prides itself on providing a best in class, inclusive and informative environment where the customer can comfortably navigate its extensive selection of cannabis products with the assistance of highly trained employees.

MedMen operates its retail operations through a number of wholly-owned subsidiaries in California, Nevada, Florida, Arizona, and Illinois. MedMen currently operates 12 retail stores in California, one retail store in Arizona, three retail stores in Nevada, and one retail store in Illinois, all of which serve both recreational and medical marijuana patients, and six retail stores in Florida that serve medical marijuana patients. Of the Company’s 12 retail stores in California, the Company owns and operates 10 retail stores and manages the operations of two through long-term management services agreements. The Company previously intended to sell its assets in Arizona; however, following the passage and expeditious roll-out of adult-use sales in Arizona, the Company reclassified its Arizona operations from discontinued to continuing operations in the fourth quarter of 2021.

In February 2021, in connection with an investment agreement whereby Ascend Wellness Holdings, LLC will obtain a controlling interest in the Company’s New York subsidiary, MedMen NY, Inc. (“MMNY”), MMNY entered into a management agreement pursuant to which Ascend will advise on MMNY’s operations pending regulatory approval of the investment transaction. Accordingly, four retail locations within the state of New York have been classified as discontinued operations.

Expanding upon its omni-channel experience, the Company launched its same-day delivery platform in California in August 2019 and in September 2019, MedMen’s delivery service was launched in Nevada. Over time, the Company expects to expand its delivery service in each of its states, where permissible by the regulatory framework. Delivery service is available seven days a week, 365 days a year. Both MedMen Buds and MedMen Delivery cement the Company’s commitment to continuously evolving the consumer experience.

Real Estate Strategy

MedMen is focused on entering geographic markets which it believes has significant demand potential for cannabis (assessed through industry research, such as financial analyst reports covering the cannabis industry and consumer and retail information from data providers, and management estimates, such as top-down estimates that evaluate the total addressable market (factoring in potential penetration of cannabis consumption within a specific market) as well as using the Company’s own store performance in similar markets to evaluate potential revenue and profitability), and high barriers to entry, such as limited retail licenses, zoning restrictions and licensing requirements. MedMen’s real estate strategy is focused on prime locations with significant foot traffic and proximity to popular attractions (restaurants, malls, sports arenas, hotels, etc.). MedMen targets retail spaces with a footprint of 2,000 to 5,000 square feet, depending on the market and available real estate. MedMen utilizes both its internal real estate team and a network of real estate brokers to negotiate leases on behalf of the Company. MedMen typically prefers to secure long-term leases for its store locations instead of acquiring real estate. Where leasing of the applicable property is not possible, the Company will generally seek a financing partner to assign the purchase and sale agreement to prior to closing and after the Company has secured the license, and then enter into a leaseback transaction with that purchaser.

Branding and Marketing

MedMen utilizes consistent branding and messaging across its dispensaries under the “MedMen” name. In order to support its retail operations, MedMen has a dedicated marketing team that engages potential customers through in-store demos, social media and promotions, including the MedMen Buds loyalty program, which is described below.

MedMen continues to focus on growing market share and allocating capital to maximize shareholder value, which begins with providing a superior retail experience for its consumers. This includes building and supporting spaces where customers feel safe and educated, while discovering the benefits of cannabis.

The Company curates unique cannabis products and resources that reflect the interests of its customers.

MedMen works diligently to identify emerging cannabis trends and influencers within beauty, wellness, fashion, sports, and entertainment lifestyle verticals. As cannabis gains popularity across these categories, MedMen aims to become a leading lifestyle destination for the next-generation cannabis consumer.

In order to continue enhancing its customer experience, the Company launched MedMen Buds, a rewards program that encompasses over 500,000 individual participants and continues to grow daily, with members across California, Florida, Arizona and Nevada. MedMen understands that in the current retail landscape, building loyalty with core customers is a key driver of continued growth. The Company’s understanding of what its customers value, and how it can meet those needs is critical in deepening its connection with its core customers.

Creating a true omni-channel experience for customers has been a priority for the Company since its inception. In support of that endeavor, the Company successfully launched a fully-owned and operated delivery service in the California and Nevada markets. MedMen is held to the highest standard as it releases “first-to-market” goods and services to cannabis consumers, and as such, the Company takes great pride in the initial positive feedback towards its enhanced omni-channel offering.

Banking and Processing

MedMen deposits funds from its dispensary operations into its banking partners in each respective market. The banks are fully aware of the nature of MedMen’s business and continue to remain supportive of MedMen’s growth plans. MedMen’s dispensaries currently accept only cash and debit card and do not process credit card payments. The Company believes that, as regulations continue to evolve, over time most forms of payment will be accepted, however, it is unclear exactly when this may occur.

Product Selection and Offerings

Product selection decisions are currently made by MedMen’s team of buyers, which negotiates and receives bids from potential brand vendors across all product categories including flower, vape pens, oils, extracts, edibles and pre-rolls. MedMen bases its product selection decisions on product quality, margin potential, consumer feedback and the ability for the respective brands to scale.

MedMen currently sells its own branded products in California, Nevada, New York and Florida under MedMen RED and LuxLyte brands. MedMen manufactures its own products in New York and Florida, and expects to leverage contract manufacturers in California, Nevada and Illinois for its own branded products.

MedMen’s retail locations in California, Illinois, and Nevada make available a variety of MedMen and third party (resale) cannabis and cannabis products. Cannabis and cannabis products for sale include but are not limited to: cannabis dry flower, concentrated cannabis oil, vaporizer forms of cannabis, cannabis edible products and other cannabis products.

MedMen is approved in New York to produce tinctures, vaporizers, cartridges and gel capsules. MedMen currently produces five THC:CBD ratios for tinctures and gel capsules in Wellness (0:1), Harmony (1:1), Awake (20:1), Calm (50:1) and Sleep (100:1). MedMen produces 14 vaporizers in Awake (20:1), Calm (50:1), Harmony (1:1) and Sleep (100:1) THC:CBD ratios. It provides nine cartridges in the same ratios as its vaporizers, in addition to Gold (250:1). MedMen offers a total of 33 products at each of its retail locations in New York.

Product Pricing

MedMen’s prices vary based on the market conditions and product pricing of vendor partners. Generally, MedMen strives to keep pricing consistent across all store locations within a state. Cannabis product pricing is usually based on operating costs, materials costs, distribution costs, and quality and strength of ingredients.

The states of California, Nevada, Florida, Illinois and Massachusetts do not regulate pricing and licensed dispensing organizations within such states may set their own prices for cannabis and cannabis products. The state of New York does regulate pricing of all approved medical marijuana products.

Notwithstanding that most of the foregoing states do not regulate pricing of cannabis and cannabis products permitted to be sold in such states, many of them impose taxes on the sale of permitted products, as follows.

●	Arizona – Subject to a 16% cannabis excise, a local cannabis excise tax which varies by city and/or county of up to 6.3% and sales tax.

●	California – Subject to a 15% cannabis excise tax, a local cannabis excise tax which varies by city and/or county, and state sales tax of 7.25% with an additional local sales tax of up to 3%.

●	Nevada – Subject to a 10% cannabis excise and 8.375% sales tax.

●	New York – Medical cannabis is subject to a 7% cannabis excise payable by the cultivation facility, which is then included in the retail price of the products by the Company.

●	Florida – Not currently subject to an excise or sales tax.

●	Illinois – Medical cannabis is subject to state and local retailers’ occupation taxes at the same rate as other qualifying drugs, i.e., 1% State Retailers’ Occupation Tax rate and is generally exempt from locally imposed retailers’ occupation taxes (except for Regional Transportation Authority and Metro-East Transit District retailers’ occupation taxes). Recreational cannabis sales are subject to the following cannabis excise and sales tax structure:

o	10% of taxable receipts from the sale of adult use cannabis, other than cannabis- infused products, sold with 35% THC or less;

o	25% of taxable receipts from the sale of adult use cannabis, other than cannabis- infused products, sold with greater than 35% THC;

o	20% of taxable receipts from the sale of adult use cannabis-infused products;

o	6.25 % Retailer’s Occupation Tax (sales tax);

o	Up to a 3% Municipal Cannabis Retailer’s Occupation Tax (sales tax);

o	County Cannabis Retailer’s Occupation Tax:

▪	Up to 3.75% in unincorporated areas of the county; and

▪	Up to 3% in a municipality located in a county.

In-Store Pickup and Delivery

MedMen offers in-store pickup in most retail locations, accessible from MedMen’s website. Measures to enhance this offering and expand its availability into certain of the Company’s other operating states, where permitted under applicable laws and regulations, are underway.

The Company launched statewide same-day delivery in California in August 2019.

Loyalty Program

MedMen launched its loyalty program, MedMen Buds, in July 2019. In addition to providing exclusive access to sales and discounts, members of MedMen Buds earn points for every purchase that lead to rewards. MedMen Buds is currently live in all of the Company’s stores across California, Nevada, Florida and Arizona and counts over 500,000 members.

Inventory Management

MedMen has comprehensive inventory management procedures, which are compliant with applicable state and local laws, regulations, ordinances, and other requirements. These procedures ensure strict control over MedMen’s cannabis and cannabis product inventory from delivery by a licensed distributor to sale or delivery to a consumer, or disposal as cannabis waste. Such inventory management procedures also include measures to prevent contamination and maintain the safety and quality of the products dispensed at MedMen’s retail locations. MedMen understands its responsibility to the greater community and the environment and is committed to providing consumers with a consistent and high-quality supply of cannabis.

Managed Dispensaries

MedMen uses the same proprietary, best-practices policies and procedures in both owned and managed dispensaries in order to ensure systematic operations and consistent customer experience. By design, a customer or employee should notice no distinct differences between owned and managed stores. Additionally, MedMen enters into long-term management services agreements, as further described under “Management Services” below.

Cultivation and Production Operations

MedMen currently operates five cultivation and production facilities across Nevada, California, New York, Florida and Arizona. Given the regulatory environment and lack of robust wholesale market in Florida and New York, the Company expects to continue cultivation and production activities in that market. In California and Nevada, the Company is in discussions with partners who may operate its cultivation and production facilities so it can focus on retail operations. The Company may sub-lease the California and Nevada facilities to a third party that would acquire and/or take over the operations for the cultivation and production facilities. As a result, the Company would no longer operate cultivation and production facilities in California and Nevada. The Company also operates a cultivation and production facility in Arizona.

In New York and Florida, the cultivation and production facilities are or will be focused primarily on the commercialization of cannabis (both medical and recreational, as permitted under applicable laws) and, in select locations, the research and development of new strains of cannabis and cultivation techniques. The procedures at each facility place an emphasis on customer and patient safety, with a strict quality control process. In February 2021, the Company entered into an investment agreement with respect to its New York operations whereby a controlling interest will be acquired by a third party. Accordingly, the operations within the state of New York have been classified as discontinued operations but the Company will continue to advise on the New York operations pending regulatory approval of the investment transaction.

Nevada (Mustang)

MedMen operates a cultivation and production facility in northern Nevada. The combined facility is comprised of a 30,000 square foot cultivation facility and a 15,000 square foot production facility and sits on a total of 4.27 acres of land. The 30,000 square foot high-tech Dutch hybrid greenhouse allows for 22,000 square feet of canopy space. The production facility includes state-of-the-art production and extraction equipment.

California (Desert Hot Springs)

MedMen operates a cultivation and production facility in Desert Hot Springs, California. The combined facility is comprised of a 30,000 square foot cultivation facility and a 15,000 square foot production facility and its design is based on the Mustang facility.

New York (Utica)

MedMen operates a cultivation and production facility in Utica, New York in order to service medical marijuana patients in the state through its master license, which allows for cultivation, production and retail sales.

Florida (Eustis)

MedMen operates a cultivation and production facility in Eustis, Florida, which is approximately an hour’s drive north from Orlando.

Arizona (Mesa)

The Company operates a 20,000 square foot cultivation and production facility in Mesa, Arizona.

Management Services

In addition to owning its own retail licenses, MedMen has signed long-term management services contracts with third-party license owners seeking MedMen’s management services. Management services include the use of the “MedMen” brand, retail operations support, human resources, finance and accounting, marketing, sales, legal and compliance. MedMen currently has two management services agreements in place with license owners in California. The two managed dispensaries are located in Venice Beach (Abbot Kinney) and the Los Angeles Airport area.

The management services agreements are typically 30 years in length with 10-year renewals and significant penalties if an operator sells its interest in a managed licensed entity (20% of net sale price of licensee with respect to a change of control transaction). The management services agreements currently in place comprise of the following fees: (i) 1.5% of gross revenue for marketing and soft costs, (ii) $20,000 per month shared services fee, (iii) 25% of monthly EBITDA, (iv) 1.5% of construction budget for construction design services, and (v) 5% of construction budget for construction management services.

Employees

As of June 26, 2021, MedMen had approximately 875 employees across its operating jurisdictions, of which approximately 600 were full-time employees and approximately 125 of which were employed at the corporate level. The remaining employees are employed at retail, cultivation, production, quality assurance/quality control and supply chain/distribution.

MedMen is committed to:

●	Providing equal employment opportunities to all employees and applicants: These policies extend to all aspects of MedMen’s employment practices, including but not limited to, recruiting, hiring, discipline, termination, promotions, transfers, compensation, benefits, training, leaves of absence, and other terms and conditions of employment.

●	Providing a work environment that is free of unlawful harassment, discrimination and retaliation: In furtherance of this commitment, MedMen strictly prohibits all forms of unlawful discrimination and harassment.

●	Complying with all laws protecting qualified individuals with disabilities, as well as employees’, independent contractors’ and vendors’ religious beliefs and observances.

MedMen is committed to all of the above without regards to race, ethnicity, religion, color, sex, gender, gender identity or expression, sexual orientation, national origin, ancestry, citizenship status, uniform service member and veteran status, marital status, pregnancy, age, protected medical condition, genetic information, disability, or any other protected status in accordance with all applicable federal, state, provincial and local laws.

MedMen’s employees are highly-talented individuals who have educational achievements ranging from Ph.D, Masters, and undergraduate degrees in a wide range of disciplines, as well as staff who have been trained on the job to uphold the highest standards as set by MedMen. It is a requirement that all of MedMen’s employees pass background checks and drug screening. MedMen recruits, hires and promotes individuals that are best qualified for each position, priding itself on using a selection process that recruits people who are trainable, cooperative and share its core values as a company.

In addition, the safety of MedMen’s employees is a priority and MedMen is committed to the prevention of illness and injury through the provision and maintenance of a healthy workplace. MedMen takes all reasonable steps to ensure staff is appropriately informed and trained to ensure the safety of themselves as well as others around them.

MedMen partners with the United Food and Commercial Workers (the “UFCW”). The UFCW is a national labor union that represents cannabis workers throughout the United States. The eligible staff of all current retail locations of MedMen in California is represented by the UFCW. MedMen entered into a collective bargaining agreement with UFCW Local 770 and its sister locals in Southern California in 2018 and has expanded that relationship to include UFCW Local 5 in Northern California. In New York, MedMen has entered into a collective bargaining agreement with the Retail, Wholesale and Department Store Union, a division of the UFCW, which represents MedMen’s cultivation and retail staff in New York state.

Competition

With respect to retail operations, MedMen expects to compete with other retail license holders across the states in which it operates, and additional states, as it expands its retail operations into those states either organically or by way of acquisition. Many of MedMen’s competitors in the markets in which MedMen operates in are small local operators. In certain markets such as Los Angeles, there are also a number of illegally operating dispensaries, which serve as competition. In addition to physical dispensaries, MedMen also competes with third-party delivery services, which provide direct-to-consumer delivery services.

Further, as more U.S. jurisdictions pass state legislation allowing recreational use of cannabis, the Company expects an increased level of competition in the U.S. market. For example, since January 1, 2018, the legalization of recreational cannabis in California has spurred an increase of new entrants. A number of companies listed on the CSE are expanding operations to states that have decriminalized cannabis consumption. The increasingly competitive U.S. state markets may adversely affect the business, financial condition, results of operations and prospects of the Company.

Intellectual Property

MedMen has developed numerous proprietary technologies and processes. These proprietary technologies and processes include its seed-to-sale software, cultivation and extraction techniques, and cultivation equipment and irrigation systems. While actively exploring the patentability of these techniques and processes, MedMen relies on non-disclosure/confidentiality arrangements and trade secret protection.

MedMen has invested significant resources towards developing a recognizable and unique brand consistent with premium, high-end retailers in analogous industries. To date, MedMen has 13 registered federal trademarks with the United States Patent and Trademark Office, two registered trademarks in Canada, two trademark applications in Israel, six registered trademarks in Mexico, one registered trademark in California, 17 registered trademarks in Nevada, five registered trademarks in Florida and three registered trademarks in New York. All U.S. federal registered trademarks are further described below.

MedMen’s in-house and outside legal counsel monitor and swiftly respond to potential intellectual property infringement. Additionally, MedMen maintains strict standards and operating procedures regarding its intellectual property, including the regular use of non-disclosure, confidentiality, and intellectual property assignment agreements.

Trademarks

As of the date hereof, MedMen has registered the following 13 federal trademarks in the United States, including the “MedMen” name itself, related logos, and design marks distinctive to MedMen’s brand:

●	“MEDMEN” was registered under registration number 4916626 on March 15, 2016, registration numbers 5301055, 5301056, 5301058, and 5301059 on October 3, 2017 and registration number 5612033 on November 20, 2018. This mark was registered for use in association with providing a range of services including “arranging of seminars; conducting workshops and seminars in the fields of business management, entrepreneurship, and investing”, “private equity fund investment services; management of private equity funds; providing venture capital, development capital, private equity and investment funding”, “business advice and information; business consultation; business consultation services”, “on-line journals, namely, blogs featuring social and medical benefits of cannabis” and for use in association with the following products: “hoodies; jackets; shirts; sweatshirts; long-sleeved shirts; t-shirts” and “plastic water bottles sold empty”.

●	“MYMEDMEN” was registered under registration number 5301054 on October 3, 2017 for use in association with “computer software that provides real-time, integrated business management intelligence by combining information from various databases and presenting it in an easy-to-understand user interface”.

●	The stylized red text logo for “MedMen”, as registered under registration number 4788802 on August 11, 2015 for use in association with “business consultancy; business consultation services”.

●	The stylized red “M”, was registered under registration number 4825297 on October 5, 2015 for use in association with “business consultancy; business consultation; business consultation services”.

●	The stylized geometric marijuana leaf, was registered under registration numbers 5333804 and 5333805 on November 14, 2017 and registration number 5421419 on March 13, 2018. This design mark was registered for use in association with products, namely “hoodies; long- sleeved shirts; shirts; sweat shirts; t-shirts” and for use in association with services including “private equity fund investment services; management of private equity funds; providing venture capital, development capital, private equity and investment funding” and “business management consultancy services not including services related to supply chain and inventory management”.

●	The stylized text logo for “EMBER”, was registered under registration number 5616303 on November 27, 2018 for use in association with “general feature magazine in the field of cannabis, general feature magazines”.

All federal registered trademarks in the United States described above are subject to renewal 10 years from the date of registration.

UNITED STATES REGULATORY ENVIRONMENT

Federal Regulatory Environment

The federal government of the United States regulates controlled substances through the CSA, which places controlled substances on one of five schedules. Currently, marijuana is classified as a Schedule I controlled substance. A Schedule I controlled substance means the Drug Enforcement Agency considers it to have a high potential for abuse, no accepted medical treatment, and a lack of accepted safety for the use of it even under medical supervision. The federal government has sought to provide guidance to enforcement agencies and banking institutions with the introduction of the United States Department of Justice Memorandum drafted by former Deputy Attorney General James Michael Cole in 2013 (the “Cole Memo”) and the Department of the Treasury Financial Crimes Enforcement Network (“FinCEN”) guidance in 2014.

The Cole Memo offered guidance to federal enforcement agencies as to how to prioritize civil enforcement, criminal investigations and prosecutions regarding marijuana in all states. The Cole Memo acknowledged that, notwithstanding the designation of cannabis as a Schedule I controlled substance at the federal level, several states had enacted laws authorizing the use of cannabis for medical purposes. The Cole Memo noted that jurisdictions that have enacted laws legalizing cannabis in some form have also implemented strong and effective regulatory and enforcement systems to control the cultivation, processing, distribution, sale and possession of cannabis. As such, conduct in compliance with those laws and regulations is less likely to implicate the Cole Memo’s enforcement priorities. The Department of Justice did not provide (and has not provided since) specific guidelines for what regulatory and enforcement systems would be deemed sufficient under the Cole Memo. In light of limited investigative and prosecutorial resources, the Cole Memo concluded that the Department of Justice should be focused on addressing only the most significant threats related to cannabis, such as distribution of cannabis from states where cannabis is legal to those where cannabis is illegal, the diversion of cannabis revenues to illicit drug cartels and sales of cannabis to minors.

In January 2018, then United States Attorney General, Jeff Sessions, by way of issuance of a new Department of Justice Memorandum (the “Sessions Memo”), rescinded the Cole Memo and thereby created a vacuum of guidance for enforcement agencies and the Department of Justice. The Sessions Memorandum explains the DOJ’s rationale for rescinding all past DOJ cannabis enforcement guidance, claiming that Obama-era enforcement policies are “unnecessary” due to existing general enforcement guidance adopted in the 1980s, in chapter 9.27.230 of the U.S. Attorney’s Manual (the “USAM”). The USAM enforcement priorities, like those of the Cole Memo, are based on the use of the federal government’s limited resources and include “law enforcement priorities set by the Attorney General,” the “seriousness” of the alleged crimes, the “deterrent effect of criminal prosecution,” and “the cumulative impact of particular crimes on the community.” Although the Sessions Memorandum emphasizes that cannabis is a federally illegal Schedule I controlled substance, it does not otherwise instruct U.S. Attorneys to consider the prosecution of cannabis-related offenses a DOJ priority, and in practice, most U.S. Attorneys have not changed their prosecutorial approach to date. As a result, federal prosecutors are free to utilize their prosecutorial discretion to decide whether to prosecute cannabis activities despite the existence of state-level laws that may be inconsistent with federal prohibitions. No direction was given to federal prosecutors in the Sessions Memo as to the priority they should ascribe to such cannabis activities, and as a result it is uncertain how active federal prosecutors will be in relation to such activities.

On March 11, 2021, Merrick Garland was sworn in as the U.S. Attorney General. During his campaign, President Biden stated a policy goal to decriminalize possession of cannabis at the federal level, but he has not publicly supported the full legalization of cannabis. In response to questions posed by Senator Cory Booker, Merrick Garland stated during February 2021 congressional testimony that he would reinstitute a version of the Cole Memorandum. He reiterated the statement that the Justice Department under his leadership would not pursue cases against Americans “complying with the laws in states that have legalized and are effectively regulating marijuana”, in written responses to the Senate Judiciary Committee provided around March 1. It is not yet known whether the Department of Justice under President Biden and Attorney General Garland, will re-adopt the Cole Memorandum or announce a substantive marijuana enforcement policy. Justice Garland indicated at a confirmation hearing before the United States Senate that it did not seem to him to be a useful use of limited resources to pursue prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise. It is unclear what impact, if any, the new administration will have on U.S. federal government enforcement policy on cannabis. Nonetheless, there is no guarantee that the position of the Department of Justice will not change.

Because the Department of Justice memorandums serve as discretionary agency guidance and do not constitute a force of law, cannabis related businesses have worked to continually renew the Rohrabacher Blumenauer Appropriations Amendment (originally the Rohrabacher Farr Amendment) that has been included in federal annual spending bills since 2014. This amendment restricts the Department of Justice from using federals funds to prevent states with medical cannabis regulations from implementing laws that authorize the use, distribution, possession or cultivation of medical cannabis against regulated medical marijuana actors operating in compliance with state and local law. Most recently, the Rohrabacher-Farr Amendment was included in the Consolidated Appropriations Act of 2019, which was signed by President Trump on February 14, 2019 and funds the departments of the federal government through the fiscal year ending September 30, 2019. In signing the Act, President Trump issued a signing statement noting that the Act “provides that the DOJ may not use any funds to prevent implementation of medical marijuana laws by various States and territories,” and further stating “I will treat this provision consistent with the President’s constitutional responsibility to faithfully execute the laws of the United States.” While the signing statement can fairly be read to mean that the executive branch intends to enforce the CSA and other federal laws prohibiting the sale and possession of medical marijuana, the president did issue a similar signing statement in 2017 and no major federal enforcement actions followed. On September 27, 2019, the Rohrabacher-Farr Amendment was temporarily renewed through a stopgap spending bill and was similarly renewed again on November 21, 2019. The Fiscal Year 2020 omnibus spending bill was ultimately passed on December 20, 2019, making the Rohrabacher-Farr Amendment effective through September 30, 2020. In signing the spending bill, President Trump again released a statement similar to the ones he made May 2017 and February 2019 regarding the Rohrabacher-Farr Amendment. On December 27, 2020 the amendment was renewed through the signing of the Fiscal Year 2021 omnibus spending bill, effective through September 30, 2021. Notably, Rohrbacher-Farr has applied only to medical marijuana programs and has not provided the same protections to enforcement against adult-use activities. If the Rohrabacher-Farr Amendment is no longer in effect, the risk of federal enforcement and override of state marijuana laws would increase.

Since 2014, Congress has made immense strides in marijuana policy. The bipartisan Congressional Cannabis Caucus launched in 2017 and is headed by Representatives Dana Rohrabacher (CA-48), Earl Blumenauer (OR-03), Don Young (AK-At Large), and Jared Polis (CO-02). The group is “dedicated to developing policy reforms that bridge the gap between federal laws banning marijuana and the laws in an ever-growing number of states that have legalized it for medical or recreational purposes” Additionally, each year more Representatives and Senators sign on and co-sponsor marijuana legalization bills including the CARERS Act, REFER Act and others. While there are different perspectives on the most effective route to end federal marijuana prohibition, Congressman Blumenauer and Senator Wyden introduced the three-bill package, Path to Marijuana Reform which would fix Section 280E of the Code, eliminate civil asset forfeiture and federal criminal penalties for businesses complying with state law, reduce barriers to banking, and would de-schedule, tax and regulate marijuana in 2017. Senator Booker has also introduced the Marijuana Justice Act, which would deschedule marijuana, and in 2018 Congresswoman Barbara Lee introduced the House companion.

Additionally, on June 7, 2018, the STATES Act was introduced in the Senate by Republican Senator Cory Gardner of Colorado and Democratic Senator Elizabeth Warren of Massachusetts. A companion bill was introduced in the House by Democratic representative Jared Polis of Colorado. The bill provides in relevant part that the provisions of the CSA, as applied to marijuana, “shall not apply to any person acting in compliance with state law relating to the manufacture, production, possession, distribution, dispensation, administration, or delivery of marihuana.” Even though marijuana will remain within Schedule I under the STATES Act, it makes the CSA unenforceable to the extent it is in conflict with state law. In essence, the bill extends the limitations afforded by the Rohrabacher-Blumenauer protection within the federal budget − which prevents the Department of Justice and the Drug Enforcement Agency from using funds to enforce federal law against state-legal medical cannabis commercial activity − to both medical and recreational cannabis activity in all states where it has been legalized. By allowing continued prohibition to be a choice by the individual states, the STATES Act does not fully legalize cannabis on a national level. In that respect, the bill emphasizes states’ rights under the Tenth Amendment, which provides that “the powers not delegated to the United States by the Constitution, nor prohibited by it to the States, are reserved to the States respectively, or to the people.”

Notwithstanding the foregoing, there is no guarantee that the current presidential administration will treat the enforcement of marijuana regulations as low-priority enforcement of U.S. federal laws that conflict with state laws. Accordingly, there are a number of significant risks associated with the business of the Company and unless and until the United States Congress amends the CSA with respect to medical and/or adult-use cannabis (and as to the timing or scope of any such potential amendments there can be no assurance), there is a significant risk that federal authorities may enforce current federal law, and the business of the Company may be deemed to be producing, cultivating, extracting, or dispensing cannabis or aiding or abetting or otherwise engaging in a conspiracy to commit such acts in violation of federal law in the United States.

Anti-Money Laundering Laws and Access to Banking

Due to the CSA categorization of marijuana as a Schedule I drug, U.S. federal law makes it illegal for financial institutions that depend on the Federal Reserve’s money transfer system to take any proceeds from marijuana sales as deposits. Banks and other financial institutions could be prosecuted and possibly convicted of money laundering for providing services to cannabis businesses under the United States Currency and Foreign Transactions Reporting Act of 1970 (the “Bank Secrecy Act”). Under U.S. federal law, banks or other financial institutions that provide a cannabis business with a checking account, debit or credit card, small business loan, or any other service could be found guilty of money laundering or conspiracy.

While there has been no change in U.S. federal banking laws to account for the trend towards legalizing medical and recreational marijuana by U.S. states, FinCEN has issued guidance advising prosecutors of money laundering and other financial crimes not to focus their enforcement efforts on banks and other financial institutions that serve marijuana-related businesses, so long as that business is legal in their state and none of the federal enforcement priorities are being violated (such as keeping marijuana away from children and out of the hands of organized crime). The FinCEN guidance also clarifies how financial institutions can provide services to marijuana-related businesses consistent with their Bank Secrecy Act obligations, including thorough customer due diligence, but makes it clear that they are doing so at their own risk.

Due to the fear by financial institutions of being implicated in or prosecuted for money laundering, cannabis businesses are often forced into becoming “cash-only” businesses. As banks and other financial institutions in the U.S. are generally unwilling to risk a potential violation of federal law without guaranteed immunity from prosecution, most refuse to provide any kind of services to cannabis businesses. Despite the attempt by FinCEN to legitimize cannabis banking, in practice its guidance has not made banks much more willing to provide services to cannabis businesses. This is because, as described above, the current law does not guarantee banks immunity from prosecution, and it also requires banks and other financial institutions to undertake time-consuming and costly due diligence on each cannabis business they take on as a customer. Recently, some banks that have been servicing cannabis businesses have been closing accounts operated by cannabis businesses and are now refusing to open accounts for new cannabis businesses for the reasons enumerated above.

The few credit unions who have agreed to work with cannabis businesses are limiting those accounts to no more than 5% of their total deposits to avoid creating a liquidity risk. Since the federal government could change the banking laws as it relates to cannabis businesses at any time and without notice, these credit unions must keep sufficient cash on hand to be able to return the full value of all deposits from cannabis businesses in a single day, while also servicing the need of their other customers.

State Border Regulation

Another aspect of federal law is that it provides that cannabis and cannabis products may not be transported across state lines in the United States. As a result, all cannabis consumed in a state must be grown and produced in that same state. This dynamic could make it more difficult for the Company, in the short term, to maintain a balance between supply and demand. If excess cultivation and production capacity is created in any given state and this is not matched by increased demand in that state, then this could exert downward pressure on the retail price for the products the Company sells. If too many retail licenses are offered by state authorities in any given state, then this could result in increased competition and exert downward pressure on the retail price for the products the Company sells. On the other hand, if cultivation and production in a state fails to match demand then, in the short term, there could be insufficient supply of product in a state to meet demand and while the Company may be able to raise its prices there could be inadequate product availability in the short term, causing the Company’s revenue in that state to fall or to not grow to its full potential.

United States Border Entry

The United States Customs and Border Protection, or CBP, enforces the laws of the United States as they pertain to lawful travel and trade into and out of the U.S. Crossing the border while in violation of the CSA and other related United States federal laws may result in denied admission, seizures, fines, and apprehension. CBP officers administer determine the admissibility of travelers who are non-U.S. citizens into the United States pursuant to the United States Immigration and Nationality Act. An investment in our Subordinate Voting Shares, if it became known to CBP, could have an impact on a non-U.S. citizen’s admissibility into the United States and could lead to a lifetime ban on admission.

Because marijuana remains illegal under United States federal law, those investing in Canadian companies with operations in the United States cannabis industry could face detention, denial of entry, or lifetime bans from the United States for their business associations with United States marijuana businesses. Entry happens at the sole discretion of CBP officers on duty, and these officers have wide latitude to ask questions to determine the admissibility of a non-US citizen or foreign national. The government of Canada has started warning travelers that previous use of marijuana, or any substance prohibited by United States federal laws, could mean denial of entry to the United States. Business or financial involvement in the marijuana industry in the United States could also be reason enough for CBP to deny entry. On September 21, 2018, CBP released a statement outlining its current position with respect to enforcement of the laws of the United States. It stated that Canada’s legalization of cannabis will not change CBP enforcement of United States laws regarding controlled substances and because marijuana continues to be a controlled substance under United States law, working in or facilitating the proliferation of the legal marijuana industry in U.S. states where it is deemed legal may affect admissibility to the United States. As a result, CBP has affirmed that, employees, directors, officers, managers and investors of companies involved in business activities related to marijuana in the United States who are not United States citizens, face the risk of being barred from entry into the United States.

Tax Concerns

An additional challenge to cannabis-related businesses is that the provisions of the Code, Section 280E, are being applied by the United States Internal Revenue Service to businesses operating in the medical and adult use cannabis industry. Section 280E of the Code prohibits cannabis businesses from deducting their ordinary and necessary business expenses, forcing them to pay higher effective federal tax rates than similar companies in other industries. The effective tax rate on a cannabis business depends on how large its ratio of non-deductible expenses is to its total revenues. Therefore, businesses in the legal cannabis industry may be less profitable than they would otherwise be.

Overall, the United States federal government has specifically reserved the right to enforce federal law in regards to the sale and disbursement of medical or adult-use marijuana even if such sale and disbursement is sanctioned by state law. Accordingly, there are a number of significant risks associated with the business of the Company and unless and until the United States Congress amends the CSA with respect to medical and/or adult-use cannabis (and as to the timing or scope of any such potential amendments there can be no assurance), there is a significant risk that federal authorities may enforce current federal law, and the business of the Company may be deemed to be producing, cultivating, extracting, or dispensing cannabis or aiding or abetting or otherwise engaging in a conspiracy to commit such acts in violation of federal law in the United States.

State and Local Licenses

The following table provides a list of the licenses granted to and disclosed as applied for by the Company.

Entity	Address	Jurisdiction	License Type	Expiry Date (if applicable)	License Number(s)
Advanced Patients’ Collective	735 S. Broadway, Los Angeles, CA 90014	State	Adult use and Medical Retail	7/23/2022	C10-0000499-LIC
		City	Adult Use Retail	12/31/2020*	0002086145-0001-8: Fund/Class J020
		City	Medical Retail	12/31/2020*	0002086145-0001-8: Fund/Class J010
	2430 Porter St., Los Angeles, CA	State	Adult use and Medical Distribution	7/2/2022	C11-0000635-LIC
MME CYON Retail, Inc.	110 S Robertson Blvd, Los Angeles CA 90048	State	Adult use and Medical Retail	7/15/2022	C10-0000426-LIC
		City	Adult Use Retail	12/31/2020*	0002053218-0001-8: Fund/Class J020
		City	Medical Retail	12/31/2020*	0002181643-0001-9 Fund Class J010
Desert Hot Springs Green Horizons, Inc.	13300 Little Morongo Road, Desert Hot Springs, CA 92240	State	Adult Use and Medicinal Distributor	6/24/2022	C11-0000490-LIC
		State	Adult use and Medical Manufacturing - Type 7	5/10/2022	CDPH-10003152
		State	Adult use and Medical Cultivation	9/13/2021	CAL19-0004050
		City	Business License - Cultivator/Distributor	9/8/2021	BUSL-20-835
		City	Business License - Manufacturing	9/8/2021	BUSL-20-822
		City	Cannabis Regulatory Permit - Cultivation, Distribution, and Manufacturing	N/A	2017-00000396
		City	CUP	N/A	CUP 14-16

Entity	Address	Jurisdiction	License Type	Expiry Date (if applicable)	License Number(s)
Farmacy Collective	8208 Santa Monica Blvd, Santa Monica CA 90046	State	Adult use/Medical Retail	7/14/2022	C10-0000421-LIC
		City	West Hollywood Medical Marijuana Retail Business License	12/31/20*	MMC-0004536
		City	TUP (TEMP CITY APPROVAL)	6/30/2021*	17-0013
		City	West Hollywood Business License - Public Eating	5/31/2021*	PBL-004537
Rochambeau, Inc.	3996 San Pablo Avenue Suites A, B, C, D; Emeryville, CA 94608	State	Adult use and Medical Retail	7/7/2022	C10-0000385-LIC
		City	Adult use and Medical Retail	8/21/2021	EPD 20-005
		City	CUP for Retail	N/A	CUP-18-001
Sure Felt, LLC	10715 Sorrento Valley Rd., San Diego, CA 92121	State	Adult use and Medical Retail	7/4/2022	C10-0000379-LIC
		City	Medical Marijuana Consumer Cooperative Permit	12/17/2021	Form DS-191
		City	CUP	6/18/2023	CUP 1865509
MMOF San Diego Retail, Inc.	5125 Convoy St., #211 San Diego, CA 92111	City	CUP	12/17/2021	1291580 PTS# 369478
		City	Medical Marijuana Consumer Cooperative Permit	7/4/2022	Form DS-191
		State	Adult use and Medical Retail	6/11/2022	C10-0000378-LIC
The Compassion Network	410 Lincoln Blvd., Venice, CA 90291	State	Adult use and Medical Retail	6/11/2022	C10-0000177-LIC
		City	Adult-Use Retail	12/31/2020*	0002181643-0001-9: Fund/Class J020
		City	Medical Retail	12/31/2020*	0002181643-0001-9: Fund/Class J010
The Source Santa Ana	2141 S Wright Street, Santa Ana CA 92705	State	Adult-Use and Medicinal Retailer	7/15/2022	C10-0000442-LIC
		City	Regulatory Safety Permit	1/13/2022	2018-16

Entity	Address	Jurisdiction	License Type	Expiry Date (if applicable)	License Number(s)
Viktoriya’s Medical Supplies, LLC	1075 10th St N. San Jose, CA 95112	State	Adult use and Medical Microbusiness	7/4/2022	C12-0000144-LIC
		City	City of San Jose – Notice of Completed Registration Medical and Non-Medical Cannabis - Retail, Distribution, Delivery, Manufacturing	12/14/2021	N/A
MATTNJEREMY, INC	2767 E. Broadway Long Beach, CA 90803	City	Business License - Dispensary with Delivery - Adult Use	8/30/2023	MJ21908299
		City	Adult use and Medical Retail	1/4/2023	MJ21908296
		State	Adult use and Medical Retail	7/15/2022	C10-0000438-LIC
MME Sutter Retail Inc.	532 Sutter Street, San Francisco	State and City	Adult use and Medical Retail	N/A	Pending Local and State Approval
MME Union Retail, LLC	1861 Union St, San Francisco, CA	State and City	Adult use and Medical Retail	N/A	Pending Local and State Approval
MMOF Vegas Retail Inc	4503 Paradise Rd St. 210 A-B, Las Vegas, NV 8916	County	Marijuana Master License Retail Store/Medical Dispensary	12/31/2021	2000169.MMR-301
		State	Retail Marijuana Store	6/30/2022	Certificate: 04045523128584413069 Code: RD078
		State	Medical Marijuana Dispensary	6/30/2022	Certificate: 3465297098641153293 MME Code: D078
MMOF Fremont Retail, Inc.	823 S 3rd Street, Las Vegas, NV 89101	City	Medical Retail Business License	1/1/2022	License #: M66-00014
		City	Recreational Retail Business License	1/1/2022	License #: M66-00015
		State	Retail Marijuana Store	6/30/2022	Certificate: 67501179020484699802 Code: RD178
		State	Medical Marijuana Dispensary	6/30/2022	Certificate: 51798010886861416556 Code: D178
MMOF Vegas Retail 2, Inc.	6332 S Rainbow Blvd #105, Las Vegas, NV 89118	City	Marijuana Master License Retail Store/Medical Dispensary	12/31/2021	2000104.MMR-301
		State	Retail Marijuana Store	6/30/2022	Certificate: 10756476132829656560 Code: RD092
		State	Medical Marijuana Dispensary	6/30/2022	Certificate: 55740439531874846857 Code: D092

Entity	Address	Jurisdiction	License Type	Expiry Date (if applicable)	License Number(s)
MMNV2 Holdings I, LLC	12000 Truckee Canyon Court, Sparks NV 89434	State	Marijuana Cultivation Facility	7/31/2021	Certificate: 07912568590104527553 Code: RC025
		State	Medical Marijuana Cultivation Registration Certificate	6/30/2022	Certificate: 17870088520850390544 Code: C025
		County	Marijuana Cultivation Facility	1/1/2022	W000009ME-LIC
		State	Marijuana Product Manufacturing Facility	7/31/2021	Certificate: 28332017443877189253 Code: RP016
		State	Medical Marijuana Production Registration Certificate	6/30/2022	Certificate: 42811321585035807243 Code: P016
		County	Marijuana Product Manufacturing Facility	1/1/2022	W000005ME-LIC
EBA Holdings, Inc.	8729 E Manzanita Dr., Scottsdale, AZ 85258	State	Adult Use License & Approval to Operate	1/21/2023	00000068ESZM96727661
		State	Medical Cert & Approval to Operate - Dispensary	8/7/2022	00000072DCMU00762354
		City	CUP	3/1/2022	8-UP-2012#2
	2832 N. Omaha, Mesa, AZ 85125	State	Adult Use License & Approval to Operate -Cultivation & Manufacture (offsite)	1/21/2023	00000068ESZM96727661

MedMen NY, Inc**	1113 Herkimer Road, Utica, NY 13501	State	Manufacturing License	7/31/2023	MM0501M
	2001 Marcus Avenue, Lake Success, NY 11042	State	Dispensing License	7/31/2023	MM0502D
	433 Fifth Avenue, New York, NY 10116	State	Dispensing License	7/31/2023	MM0503D
	1304 Buckley Road, Syracuse, NY 13212	State	Dispensing License	7/31/2023	MM0504D
	6850 Main Street, Buffalo, NY 14221	State	Dispensing License	7/31/2023	MM0506D

Entity	Address	Jurisdiction	License Type	Expiry Date (if applicable)	License Number(s)
MME Florida, LLC	25540 County Road 44A, Eustis, Florida 32736	State	Cultivation and Manufacturing Authorization	7/13/2022	MMTC-2017-0012
	5048 Bayou Blvd. Pensacola, Florida 32503	State	Dispensing Authorization
	326 5th Avenue North, St. Petersburg, Florida 33701	State	Dispensing Authorization
	2949 North Federal Highway Fort Lauderdale, Florida 33306	State	Dispensing Authorization
	550 Collins Ave, Miami Beach, FL 33139	State	Dispensing Authorization
	537-539 Clematis Street, West Palm Beach, Florida 33401	State	Dispensing Authorization
MedMen Boston, LLC	120 Brookline Avenue, Boston, Massachusetts 02215	State	Adult-Use and Medicinal Retailer	N/A	Provisional License
		City	Host Community Agreement	2/7/2024
MME Newton Retail, LLC	232 Boylston Street, Boston, Massachusetts 02215	State	Adult-Use and Medicinal Retailer	12/21/2021	Provisional License
		City	Host Community Agreement	TBD, Will be valid for 5 years after we are operational. Until we are operational, the expiration is N/A
Future Transactions Holdings, LLC	1132 Lake Street, Oak Park, Il 60301	State	Medical Dispensing License	8/22/2021	DISP.000041
		State	Adult Use License	3/31/2022	AUDO.000033
MME Morton Grove Retail, LLC	6761 Dempster St., Morton Grove, IL 60053	State	Adult Use License	3/31/2022	AUDO.000106
MME Evanston Retail LLC***	1804 Maple Ave. Evanston, IL 60201	State	Medical Dispensing License	11/9/2021	DISP.000009
		State	Adult Use License	3/31/2022	AUDO.000020
MME Aurora Retail, LLC	740 N Rte. 59 Aurora, IL 60504	State	Adult Use License	3/31/2022	AUDO.000068

*	A renewal application has been submitted by the Company in respect of the noted license/permit. The license/permit remains effective during the renewal process. The Company expects to receive a renewal for such a license in the ordinary course of business.
**

On February 25, 2021, MedMen NY, Inc. entered into an investment agreement whereby, upon consummation and subject to approval from the New York State Department of Health and other applicable regulatory bodies, Ascend Wellness Holdings, LLC will hold a controlling interest in MMNY. The parties also entered into a management agreement pursuant to which Ascend will advise on MMNY’s operations pending regulatory approval of the investment transaction. For a further description of the transaction, see “Recent Developments – Turnaround and Growth Plan – Focus on Core Markets - New York - Investment Agreement” below.

***

On July 1, 2020, the Company executed definitive agreements to transfer the retail store located in Evanston, Illinois, for total consideration of $20.0 million. For a further description of the transaction, see “Recent Developments – Turnaround and Growth Plan – Focus on Core Markets - Evanston, Illinois” below.

Disclosure that a license has been granted to or applied for by the Company does not imply that all required regulatory steps have been satisfied to operate a cannabis facility under that license, as licensing commonly requires multiple levels of approval at the state and local level, as well as securing compliant real estate, and licenses listed as having been granted are often provisional in nature.

The Company’s operations are in compliance with applicable state laws, regulations and licensing requirements. Additionally, the Company uses the same proprietary, best-practices policies and procedures in its managed dispensaries as in its owned dispensaries in order to ensure systematic operations and, as such, to the Company’s knowledge, the dispensaries that the Company manages are in compliance with applicable state laws, regulations and licensing requirements.

While the Company’s compliance controls have been developed to mitigate the risk of any material violations of a license arising, there is no assurance that the Company’s licenses will be renewed in the future in a timely manner. Any unexpected delays or costs associated with the licensing renewal process could impede the ongoing or planned operations of the Company and have a material adverse effect on the Company’s business, financial condition, results of operations or prospects.

Nonetheless, for the reasons described above and the risks further described under Item 1A. “Risk Factors” herein, there are significant risks associated with the business of the Company. Readers are strongly encouraged to carefully read all the risk factors contained herein.

Compliance with Applicable State Law in the United States

The following sections describe the legal and regulatory landscape in respect of the states in which the Company currently operates and as such in which it is currently contemplated that the Company will be operating upon completion of announced transactions.

In the United States, cannabis is largely regulated at the state level. Although each state in which we operate (and anticipate operating) authorizes, as applicable, medical and/or adult-use marijuana production and distribution by licensed or registered entities, and numerous other states have legalized marijuana in some form, under U.S. federal law, the possession, use, cultivation, and transfer of marijuana and any related drug paraphernalia remains illegal, and any such acts are criminal acts under U.S. federal law. Although we believe that our business activities are compliant with applicable state and local laws of the United States, strict compliance with state and local laws with respect to marijuana may neither absolve us of liability under U.S. federal law, nor provide a defense to any federal proceeding which may be brought against us. Any such proceedings brought against us may result in a material adverse effect on our business.

Arizona

Arizona Regulatory Landscape

The Arizona Medical Marijuana Program (the “AZDHS Program”) is governed by Title 9; Chapter 17 Department of Health Services Medical Marijuana Program (the “AZDHS Rules”) and A.R.S. § 36-2801 et seq., as amended from time to time (the “Arizona Act”) (the AZDHS Rules and the Arizona Act collectively referred to herein as the “AMMA”). The Arizona Act, which was approved by the Arizona voters in 2010 provides the legal requirements and restrictions in conjunction with the applicable rules, guidelines and requirements, promulgated by the Arizona Department of Health Services (“AZDHS”). The AZDHS Program provides for a limited number of Medical Marijuana Dispensary Registration Certificates (each, an “Arizona License”). The program currently allows 131Arizona Licenses. A variety of product types are allowed in the state including medical marijuana and manufactured and derivative products which contain medical marijuana.

On November 3, 2020, Arizona voters enacted Proposition 207 which legalized adult-use cannabis for persons 21 years of age and older. The ADHS accepted applications for marijuana establishment licenses from early applicants, which are nonprofit medical marijuana licensed dispensaries or applicants in counties with less than two (2) nonprofit medical marijuana licensed dispensaries, from January 19, 2021 through March 9, 2021. Adult use sales began on January 19, 2021 immediately after the ADHS approved early adult use applications for existing nonprofit medical marijuana licensed dispensaries. As of August, 2021, the ADHS has approved total of 143 adult use establishment licenses. The Arizona Department of Health adopted regulations effective June 1, 2021, for the licensing of retailers, cultivators and manufacturers. The ADHS has stated that it plans to issue 26 marijuana establishment licenses to applicants who qualify under the Social Equity Ownership Program. The ADHS plans to accept applications for these licenses in December 2021 and random selection is planned to occur in the Spring of 2022. After issuing licenses to qualified early applicants and to the applicants who qualify under the Social Equity Ownership Program, the ADHS may not issue more than one marijuana establishment license for every ten (10) registered pharmacies in Arizona.

Licenses

Arizona state licenses are renewed biennially. There is no ultimate expiry after which no renewals are permitted. Additionally, in respect of the renewal process, provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner along with the necessary supporting documents, and regulatory requirements are met, the licensee would expect to receive the applicable renewed license in the ordinary course of business.

Regulations

In the state of Arizona, only cannabis that is grown and manufactured in the state by a licensed establishment may be sold in the state. A single license holder is provided with the ability to cultivate, harvest, process, transport, sell and dispense cannabis and cannabis products, and is not required to participate in all of the allowable activities. Delivery is allowed from dispensaries to patients only. Delivery to recreational customers is not allowed.

Reporting Requirements

The AZDHS has not selected a state mandated seed-to-sale system at this time. Licensed entities are permitted to choose their own provider or to track marijuana products from seed-to-sale using proprietary methods. The state however, tracks patient dispensing limits through a proprietary state system. Although there are no periodic reporting requirements to the state, full seed-to-sale tracking is required by all licensees and is periodically audited by the AZDHS. Additionally, all sales transactions are manually entered into the state dispensing tracking system at the time of transaction.

California

California Regulatory Landscape

In 1996, California was the first state to legalize medical marijuana through Proposition 215, the Compassionate Use Act of 1996. This legalized the use, possession and cultivation of medical marijuana by patients with a physician recommendation for treatment of cancer, anorexia, AIDS, chronic pain, spasticity, glaucoma, arthritis, migraine, or any other illness for which marijuana provides relief. In 2003, Senate Bill 420 was signed into law establishing an optional identification card system for medical marijuana patients.

In September 2015, the California legislature passed three bills collectively known as the “Medical Cannabis Regulation and Safety Act” (“MCRSA”). The MCRSA established a licensing and regulatory framework for medical marijuana businesses in California. The system created multiple license types for dispensaries, infused products manufacturers, cultivation facilities, testing laboratories, transportation companies and distributors. Edible infused product manufacturers would require either volatile solvent or non-volatile solvent manufacturing licenses depending on their specific extraction methodology. Multiple agencies would oversee different aspects of the program and businesses would require a state license and local approval to operate. However, in November 2016, voters in California overwhelmingly passed Proposition 64, the “Adult Use of Marijuana Act” (“AUMA”) creating an adult-use marijuana program for adult-use 21 years of age or older. AUMA had some conflicting provisions with MCRSA, so in June 2017, the California State Legislature passed Senate Bill No. 94, known as Medicinal and Adult-Use Cannabis Regulation and Safety Act (“MAUCRSA”), which amalgamates MCRSA and AUMA to provide a set of regulations to govern medical and adult-use licensing regime for cannabis businesses in the state of California. MAUCRSA went into effect on January 1, 2018. The three agencies that regulate marijuana at the state level are the California Department of Consumer Affairs’ Bureau of Cannabis Control (“BCC”), California Department of Food and Agriculture (“CDFA”), and California Department of Public Health (“CDPH”). The California Department of Tax and Fee Administration oversees.

On July 12, 2021, Governor Gavin Newsom signed Assembly Bill 141 (“AB-141”) into law in an effort to centralize and simplify regulatory and licensing oversight of the California cannabis market, thus creating the Department of Cannabis Control (“DCC”). With the passage of AB-141, the DCC consolidates three (3) state cannabis programs – BCC, CDFA, and the MCSB – under a single new department now known as the DCC. The law transfers all of the powers, duties, purposes, functions, responsibilities, and jurisdiction of the BCC, CDFA and CDPH to the DCC. Apart from creating the DCC, AB-141 also institutes many technical fixes and substantive changes to MAUCRSA and thus requires additional rulemaking at the DCC level, which will affect all licensees. Under AB-141, the deadline for the DCC to issue and renew provisional licenses is extended from January 1, 2022, to June 30, 2022. The DCC may issue a provisional license if the applicant has submitted a completed license application.

In order to legally operate a medical or adult-use cannabis business in California, the operator must have both a local and state license. This requires license holders to operate in cities with marijuana licensing programs. Therefore, cities in California are allowed to determine the number of licenses they will issue to marijuana operators or can choose to outright ban marijuana.

Licenses

The Company is licensed to operate as a Medical and Adult-Use Retailer, Cultivator, Manufacturer and Distributor under applicable California and local jurisdictional law. The Company’s licenses permit it to possess, cultivate, manufacture, distribute, dispense and sell medical and adult-use cannabis in the state of California pursuant to the terms of the various licenses issued by the BCC, CDFA, and CDPH under the provision of the MAUCRSA and California Assembly Bill No. 133.

On August 27, 2020, MME Pasadena Retail, Inc. (“MME Pasadena”), a subsidiary of the Company, received a notice from the City of Pasadena that a determination was made that there had been a material change in ownership and/or management of MedMen such that the initial application was no longer valid, resulting in MME Pasadena losing the right to proceed through the cannabis permitting process in the City of Pasadena. On October 21, 2020, MME Pasadena filed a Writ of Mandate in the Superior Court of the State of California for the County of Los Angeles against the City of Pasadena, followed by a First Amended Verified Petition for Writ of Mandate on December 8, 2020, seeking, among other things, an order requiring the city to revoke its denial of MME Pasadena’s application.

The licenses are independently issued for each approved activity for use at the Company’s facilities in California. California state and local licenses are generally renewed annually. License renewal applications are submitted per guidelines published by local cannabis regulators, the DCC. While renewals are generally annual, there is no ultimate expiry after which no renewals are permitted. Additionally, in respect of the renewal process, provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and there are no material violations noted against the applicable license, the Company would expect to receive the applicable renewed license in the ordinary course of business.

Regulations

In the state of California, only cannabis that is grown and manufactured in the state by a licensed establishment may be sold in the state. The Company has the capabilities to cultivate, harvest, process, manufacture, distribute, and sell/dispense/deliver adult-use and medical cannabis and cannabis products. The state also allows the Company to make wholesale purchase of cannabis and cannabis products from, or a distribution of cannabis and cannabis product to, another licensed entity within the state.

Reporting Requirements

The state of California has selected Franwell Inc.’s METRC solution (“METRC”) as the state’s track-and-trace (“T&T”) system used to track commercial cannabis activity and movement across the distribution chain (“seed-to- sale”). The METRC system is mandatory for all licensed operators in the state of California. The system allows for other third-party system integration via application programming interface (“API”).

Florida

Florida Regulatory Landscape

In 2014, the Florida legislature passed a low-THC cannabis law that allowed patients with a limited number of qualifying medical conditions to have access to low-THC cannabis and cannabis products. In 2015, five (5) vertically integrated dispensing organizations (“MMTCs”) were awarded licenses. In November of 2016, voters passed Amendment 2 (the “Amendment”), which expanded the array of qualifying medical conditions and gave patients access to full-strength medical cannabis. Late in the legislative session in 2017, the Florida legislature passed Senate Bill 8-A, which implemented the Amendment but restricted the original initiative by requiring vertical integration, limiting licenses at the state level, and prohibiting the sale and smoking of whole-plant cannabis flower (the “Rule”).

In March 2019, Governor Ron DeSantis signed a bill amending the Rule to allow smoking of whole-plant cannabis flower. In August 2020, the Florida Department of Health’s Office of Medical Marijuana Use (“OMMU”) published emergency rules permitting the production, packaging, labeling, and dispensing of edible medical marijuana derivative products by MMTCs. MMTCs manufacturing edible medical marijuana derivative products must also comply with all requirements for food establishments in Chapter 500 of the Florida Statutes and any rules adopted by the Florida Department of Agriculture and Consumer Services (“FDACS”).

Litigation related to the 2015 applicants who were not selected for licensure and the Rule have been frequent and ongoing. In July 2019, the First District Court of Appeals (the “DCA”) issued an opinion in Department of Health v. Florigrown, ruling that two critical parts of the Rule are unconstitutional: (i) the requirement of vertical integration and (ii) the cap on the number of licenses allowed. The Florida Supreme Court heard argument on May 6, 2020, October 7, 2020, and on May 27, 2021, and rendered a 6-1 ruling on the matter holding the constitutional challenge to vertical integration and licensing caps is not likely to succeed on its merits and overturned the lower court’s injunction. The result of this case allows the Florida Department of Health’s Office of Medical Marijuana Use to move forward in creating and opening an MMTC application process guided by current rules and regulations. It is unknown at this time when the OMMU will again accept new applications.

All MMTCs currently operating are required to be vertically integrated, meaning each licensee is responsible for the entire cannabis supply chain: cultivation, processing, transporting and dispensing medical marijuana and low-THC cannabis products.

Recreational use is currently illegal in Florida, with the latest attempt, House Bill 343 and Senate Bill 710, having died in the Florida House and Senate, respectively, in April 2021.

Licenses

Florida state licenses are renewed biennially. Licensees are required to submit a renewal application and fees per guidelines published by OMMU. While renewals are biennial, there is no ultimate expiry after which no renewals are permitted. Additionally, in respect of the renewal process, provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and regulatory requirements are met, the Company would expect to receive the applicable renewed license in the ordinary course of business.

Regulations

In the state of Florida, only cannabis that is grown and manufactured in the state by a licensed establishment may be sold in the state. Florida is a “vertically-integrated” system, which gives a single license holder the ability to cultivate, harvest, process, manufacture, transport, sell and dispense cannabis and cannabis products. In Florida, license holders must participate in all aspects of the value chain in order to dispense cannabis and cannabis products to patients. Delivery to patients is permitted under the license with approval from the OMMU.

Reporting Requirements

The OMMU has not selected a state mandated seed-to-sale system at this time. The state however, tracks patient dispensing limits through a proprietary state system. Although there are no periodic reporting requirements to the State, full seed-to-sale tracking is required by all licensees and is periodically audited by the OMMU. Additionally, all sales transactions are manually entered into the state dispensing tracking system at the time of transaction.

Illinois

Illinois Regulatory Landscape

In 2013, the Illinois General Assembly passed the Compassionate Use of Medical Cannabis Pilot Program Act (410 ILCS 130), Public Act 98-0122 (the “Illinois Act”), which was signed into law by the Governor on August 1, 2013 and went into effect on January 1, 2014. The Illinois Act allows an individual who is diagnosed with a debilitating condition to register with the state to obtain cannabis for medical use. The program currently allows 60 Dispensing Organizations (each, a “DO”) and 22 cultivation centers statewide. A large variety of medical cannabis products are allowed in the state, including the smoking of cannabis flower. Overall, the program is administered by the Illinois Department of Public Health, the Illinois Department of Financial and Professional Regulations (the “IDFPR”) is the regulatory agency overseeing the medical marijuana program for DOs and the Illinois Department of Agriculture is the regulatory agency overseeing the medical marijuana program for cultivation centers.

In June 2019, the Illinois governor signed legislation legalizing marijuana for recreational use. The Cannabis Regulation and Tax Act, legalizing and regulating marijuana for recreational use, went into effect on June 25, 2019, however recreational sales of marijuana began in the state on January 1, 2020. The adult use program allowed existing medical marijuana license holders to apply for Early Approval Adult Use Dispensing Organization (“EAAUDO”) licenses to be able to sell adult use product at existing medical marijuana dispensaries (known as “co-located” or “same site” dispensaries) on January 1, 2020, and to have the privilege of opening a secondary adult use only retail site for every medical marijuana dispensary location the DO already had in its portfolio. All EAAUDO license holders were also required to commit to the state’s groundbreaking Social Equity program either through a financial contribution, grant agreement, donation, incubation program, or sponsorship program.

IDFPR will also be issuing an additional 75 Adult Use Dispensing Organization (“AUDO”) licenses in 2020. IDFPR is also expected to issue an additional 110 AUDO licenses by December 21, 2021. On September 3, 2021, the IDFPR announced the results from the Qualifying Applicant Lottery (conducted on July 29, 2021), the Social Equity Justice Involved Lottery (conducted on August 5, 2021), and the Tied Applicant Lottery (conducted on August 19, 2021) as the Department’s final administrative decision regarding applications for Conditional Adult Use Dispensing Organization Licenses (“Conditional Licenses”) under Sections 15-25 through 15-35.10 of the Cannabis Regulation and Tax Act (“Act”). The Department also intends to issue at least 50 additional Conditional Licenses in 2022 under a new application process consistent with Section 15-35.20 of the Act.

On March 16, 2020, the IDFPR issued emergency regulations permitting the sale of medical cannabis and cannabis products outside of the dispensary as long as certain protective measures were in place. Adult-use cannabis sale process was unchanged. The permissible activity is currently extended through February 28, 2022.

Licenses

Licensees are required to submit an annual renewal application and fees per guidelines published by the IDFPR and the Department of Agriculture respectively. While renewals are annual, there is no ultimate expiry after which no renewals are permitted. Additionally, in respect of the renewal process, provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and regulatory requirements are met, the licensee would expect to receive the applicable renewed license in the ordinary course of business.

Under the adult use program, AUDO licenses are eligible for renewal every other year.

Regulations

In the state of Illinois, only cannabis that is grown and manufactured in the state by a licensed establishment may be sold in the state. License holders are provided the ability to dispense cannabis and cultivation centers are provided with the ability to cultivate, harvest, process, manufacture, and transport cannabis products. Delivery is not allowed from dispensaries to patients or consumers. Only designated caregivers may deliver medical cannabis to qualified patients.

Reporting Requirements

The state of Illinois has selected BioTrackTHC’s solution as the state’s track and trace system used to track commercial cannabis activity and seed-to-sale Licensed entities are permitted to choose their own provider to track marijuana products from seed-to-sale, provided that it has the ability integrate with BioTrackTHC via an API. License holders are required to provide IDFPR an annual financial report.

Massachusetts

Massachusetts Regulatory Landscape

The use of cannabis for medical use was legalized in Massachusetts by a voter approval of the Massachusetts Marijuana Initiative in 2012. The law took effect on January 1, 2013, eliminating criminal and civil penalties for the possession and use of up to a 60-day or ten-ounce supply of marijuana for medical use for patients possessing a state issued registration card.

On November 8, 2016, Massachusetts voters approved Question 4 or the Massachusetts Marijuana Legalization Initiative, which allowed for recreational or “adult use” cannabis in the Commonwealth. On September 12, 2017, the Cannabis Control Commission (“CCC”) was established under Chapter 55 of the Acts of 2017 (the “Massachusetts Act”) to implement and administer laws enabling access to medical and adult-use cannabis.

On November 16, 2018, the CCC issued the first notices for retail marijuana establishments to commence adult-use operations in Massachusetts.

Under the current program there are no statewide limits on the total number of licenses permitted however, no individual or entity shall be a controlling person over more than three licenses in a particular class of license. Similarly, no individual, corporation or other entity shall be in a position to control the decision making of more than three licenses in a particular class of license. In addition, all Marijuana Establishments are required to enter into host community agreements with the municipality in which they are located.

Licenses

Marijuana Establishment licenses are renewed annually. There is no ultimate expiry after which no renewals are permitted. Additionally, in respect of the renewal process, provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, the applicable licensee provides an accounting of the financial benefits accruing to the municipality as the result of the host community agreement, and regulatory requirements are met, the licensee would expect to receive the applicable renewed license in the ordinary course of business.

Regulations

In the state of Massachusetts, only cannabis that is grown and manufactured in the state by a licensed establishment may be sold in the state. A Marijuana Retailer may purchase and transport marijuana products from Marijuana Establishments and transport, sell or otherwise transfer marijuana products to Marijuana Establishments. Delivery is permissible to medical patients only by medical marijuana license holders. A special license type was created in the under the recreational program that allows delivery to recreational customers. Licensed cultivators and product manufacturers may cultivate, harvest, process, manufacture, package and sell marijuana products to Marijuana Establishments.

Reporting Requirements

The state of Massachusetts has selected METRC solution as the state’s T&T system used to track commercial cannabis activity and seed-to-sale. Licensed entities are permitted to choose their own provider to track marijuana products from seed-to-sale provided. The system allows for other third-party system integration via API.

Nevada

Nevada Regulatory Landscape

Medical marijuana use was legalized in Nevada by a ballot initiative in 2000. In November 2016, voters in Nevada passed an adult-use marijuana measure to allow for the sale of recreational marijuana in the state. The first dispensaries to sell adult-use marijuana began sales in July 2017. The Nevada Department of Taxation (“DOT”) is the regulatory agency overseeing the medical and adult use cannabis programs. Similar to California, cities and counties in Nevada are allowed to determine the number of local marijuana licenses they will issue.

On June 12, 2019, Nevada Governor Steve Sisolak signed a new set of laws overhauling Nevada’s medical and recreational cannabis laws. These new laws created a new entity, the Nevada Cannabis Compliance Board (“CCB”), to take over the functions of bodies like the Nevada Department of Taxation’s Marijuana Enforcement Division. The CCB is modeled off the Nevada Gaming Control Board and began exercising its full powers on July 1, 2020. The CCB quickly gained a reputation for strict enforcement of license requirements, such as the timely payment of taxes and deadlines for the submission of renewal paperwork. Non-compliant licensees now face the shutoff of their access to METRC.

Moreover, the CCB requires that in addition to obtaining a Nevada license, each marijuana establishment must obtain a license and land use approval form from the local jurisdiction in which it is situated. A provisional or conditional licensee may not engage in cannabis business operations until it has received all necessary local approvals and a final registration certificate from the CCB. No single entity may own more than one license in a local jurisdiction or more than 10% of the allocable licenses in one local jurisdiction, whichever is greater.

The Company only operates in Nevada cities or counties with clearly defined marijuana programs. Currently, the Company is located in the City of Las Vegas, Clark County and Washoe County jurisdictions.

Licenses

Licenses are renewed annually and there is no ultimate expiry after which no renewals are permitted. Additionally, in respect of the renewal process, provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner along with the necessary supporting documents, and regulatory requirements are met, the licensee would expect to receive the applicable renewed license in the ordinary course of business.

Regulations

In the state of Nevada, only cannabis that is grown and manufactured in the state by a licensed establishment may be sold in the state. In Nevada, the Company has the capabilities to cultivate, harvest, process, manufacture, and sell/dispense/deliver adult-use and medical cannabis and cannabis products. The state also allows the Company to make wholesale purchase of cannabis and cannabis products from another licensed entity within the state.

Reporting Requirements

The state of Nevada uses METRC as the state’s computerized T&T system used to track commercial cannabis activity and seed-to-sale. Individual licensees whether directly or through third-party integration systems are required to provide data to the state to meet certain reporting requirements. The system allows for other third-party system integration via application programming interface.

New York

New York Regulatory Landscape

In July 2014, the New York Legislature and Governor enacted the Compassionate Care Act (A06357E, S07923) to provide a comprehensive, safe and effective medical marijuana program to meet the needs of New Yorkers. The program currently allows 10 Registered Organizations (each, an “RO”) to hold “vertically-integrated” licenses, which gives a license holder the ability to cultivate, harvest, process, manufacture, transport, sell and dispense cannabis and cannabis products. Limited product types are allowed in the state. The New York State Department of Health (the “NYSDOH”) is the regulatory agency overseeing the medical marijuana program.

On March 31, 2021, former Governor Cuomo signed legislation (S.854-A/A.1248-A) legalizing adult-use cannabis. The bill establishes the Office of Cannabis Management (the “OCM”) to implement and enforce a comprehensive regulatory framework that covers medical, adult-use and cannabinoid hemp. The OCM will be an independent office operating as part of the New York State Liquor Authority and will be governed by a five-member board, with three members appointed by the Governor and one appointment by each legislative house.

Concerning medical cannabis, the legislation will allow people with a larger list of medical conditions to access medical marijuana, increase the number of caregivers allowed per patient, and permit home cultivation of medical cannabis for patients.

Concerning adult-use cannabis, the legislation will create a two-tier licensing structure that will allow for a range of producers by separating those growers and processors from also owning retail stores. The legislation creates licenses for producers and distributors, among other entities, and the legislation will implement strict quality control, public health and consumer protections. The legislation also implements a new cannabis tax structure that will replace a weight-based tax with a tax per mg of THC at the distributor level with different rates depending on final product type. The wholesale excise tax will be moved to the retail level with a 9% state excise tax. The local excise tax rate will be 4% of the retail price. Counties will receive 25% of the local retail tax revenue, and 75% will go to the municipality. Cities, towns, and villages may opt-out of allowing adult-use cannabis retail dispensaries or on-site consumption licenses by passing a local law by December 31, 2021, or nine (9) months after the effective date of the legislation. They cannot opt-out of adult-use legalization.

Licenses

State licenses in New York are renewed biennially. Before the two-year period ends, licensees are required to submit a renewal application per guidelines published by the NYSDOH. While renewals are granted every two years, there is no ultimate expiry after which no renewals are permitted. Additionally, in respect of the renewal process, provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and there are no material violations noted against the applicable license, the licensee would expect to receive the applicable renewed license in the ordinary course of business.

Regulations

In the state of New York, only cannabis that is grown and manufactured in the state by a licensed establishment may be sold in the state. In New York, ROs are permitted to wholesale manufactured product and extracted cannabis. Delivery is allowed from dispensaries to patients with prior approval.

Reporting Requirements

The state of New York has selected BioTrackTHC’s solution as the state’s T&T system used to track commercial cannabis activity and seed-to-sale. The BioTrackTHC system is required to serve as all ROs’ patient verification system, but is optional as the RO facing tracking system. In addition to entering all dispensing transactions into the BioTrackTHC system, every month the NYSDOH requests a dispensing report in Excel format, via email, showing all products dispensed for the month.

Regulatory Affairs Program

The Company’s Senior Vice President of Legal Affairs oversees, maintains, and implements the compliance program and personnel. In addition to the Company’s robust legal and regulatory affairs departments, the Company also has local regulatory/compliance counsel engaged in the jurisdictions (state and local) in which it operates. Such counsel provides legal advice to the Company regarding compliance with state and local laws and regulations and the Company’s legal and compliance exposures under United States federal law. The Senior Vice President of Legal Affairs and Compliance Affairs Managers serve as liaisons to state and local regulators during both regular business hours and after hours. The Compliance Department, in partnership with the Retail, Human Resources, Legal, and Supply Chain Departments, is responsible for ensuring operations and employees strictly comply with applicable laws, regulations and licensing conditions and ensure that operations do not endanger the health, safety or welfare of the community. The Senior Vice President of Legal Affairs coordinates with the Security Department to ensure that the operation and all employees are following and complying with the Company’s written security procedures.

The Compliance Department oversees training for all employees, including on the following topics:

●	Compliance with State and Local Laws

●	Safe Cannabis Use

●	Dispensing Procedures

●	Security & Safety Policies and Procedures

●	Inventory Control

●	Track-and-Trace Training Session

●	Transportation Procedures

The Company’s compliance program emphasizes security and inventory control to ensure strict monitoring of cannabis and inventory from delivery by a licensed distributor to sale or disposal. Only authorized, properly trained employees are allowed to access the Company’s computerized seed-to-sale system.

The Company has created comprehensive standard operating procedures, operating plans, trackers and checklists that include detailed descriptions and instructions for receiving shipments of inventory, inventory tracking, recordkeeping and record retention practices related to inventory, as well as procedures for performing inventory reconciliation and ensuring the accuracy of inventory tracking and recordkeeping. The Company maintains accurate records of its inventory at all licensed facilities. Adherence to the Company’s standard operating procedures is mandatory and ensures that the Company’s operations are compliant with the rules set forth by the applicable state and local laws, regulations, ordinances, licenses and other requirements.

SERVICE PROVIDERS

As a result of any adverse change to the approach in enforcement of United States cannabis laws, adverse regulatory or political change, additional scrutiny by regulatory authorities, adverse change in public perception in respect of the consumption of marijuana or otherwise, third party service providers to the Company could suspend or withdraw their services, which may have a material adverse effect on the Company’s business, revenues, operating results, financial condition or prospects.

ABILITY TO ACCESS PUBLIC AND PRIVATE CAPITAL

The Company has historically had access to equity and debt financing from the public and private markets in Canada and private markets in the United States and internationally. While the company is not able to obtain bank financing in the U.S. or financing from other U.S. federally regulated entities, subject to market conditions, it has the ability to access to such equity and debt financing in Canada, the United States and internationally, both on a brokered and non- brokered basis. The Company’s executive team and the MedMen board have extensive relationships with sources of private capital (such as funds, high net worth individuals and family offices), which has facilitated its ability to complete non-brokered financing transactions.

If such equity and/or debt financing was no longer available in the public markets in Canada due to changes in applicable law or on terms which are acceptable, then the Company would endeavor to raise equity and/or debt financing privately. Commercial banks have approached the cannabis industry cautiously to date. However, there are increasing numbers of high net worth individuals, family offices, private equity and venture capital firms and other funds that have made meaningful investments in cannabis companies, including those with U.S. operations. Although there has been an increase in the amount of private financing available to cannabis companies over the last several years, there can be no assurance that additional financing will be available to the Company when needed or on terms which are acceptable.

The Company’s inability to raise financing to fund operating or capital expenditures or acquisitions could limit its ability to operate or its growth and may have a material adverse effect upon the Company’s business, financial condition, cash flows, results of operations or prospects.

COVID-19

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. While the ultimate severity of the outbreak and its impact on the economic environment is uncertain, the Company is monitoring this closely. The Company currently operates 23 store locations across California (12), Florida (6), Nevada (3), Illinois (1), and Arizona (1). The Company’s priority during the COVID-19 pandemic is protecting the safety of its employees and customers and it is following the recommended guidelines of applicable government and health authorities. Despite being deemed as an essential retailer in its core markets, the Company has experienced a negative impact on sales in certain markets as a result of shelter-at-home orders, social distancing efforts, restrictions on the maximum allowable number of people within a retail establishment and declining tourism. Although the Company only permanently closed one store as a result of COVID-19, certain markets, such as California and Nevada, experienced a greater impact on sales due to reduced store hours and foot traffic in certain locations, as well as limits on the number of customers that may be in a store at any one time. Other markets, such as Illinois and Florida  have not been significantly impacted by COVID-19 and in some cases, stores in those markets have generated increased sales. Due to its strong vendor partnerships in each market, the Company has not experienced a significant impact to its supply chain in each market. In the event that the Company were to experience widespread transmission of the virus at one or more of the Company’s stores or other facilities, the Company could suffer reputational harm or other potential liability. Further, the Company’s business operations may be materially and adversely affected if a significant number of the Company’s employees are impacted by the virus.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of COVID-19, including tax relief and government loans, grants and investments. The Company did not utilize any relief provided by the CARES Act and, as a cannabis retailer, the Company is not eligible to obtain a loan under the Paycheck Protection Program under the CARES Act. The Paycheck Protection Program is governed by the rules of the Small Business Administration, which considers as ineligible for loans business concerns that are engaged in any illegal activity; the cultivation, distribution, sale and possession of cannabis violates federal law in the United States. Accordingly, the CARES Act did not have a material impact on the Company’s consolidated financial statements for the year ended June 27, 2020.

During the fiscal fourth quarter ended June 27, 2020, the Company temporarily closed all three of its locations in Nevada for eight weeks due to a state-level mandate post-COVID-19. All three locations were open as of June 27, 2020. Furthermore, during the year ended June 27, 2020, the Company recognized impairments of long-lived assets and other assets totaling $239.5 million due to changes in anticipated revenue projections as a result of recent economic and market conditions related to the COVID-19 pandemic and current regulatory environment.

For the fiscal fourth quarter of 2021, retail revenue was $40.7 million across the Company’s continuing operations in California, Nevada, Arizona, Illinois and Florida, representing a 20% increase, or $6.9 million, over the fiscal third quarter of 2021 of $33.8 million. The increase in retail revenue from continuing operations was driven primarily by increased consumer spending during the fiscal fourth quarter of 2021 wherein the number of COVID-19 cases nationwide declined and vaccines became available, allowing certain states to reopen and slowly lift restrictions.

While the Company continues to execute on its efforts to improve store profitability, reduce selling, general and administrative expense and delay capital-intensive projects, the Company is reassessing the timing of these cash flow milestones due to the potential impact of COVID-19 on its turnaround plan.

To date, the Company has generally implemented certain safety measures to ensure the safety of its customers and associates, which may have the effect of discouraging shopping or limiting the occupancy of our stores. Store operations in California and Nevada have been modified, with an increased focus on direct-to-consumer delivery and enabling a curbside pickup option for its customers. The Company leveraged its technology team to build the enhanced omni-channel functionality in, and expects to continue offering, a variety of purchasing options for its customers. These measures, and any additional measures that have been and may continue to be taken in response to the COVID-19 pandemic, have substantially decreased and may continue to decrease, the number of customers that visit our stores which has had, and will likely continue to have a material adverse effect on our business, financial condition and results of operations. The ultimate magnitude of COVID-19, including the extent of its overall impact on our financial and operational results cannot be reasonably estimated at this time; however, the Company has experienced significant declines in sales. The overall impact will depend on the length of time that the pandemic continues, the extent to which it affects our ability to raise capital, and the effect of governmental regulations imposed in response to the pandemic, as well as uncertainty regarding all of the foregoing. At this time, it is unclear how long these measures may remain in place, what additional measures may be imposed, or when our operations will be restored to the levels that existed prior to the COVID-19 pandemic.

In addition, our business depends on consumer discretionary spending, and as such, our results are particularly sensitive to economic conditions and consumer confidence. COVID-19 has significantly impacted economic conditions, resulting in, among other things, unprecedented increases in the number of people seeking jobless benefits and a significant decline in global financial markets. As a result, even when all of our store locations are fully operational, there can be no guarantee that our revenue will return to its pre-COVID-19 levels.

RECENT DEVELOPMENTS

Turnaround and Growth Plan

Beginning in its fiscal third quarter 2019, the Company executed on a number of initiatives to restructure the business and reduce its operating expenses and cash burn:

Focus on Core Markets

Beginning in 2019, the Company began searching for opportunities to sell non-core assets to raise non-dilutive financing. The Company determined that the sale of non-core assets would allow for management to further focus on deepening its market share in its core markets. The Company previously intended to sell its assets in Arizona; however, following the passage and expeditious roll-out of adult-use sales in Arizona, the Company reclassified its Arizona operations from discontinued to continuing operations in the fourth quarter of 2021.

Evanston, Illinois

On July 1, 2020, the Company executed definitive agreements, which were amended and restated on October 30, 2020, to sell all outstanding membership interests in MME Evanston Retail, LLC (the “Evanston Sale Agreement”), which owns the retail store located in Evanston, Illinois, for total consideration of $20.0 million. During the first quarter of fiscal 2021, the Company received $10.0 million of the total consideration. During the second quarter of fiscal 2021, the Company received $8.0 million of the total consideration, which, pursuant to the lender and landlord support agreements entered into during the first quarter of fiscal 2021, was used to paydown amounts outstanding under the Convertible Facility. The final payment of $2.0 million to be received in the form of a secured promissory note payable three months following the closing of the transaction. On August 10, 2020 (“Effective Date”), all operational control and risk of loss was transferred and the Company had no further obligation to fund operations of Evanston through a Consulting Agreement. Transfer of the cannabis license is pending regulatory approval as of the filing of the Form 10-K and the Company will take all commercially reasonable steps to maintain all permits for Evanston to operate its business.

New York - Investment Agreement

On February 25, 2021, MedMen NY, Inc. (“MMNY”), the New York subsidiary of the Company, and its parent, MM Enterprises USA, entered into an investment agreement (the “Investment Agreement”) with Ascend Wellness Holdings, LLC, a New York limited liability company (“AWH NY”), and Ascend Wellness Holdings, LLC, a Delaware limited liability company (“AWH”, and collectively, the “Investors”) whereby, subject to approval from the New York State Department of Health and other applicable regulatory bodies, AWH agreed to purchase shares of common stock of MMNY for an aggregate purchase price of up to $73.0 million as follows: (a) $35.0 million in cash to be invested in MMNY (as may be adjusted in accordance with the Investment Agreement), (b) AWH NY will issue a senior secured promissory note with a principal amount of $28.0 million, guaranteed by AWH, (c) and within five business days after the first sale by MMNY of adult use cannabis products at one or more of its retail store locations (the “Milestone”), AWH will purchase additional shares of MMNY for $10.0 million in cash, which cash investments and note will be used to reduce the amounts owed to the Company’s senior secured lender.

AWH also agreed to provide MMNY a working capital advance of $10.0 million, which may be increased up to $17.5 million, with no interest rate or prepayment penalty, which amount will be converted into shares of MMNY at the closing of the transaction. The terms of the advance include certain negative covenants, including restrictions on the assumption or incurrence of debts and liens, sale of assets, conducting mergers, declaring dividends, affiliated transactions outside the ordinary course of business or any fundamental change to equity interests or capital structure. Plus, certain events are considered events of default, which may result in the accelerated maturity of the amounts outstanding, a setoff of any obligation AWH may owe to MMNY or other remedies provided for in the related promissory note. These events of default include any failure to pay loan obligations, any failure to perform covenants required for in the agreement for the advance, any misstatement that is false or misleading made with respect to any representation or warranty or the insolvency of MMNY.

Following completion of the investment, AWH will hold a controlling interest in MMNY equal to at least 86.7% of the equity in MMNY. The Company also granted AWH the exclusive and irrevocable right to purchase the remaining outstanding shares of MMNY until the earlier of (i) ten years from the anniversary date and (ii) one year from the anniversary date that AWH is allowed by applicable law to purchase such shares.

In connection with the Investment Agreement, MMNY and AWH also entered into a management agreement (the “Management Agreement”) for a monthly fee of 35% of MMNY’s EBITDA pursuant to which AWH will advise on MMNY’s operations pending regulatory approval of the investment transaction. The Management Agreement is effective until December 31, 2021 and will automatically renew for an additional six months unless terminated earlier by MMNY or AWH.

Reduction in SG&A

On November 15, 2019, the Company announced plans to reduce corporate SG&A through a reduction in headcount, scaling back of marketing and technology spend and the renegotiation of ancillary costs to the business.

On May 27, 2020, the Company announced its fiscal third quarter 2020 financial results and reported corporate SG&A of $69.0 million on an annualized basis, representing 35% decrease from the previous quarter and 51% decrease from the prior year period. Through the end of fiscal third quarter 2020, the Company had reduced overall corporate SG&A by over $100.0 million on annualized basis since its cost-cutting efforts began in fiscal second year 2019.

Executive Management

During 2020, the Company began implementing changes to its executive management team, including the positions of Chief Executive Officer, and Board of Directors.

Effective February 1, 2020, Adam Bierman, who resigned as Chief Executive Officer in January 2020, and Andrew Modlin, who resigned as President and a director, agreed to surrender all of their respective Super Voting Shares to the Company. Mr. Bierman’s Super Voting Shares have been cancelled, and, as a result of the share cancellation, Mr. Bierman does not hold any Super Voting Shares nor any securities convertible or exchangeable into Super Voting Shares. In connection with his departure and surrender of his Super Voting Shares, the Company will compensate Mr. Bierman in the form of securities in an amount based on a third-party valuation, which provides an analysis and value of the Super Voting Shares as of February 1, 2020. In conducting the valuation the following factors were considered: the nature of the business and the history of the Company, the macroeconomic outlook, the condition and outlook of the Company’s specific industry, and its own circumstances at the time of the valuation, the book value of the stock and the financial condition of the business, the earning and paying capacity of the Company, whether or not the enterprise has goodwill or other intangible value, sales of the stock and the size of the block of stock to be valued, the market prices of stocks of corporations engaged in the same or a similar line of business having their stocks actively traded in a free and open market, either on an exchange or over-the-counter, and the market prices of similar shares conveying voting rights disproportionate to their economic share of the company. As of June 26, 2021, $475,650 was accrued in current liabilities for the amount owed to Adam Bierman related to the cancellation of his Super Voting Shares. The securities to be issued to Mr. Bierman will comprise of 50% Class B Subordinate Voting Shares and 50% restricted stock units of the Company and the number of securities to be issued will be based on the 20-day volume weighted average price of the Company’s Subordinate Shares on the date prior to issuance of the securities.

Mr. Modlin’s Super Voting Shares were automatically cancelled on December 10, 2020. As a result, Mr. Modlin does not hold any Super Voting Shares nor any securities convertible or exchangeable into Super Voting Shares. Based on the cancellation of the Super Voting Shares, the Company only has one class of outstanding shares, the Class B Subordinate Voting Shares.

In March 2020, the Company retained interim management and advisory firm, SierraConstellation Partners LLC (“SCP”), to support the company in the development and execution of its turnaround and restructuring plan. As part of the engagement, Tom Lynch was appointed as interim Chief Executive officer and Chief Restructuring Officer and Tim Bossidy, Director at SCP, was appointed as interim Chief Operating Officer. Mr. Lynch is a Partner and Senior Managing Director at SCP and previously served as Chairman and Chief Executive Officer of Frederick’s of Hollywood Group, a publicly traded specialty retailer, and more recently Chief Executive Officer of David’s Bridal. Mr. Bossidy is a Director at SCP and previously served in interim management and financial advisory roles across the cannabis and consumer/retail sectors. In December 2020, Mr. Lynch was elected as Chairman of the Board and Reece Fulgham, a Managing Director at SCP, was appointed as interim Chief Financial Officer. In July 2021, Mr. Lynch was appointed as permanent Chief Executive Officer of the Company and, in connection with his appointment, the Company and SCP entered into a Transaction and Retention Bonus Agreement.

Lender and Landlord Support Agreement

On July 3, 2020, the Company announced the execution of definitive agreements (collectively referred to as the “Lender and Landlord Support Agreement”) with certain lenders, including Gotham Green Partners, Stable Road Capital and affiliates, and the landlord for several of its retail, cultivation and manufacturing facilities, Treehouse Real Estate Investment Trust. In the announcement, the Company noted that the Lender and Landlord Support Agreement would defer approximately $32 million of cash commitments over the next twelve months through a combination of cash interest and rent deferrals.

Senior Secured Convertible Note Facility

In April 2019, the Company entered into a senior secured convertible credit facility (the “Convertible Facility”) to provide up to $250.0 million in gross proceeds, arranged by Gotham Green Partners (“GGP”). The Convertible Facility is accessed through issuances by the Company to the lenders of convertible senior secured notes with an interest rate equal to LIBOR plus 6.0% per annum (“Facility Notes”). In connection with the Convertible Facility, the Company has also issued share purchase warrants (the “Facility Warrants”) to purchase Subordinate Voting Shares. During fiscal years ended June 27, 2020 and June 26, 2021, the Convertible Facility was amended at various times modifying certain covenants, amending the conversion and exercise prices of securities issued pursuant to the Convertible Facility, cancelling and issuing new Facility Warrants and providing additional financing with the issuance of Facility Notes. As of June 26, 2021, there was outstanding $219.6 million of Facility Notes, including accrued interest, with a weighted average conversion price of approximately $0.24 per share and an aggregate of 208,102,561 Facility Warrants with a weighted average exercise price of $0.37 per share.

Second Restatement

On July 2, 2020, the Company amended and restated the Convertible Facility (the “Second Restatement”) wherein the minimum liquidity covenant was waived until September 30, 2020 and resetting at $5,000,000 thereafter with incremental increases on March 31, 2021 and December 31, 2021. The payment-in-kind feature on the Convertible Facility was also extended, such that 100% of the cash interest due prior to June 2021 will be paid-in-kind and 50% of the cash interest due thereafter will be paid-in-kind. The Second Restatement released certain assets from its collateral to allow greater flexibility to generate proceeds through the sale of non-core assets. The Second Restatement allowed for immediate prepayment of amounts under the Convertible Facility with a 5% prepayment penalty until 2nd anniversary of the Second Restatement and 3% prepayment penalty thereafter. As part of the Second Restatement, holders of Facility Notes were provided down-round protection where issuances of equity interests (including securities that are convertible or exchangeable for equity interests) by the Company at less than the higher of (i) lowest conversion price under the amended and restated notes of the Convertible Facility amendment dated March 27, 2020 and (ii) the highest conversion price determined for any incremental advances, will automatically adjust the conversion/exercise price of the previous tranches and incremental tranche 4 warrants and the related replacement warrants to the price of the newly issued equity interests. Certain issuances of equity interests were exempted such as issuances to existing lenders, equity interests in contemplation at the time of Second Restatement and equity interests issued to employees, consultants, directors, advisors or other third parties, in exchange for goods and services or compensation. As consideration for the amendment, the conversion price for 52% of the tranches 1 through 3 and the first amendment fee notes outstanding under the Convertible Facility were amended to $0.34 per share. An amendment fee of $2,000,000 was also paid through the issuance of additional notes at a conversion price of $0.28 per share.

On September 14, 2020, the Company was advanced an additional $5,000,000 in gross proceeds (the “Incremental Advance”) under the Convertible Facility and the Company issued additional Facility Notes with a conversion price per share of $0.20. In connection with the Incremental Advance, the Company issued 25,000,000 Facility Warrants with an exercise price of $0.20 per share. In addition, 1,080,255 existing Facility Warrants were cancelled and replaced with 16,875,001 Facility Warrants with an exercise price of $0.20 per share. Pursuant to the terms of the Convertible Facility, the conversion price for 5.0% of the existing Facility Notes outstanding prior to Tranche 4 and Incremental Advance (including paid-in-kind interest accrued on such Notes), being 5.0% of an aggregate principal amount of $170,729,923, was amended to $0.20 per share. As consideration for the additional advance, the Company also issued convertible notes as consideration for a $468,564 fee with a conversion price of $0.20 per share.

The Convertible Facility was also amended to include, among other things, a modification to the minimum liquidity covenant, which extends the period during which it is waived from September 30, 2020 to December 31, 2020. The minimum liquidity threshold resets to $5.0 million thereafter to $7.5 million effective on March 31, 2021 and then to $15.0 million effective on December 31, 2021.

On September 16, 2020 and September 28, 2020, the down round feature on the Facility Notes and Facility Warrants issued in connection with Tranche 4, Incremental Advances and certain amendment fees was triggered wherein the exercise price was adjusted to $0.17 and $0.15 per share, respectively.

Third Restatement

On January 11, 2021, the Company amended and restated the Convertible Facility (the “Third Restatement”) pursuant to which the Company received an additional advance of $10.0 million evidenced by the issuance of Facility Notes with a conversion price of $0.1608 per Subordinate Voting Share. In connection with the Third Restatement, the Company paid a fee of $937,127, which amount is also evidenced by the issuance of Facility Notes with a conversion price of $0.1608 per Share. The Company also issued 62,174,567 Facility Warrants exercisable for five years at a purchase price of $0.1608 per Share. The Facility Notes, and Facility Warrants issued pursuant to the Third Restatement included down round adjustment provisions, with certain exceptions, if the Company issued securities at a lower price.

Pursuant to the terms of the Third Restatement, of the $168.1 million Facility Notes outstanding prior to Tranche 4 and the Incremental Advances thereunder (including paid-in-kind interest accrued on such notes), the conversion price of $47.1 million of the Facility Notes was changed to $0.17 per share ($16.8 million of which continued to be subject to down round adjustment provisions), and the Company cancelled an aggregate of 2,160,507 Facility Warrants that were issued with such notes and, in exchange, issued 41,967,832 Facility Warrants with an exercise price of $0.1608 per share.

At the time of the Third Restatement, the Convertible Facility included certain negative covenants, including restrictions on incurring liens and debt, sale of assets, conducting mergers, investments and affiliate transactions and making certain payments. The Convertible Facility was also amended to, among other things, modify the minimum liquidity covenant, which extended the period during which it was waived from December 31, 2020 to June 30, 2021, reset the minimum liquidity threshold to $7.5 million effective on July 1, 2021 through December 31, 2021, and $15.0 million thereafter, and waived of the minimum liquidity covenant if the Company is current on cash interest. Furthermore, covenants with regards to non-operating leases, capital expenditures and corporate SG&A were tied to a board of directors approved budget.

As a result of issuances of convertible debentures pursuant to the Company’s unsecured convertible debenture facility entered into on September 16, 2020, under the terms of the Convertible Facility (prior to the Third Restatement), the conversion prices of a total of approximately $63.9 million Facility Notes and the exercise prices of 130,804,447 Facility Warrants were reduced to $0.1529 per share.

On May 11, 2021, the Company entered into an agreement letter (the “Letter”) with GGP wherein the Company received reprieve from certain potential non-compliance with certain covenants under the Third Restatement dated January 11, 2021, such as potential non-compliance with certain reporting and notice requirements, pay certain liabilities when due, deliver control agreements for certain bank accounts, obtain consent from the lenders prior to hiring certain executives, obtain consent from the lenders for certain matters and related items. No amounts were paid by the Company for the Letter.

Fourth Restatement

On August 17, 2021, the Company entered into an amended and restated Convertible Facility (“Fourth Restatement”) pursuant to which certain terms were amended, including among other things, extension of the maturity date of the Facility Notes to August 17, 2028, elimination of any cash interest payable and instead providing for paid-in-kind interest, elimination of certain repricing provisions that apply to the Facility Notes and the Facility Warrants, elimination of and revision to certain restrictive covenants and amendment to the minimum liquidity covenant. Accrued paid-in-kind interest will be convertible at the higher of (i) the per Share volume-weighted average price of the Shares on the Canadian Securities Exchange (or, if not listed on the Canadian Securities Exchange, such other recognized stock exchange or quotation system on which the Shares are listed for trading) for the period from the scheduled open of trading until the scheduled close of trading of the primary trading session over the 30 consecutive trading days prior to and including the relevant interest payment date, determined without regard to after-hours trading or any other trading outside of the regular trading session trading hours, and (ii) the price per share determined using the lowest discounted price available pursuant to the pricing policies of the Canadian Securities Exchange or otherwise permitted by the Canadian Securities Exchange. Following the Fourth Restatement, (i) the Facility Notes held by the holders on the effective date of the Fourth Restatement may not be prepaid without the prior written consent of the collateral agent until legalization of the general cultivation, distribution and possession of marijuana at the federal level in the United States, or the removal of the regulation of such activities from the U.S. federal laws, following which any such prepayment shall require no less than six months’ notice from MedMen to the holders of such Facility Notes. The Convertible Facility continues to include affirmative and negative covenants, including restrictions on the following: incurring liens and debt, selling assets, conducting mergers, investments and affiliate transactions and making certain equity distributions, in each case, subject to customary exceptions. No changes were made to the conversion and exercise prices of the Facility Notes or Facility Warrants.

The Fourth Restatement also provides the holders of the Facility Notes with a top-up right upon the issuance by MedMen of certain Subordinate Voting Shares, or securities convertible, exchangeable or exercisable for Subordinate Voting Shares, in the form of warrants to acquire additional Subordinate Voting Shares, intended generally to maintain their “as converted” equity interest, and a pre-emptive right with respect to certain future equity financings of the Company, subject to certain exceptions.

An event of default may result in the accelerated maturity of all amounts outstanding under the Facility Notes and also an increase in the interest rate under the Convertible Facility by up to 3% per annum. An event of default includes but is not limited to failure to pay any amounts owed pursuant to the Convertible Facility, failure to comply with covenants, the filing of certain judgements and liens against the Company, filing of bankruptcy, prohibition by a governmental authority to conduct the Company’s material business or a material adverse change to business, loss of a cannabis license that results in a material adverse effect, default under any material agreement, a change of control, or de-listing for a securities stock exchange.

In connection with the Fourth Restatement, a newly formed limited partnership (the “Superhero LP”) established by Tilray, Inc. (“Tilray”) and other strategic investors, acquired an aggregate principal amount of approximately $165.8 million of the Facility Notes and 135,266,664 Facility Warrants, all of which were originally issued by MedMen and held by certain funds associated with GGP and certain other investors. The Company granted Tilray the right to appoint two non-voting observers to the Company’s board of directors.

On August 17, 2021, the Company also entered into Board Nomination Rights Agreements with each of S5 Holdings LLC (“S5 Holdings”) and GGP. With respect to S5 Holdings, so long as its diluted ownership percentage of MedMen (including the proportionate equity ownership of securities held by the Superhero LP) is at least 9%, S5 Holdings will be entitled to designate one individual to be nominated to serve as a director of the Company, which S5 Holdings has initially designated as Michael Serruya. With respect to GGP, so long as GGP and certain associated investors’ diluted ownership percentage of MedMen is at least 9%, GGP will be entitled to designate one individual to be nominated to serve as a director of the Company.

2018 Secured Term Loan

In October 2018, MedMen Corp. completed a $77.7 million senior secured term loan (the “2018 Term Loan”) with funds managed by Hankey Capital, LLC and with an affiliate of Stable Road Capital (the “Term Loan Lenders”). The ownership interests of certain of the Company’s subsidiaries have been pledged as security for the obligations under the 2018 Term Loan. Additionally, the Company guaranteed the obligations of MedMen Corp. under the 2018 Term Loan.

On January 13, 2020, the 2018 Term Loan was amended wherein the maturity date was extended to January 31, 2022 and the interest rate was increased to a fixed rate of 15.5% per annum, of which 12.0% will be payable monthly in cash based on the outstanding principal and 3.5% will accrue monthly to the principal amount of the debt as a payment-in-kind. The Company may prepay without penalty, in whole or in part, at any time and from time to time, the amounts outstanding under the 2018 Term Loan (on a non-revolving basis) upon 15 days’ notice. Certain ownership interests of the Company’s subsidiaries have been pledged as security for the obligations under the 2018 Term Loan. Additionally, the Company guaranteed the obligations of MedMen Corp. under the 2018 Term Loan.

MedMen Corp., a subsidiary of the Company, cancelled the existing warrants issued to the Term Loan Lenders, being 16,211,284 warrants exercisable for Class B Common Shares of MedMen Corp. (also called MedMen Corp. Redeemable Shares) at $4.97 per share and 1,023,256 warrants exercisable at $4.73 per share, and issued to the Term Loan Lenders a total of 40,455,729 warrants exercisable for MedMen Corp. Redeemable Shares with an exercise price of $0.60 per share that are exercisable until December 31, 2022. The new warrants issued to the Term Loan Lenders may be exercised at the election of their holders on a cashless basis.

On July 3, 2020, as part of the Lender and Landlord Support Agreement, the Company and the Term Loan Lenders further amended the commercial loan agreement that governs the 2018 Term Loan. Pursuant to the further amendment, 100% of the total interest payable prior to June 2021 will be paid-in-kind and 50% of the cash interest due thereafter for the remainder of the term of the 2018 Term Loan will be paid-in-kind. The PIK feature will expire if Section 280E tax reform occurs and the Company begins to be taxed similar to other U.S. corporations.

The threshold for the minimum liquidity covenant, which was previously $15.0 million, was waived until September 30, 2020, resetting to $5.0 million thereafter, to $7.5 million effective on March 31, 2021 and then to $15.0 million effective on December 31, 2021. In connection with the amendments to the 2018 Term Loan, the Company is now subject to certain additional covenants thereunder, which are consistent with those included as a part of the amendments to the Convertible Facility.

As consideration for the amendment of the 2018 Term Loan, MedMen Corp. issued to the lenders a total of 20.2 million warrants, each exercisable for MedMen Corp. Redeemable Shares at $0.34 per share for a period of five years. As additional consideration, a fee of $834,000 was paid-in-kind. The Company also canceled 20.2 million warrants of the total 40.4 million warrants already held by the Term Loan Lenders, which were each exercisable at $0.60 per share.

On September 16, 2020, the Company entered into a further amendment to the 2018 Term Loan. The amendments include, among other things, an increase in the potential size of the facility by $12,000,000, of which $5,700,000 (“Incremental Notes”) is fully committed by the Term Loan Lenders.

The principal amount of the Incremental Notes carry an interest rate of 18.0% per annum, to be paid as follows: (a) 12.0% shall be paid in cash monthly in arrears; and (b) 6.0% shall accrue monthly to the outstanding principal as payment-in-kind. The 2018 Term Loan was also amended to include, among other things, a modification to the minimum liquidity covenant, which extends the period during which it is waived from September 30, 2020 to December 31, 2020. The minimum liquidity threshold resets to $5.0 million thereafter to $7.5 million effective on March 31, 2021 and then to $15.0 million effective on December 31, 2021.

As consideration for the increase in the size of the facility under the 2018 Term Loan and the amendment to the covenant, MedMen Corp. issued warrants as follows: on the closing of the initial $3,000,000, MedMen Corp. issued to the Term Loan Lenders a total of 30,000,000 warrants, exercisable for MedMen Corp. Redeemable Shares at $0.20 per share for a period of five years and 20,227,865 warrants for MedMen Corp. Redeemable Shares exercisable at $0.34 per share for a period of five years; and on closing of the remaining $2,700,000 tranche, MedMen Corp. issued to the Term Loan Lenders an additional 27,000,000 warrants exercisable for MedMen Corp. Redeemable Shares at the greater of (a) $0.20 per share and (b) 115% multiplied by the volume-weighted average trading price of the shares for the five consecutive trading days ending on the trading day immediately prior to the applicable funding date of the second tranche.

On September 16, 2020, the Company closed on a incremental term loan of $3,000,000 at an interest rate of 18.0% per annum of which 12.0% shall be paid in cash monthly in arrears; and 6.0% shall accrue monthly to the outstanding principal as payment-in-kind. In connection with the funding, MedMen Corp. issued 30,000,000 warrants each exercisable at $0.20 per share for a period of five years.

On September 16, 2020 and September 28, 2020, the down round feature on the warrants issued in connection with the incremental term loan of $3,000,000 on September 16, 2020 was triggered wherein the exercise price was adjusted to $0.17 and $0.15 per share, respectively.

On October 30, 2020, the Company closed on an incremental term loan totaling $7,705,279 under the 2018 Term Loan at an interest rate of 18.0% per annum of which 12.0% shall be paid in cash monthly in arrears; and 6.0% shall accrue monthly to the outstanding principal as payment-in-kind. In connection with the funding, MedMen Corp. issued 77,052,790 warrants each exercisable at $0.20 per share for a period of five years.

On February 25, 2021, MM CAN entered into a side letter (the “Side Letter”) with Hankey pursuant to which any circumstance that would have triggered an obligation by MM CAN to reset the exercise price of certain warrants in accordance with existing down round provisions in the 2018 Term Loan, MM CAN will issue additional warrants or Subordinate Voting Shares. In accordance therewith, on March 1, 2021, MM CAN issued warrants exercisable for 1,671,278 shares of MM CAN. The warrants have a term ending on September 14, 2025 and an exercise price of $0.481 per share.

The parties also amended certain covenants in the 2018 Term Loan to include a required minimum liquidity, board approval of the annual budget, restrictions on corporate expenditures, and the delivery of certain financial information. The Side Letter also amended the 2018 Term Loan by providing MM CAN the ability to cure within 10 days after written notice any failure to satisfy certain covenants.

Furthermore, with respect to the Investment Agreement with AWH (as described above under “Investment Agreement”), if the Milestone is not achieved by January 31, 2022, MM CAN will issue a note to Hankey (the “Note”), which will accrue interest and compound at 12% per annum and mature the earlier of (a) upon the payment of the $10.0 million based on achievement of the Milestone pursuant to the Investment Agreement, or (b) 12 months from the date of issuance of the Note. In addition, the Note will include an origination fee in an amount equal to 12% per annum interest rate on the principal amount of the Note deemed to have accrued between the period commencing on the date of the initial closing of the Investment Agreement and ending on the date of the Note.

On May 11, 2021, the Company entered into a Fifth Modification to the Senior Commercial Loan Agreement (the “Fifth Modification”) with Hankey which amends, among other things, certain covenants, including the those related to minimum liquidity, annual budget, cash forecasts and corporate expenditures, and waive certain non-compliance with covenants, such as reporting delivery requirements, delivery of insurance certificates, minimum collateral value, unencumbered liquid assets, failure to pay certain liabilities when due and related items. The parties also amended and restated the forms of warrants to conform to previously agreed upon terms, such as down round provisions. The Company agreed to pay an amendment fee of $1.0 million, that is payable upon the earliest of receipt of proceeds from the Level Up disposition or the MedMen NY disposition or when the indebtedness has become due.

September 2020 Unsecured Convertible Facility

On September 16, 2020, the Company entered into an unsecured convertible debenture facility (the “2020 Convertible Facility”) for total available proceeds of $10,000,000 with certain institutional investors wherein the convertible debentures (“Debentures”) will have a conversion price equal to the closing price on the trading day immediately prior to the closing date, a maturity date of 24 months from the date of issuance and will bear interest from the date of issuance at 7.5% per annum, payable semi-annually in cash.

The Debentures also provide for the automatic conversion into Shares in the event that the Shares trade at a volume weighted average trading price that is 50% above the Conversion Price on the CSE for 45 consecutive trading days. Upon an event of default, including failure to pay amounts then due under the Debenture, to perform or comply (without remedying such noncompliance) with the Debenture terms, or to pay debts, or commencement of bankruptcy proceedings or appointment of a trustee, all outstanding amounts under the debentures become immediately due and payable.

Subject to certain conditions, the Company has the right to call additional tranches, totaling $1,000,000 each, no later than 20 trading days following the issuance of each tranche, including the initial tranche, up to a maximum of $10,000,000 under all tranches. The timing of additional tranches can be accelerated based on certain conditions. The investors have the right to at least four additional tranches, with any such subsequent tranche to be at least $1,000,000.

At the closing of each additional tranche, the Company will issue share purchase warrants equal to 55% of the number of shares a debenture is convertible into for a particular tranche. Each warrant will be exercisable to purchase one share for a period of 24 months from the date of issuance at an exercise price equal to 120% of the volume weighted average price of the Shares on the CSE for ending on the trading day immediately prior to the applicable closing of each tranche.

On September 16, 2020, the Company closed on an initial tranche of $1,000,000 with a conversion price of $0.1670 per Subordinate Voting Share and issued 3,293,413 warrants, exercisable at $0.21 per share for a period of 24 months from the date of issuance.

On September 30, 2020, the Company closed on a second tranche of $1,000,000. The debentures issued for the second tranche have a conversion price of $0.1456 per Class B Subordinate Voting Share. As part of the second tranche, the Company issued to the Investors a total of 3,777,472 warrants, each exercisable at $0.17 per share for a period of 24 months from the date of issuance.

On November 20, 2020, the Company closed on a third tranche of $1,000,000 issuing debentures with a conversion price of $0.15 per share and warrants to purchase 3,592,326 Class B Subordinate Voting Share at an exercise price of $0.17 per share.

On December 17, 2020, the Company closed on a fourth tranche of $1,000,000 under the facility with a conversion price of $0.15 per Subordinate Voting Share. In connection with the fourth tranche, the Company issued 3,597,100 warrants for an equal number of Shares with an exercise price of $0.18 per share.

On January 29, 2021, the Company closed on a fifth tranche of $1,000,000 with a conversion price of $0.16 per Subordinate Voting Share. In connection with the fifth tranche, the Company issued 3,355,000 warrants with an exercise price of $0.19 per share.

On June 14, 2021, a portion of the Unsecured Convertible Facility was automatically converted into 16,014,663 Class B Subordinate Voting Shares in the amount of $2,371,782. In addition, 8,807,605 of the outstanding warrants issued in connection with the facility were exercised at varying prices for gross proceeds of $1,622,377.

2021 Equity Private Placements

On February 16, 2021, the Company entered into subscription agreements with institutional investors for the sale of up to 7,800,000 Units at a purchase price of $0.3713 per Unit for an aggregate purchase price of approximately $2.9 million. Each Unit consists of one Subordinate Voting Share of the Company and one warrant. Each warrant is exercisable for a period of five years to purchase one Share at an exercise price of $0.4642 per Share, subject to the terms and conditions set forth in the warrant.

For a period of one year, the purchasers have the right, within 24 hours from first notice, if an overnight raise or a commercially reasonable time in all other circumstances, to commit to participate in up to 25% on any broadly syndicated equity raises, convertible note offerings or unit deals via a bank or brokerage firm. The purchasers, however, cannot exercise this right in the following events: any capital found through a strategic capital raise conducted by Moelis & Company, any straight debt instruments, capital transactions involving a change of control, any funding by Gotham Green Partners, or capital transactions with a strategic or non-strategic counterparty that takes place in conjunction with any restriction or conversion of debt to equity. The total amount of any such individual participation cannot exceed $20.0 million.

On March 18, 2021, the Company sold C$20.0 million of units at a purchase price of C$0.40 per unit. Each unit consists of one Class B Subordinate Voting Share and one share purchase warrant. Each warrant permits the holder to purchase one Share for a period of three years from the date of issuance at an exercise price of C$0.50 per Share. The exercise of the warrants is subject to a beneficial ownership limitation of 9.99%, preventing such exercise by the holder, if such exercise would result in such holder and their affiliates, exceeding ownership of 9.99% of our Shares.

On May 17, 2021, the Company issued 31,250,000 units to Parallax Master Fund, L.P. at a purchase price of $0.32 per Unit for an aggregate of $10.0 million. Each Unit consisted of one Class B Subordinate Voting Share and one share purchase warrant. Each warrant permits the holder to purchase one Share for a period of three years from the date of issuance at an exercise price of $0.352 per Share, subject to the terms and conditions set forth in the warrant. The exercise of the warrants is subject to a beneficial ownership limitation of 19.99%, preventing such exercise by the holder, if such exercise would result in such holder and their affiliates, exceeding ownership of 19.99% of our Shares.

On August 17, 2021, the Company entered into subscription agreements with various investors, including a backstop letter agreement (the “Backstop Commitment”) with investors associated Serruya Private Equity Inc. (“SPE”), to purchase $100 million of units (“Units”) of MedMen at a purchase price of US$0.24 (C$0.32) per Unit (the “August 2021 Private Placement”). Each Unit consisted of one Subordinate Voting Share and one quarter share purchase warrant (each, a “August 2021 Warrant”). Each whole August 2021 Warrant permits the holder to purchase one Subordinate Voting Share for a period of five years from the date of issuance at an exercise price of $0.288 per Share. In consideration for providing the Backstop Commitment, the applicable SPE investors received a fee of $2.5 million paid in the form of 10,416,666 Subordinate Voting Shares at a deemed price of $0.24 per Share. Pursuant to the August 2021 Private Placement, the Company issued an aggregate of 416,666,640 Subordinate Voting Shares and August 2021 Warrants to purchase 104,166,660 Subordinate Voting Shares, including to. S5 Holdings Limited Liability Company, which is controlled by Michael Serruya, a director of Medmen.

Each Unit issued to certain funds associated with SPE also included a proportionate interest in a short-term subscription right (the “Short-Term Subscription Right”). The Short-Term Subscription Right entitles the holders to acquire, on payment of $30 million, at the option of the holders, an aggregate of 125,000,000 Units at an exercise price of $0.24 per Unit, or $30 million principal amount of notes at par, convertible into 125,000,000 Subordinate Voting Shares at a conversion price of $0.24 per Share. The Company will use any proceeds from exercise of the Short-Term Subscription Right to pay down an existing debt instrument.

TREEHOUSE REAL ESTATE INVESTMENT TRUST

The Company has lease arrangements with affiliates of Treehouse Real Estate Investment Trust (“Treehouse”), which include 14 retail and cultivation properties across the U.S. As part of the Lender and Landlord Support Agreement, Treehouse agreed to defer a portion of total current monthly base rent for the 36-month period between July 1, 2020 and July 1, 2023. The total amount of all deferred rent accrues interest at 8.6% per annum during the deferral period. As consideration for the rent deferral, the Company issued to Treehouse 3,500,000 warrants, each exercisable at $0.34 per share for a period of five years. As part of the agreement, the Company is pursuing a partnership with a cannabis cultivation company for the Company’s Desert Hot Springs and Mustang facilities that are leased from Treehouse in order to continue the Company’s focus on retail operations.

ITEM 1A.	RISK FACTORS

RISK FACTORS

Summary of Risks Associated with Our Business

Our business is subject to a number of risks and uncertainties of which you should be aware before making a decision to invest in our Subordinate Voting Shares. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary; and other risks we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making a decision to invest in our Subordinate Voting Shares. These risks include, among others, the following:

Regulatory Risks Associated With Our Business

●	Cannabis continues to be a Controlled Substance under the United States Federal Controlled Substances Act (the “CSA”) and the operations of the Company may be deemed to be criminal in nature and/or subject the Company to substantial civil penalties.

●	The Rohrabacher-Farr Amendment may not be Renewed Potentially Resulting in Enforcement Activities by the U.S. Department of Justice (the “DOC”) Against Entities in the Cannabis Industry.

●	Our business is highly regulated and dependent in large part on the ability to obtain or renew government permits and licenses for our current and contemplated operations, of which there can be no assurance.

●	Public opinion and perception may significantly influence government policy and regulation of the cannabis industry, which could have a material adverse effect on our business, results of operations and prospects.

●	Adverse legal, regulatory or political changes could have a material adverse effect on our current and planned operations.

●	We are subject to risk of civil asset forfeiture.

●	In the event that any of our operations in the United States were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime.

●	There remains doubt and uncertainty that we will be able to legally enforce contracts we enter into.

●	Failure to comply with applicable environmental laws, regulations and permitting requirements may result in enforcement actions against us, and civil or criminal fines or penalties.

●	Since Section 280E of the Code, as amended, prohibits businesses from deducting certain expenses associated with trafficking controlled substances, the Company will be precluded from claiming certain deductions otherwise available to non-marijuana businesses and, as a result, an otherwise profitable business may in fact operate at a loss after taking into account its income tax expenses.

●	If we were to experience a bankruptcy, there is no guarantee that U.S. federal bankruptcy protections would be available to our United States operations, which would materially adversely affect our prospects and on the rights of our lenders and securityholders.

●	Our emerging growth company status allows us certain exemptions from various reporting requirements.

Risks Related to Macro-Economic Conditions

●	The global COVID-19 pandemic has and will continue to have an adverse effect on our results of operations.

●	Our operations and financial condition could be adversely impacted by a material downturn in global financial conditions.

Risks Related to Financial and Business Matters

●	Our historical audited financial statements were prepared on a going concern basis.

●	We will require additional financing to achieve our business objectives.

●	Our existing credit facilities impose significant restrictive provisions on our current and planned operations.

●	We have incurred substantial indebtedness and may not be able to refinance, extend or repay this indebtedness on a timely basis or at all.

●

We previously identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

●	MedMen is a holding company and essentially all of its assets are the capital stock of its material subsidiaries.

●	Adverse publicity reports or other media attention regarding the safety, efficacy and quality of marijuana in general, or associating the consumption of adult-use and medical marijuana with illness or other negative effects or events, could have such a material adverse effect on the Company’s results of operations.

●	We may be subject to various product liability claims, including, among others, that the marijuana product caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances.

●	If one of our brands were subject to product recalls, the image of that brand and MedMen could be harmed.

●	We are subject to those risks inherent in an agricultural business.

●	Our business is dependent on suppliers and skilled labor.

●	We face intense competition from other companies and increasing legalization of cannabis and rapid growth and consolidation in the cannabis industry may further intensify competition.

●	We are exposed to the risk that our employees, independent contractors and consultants may engage in fraudulent or other illegal activity.

●	Certain remedies may be limited.

●	Future material acquisitions or dispositions or strategic transactions.

●	Risks associated with pending transactions.

●	Risks associated with failure to manage growth effectively.

Risks Related to Our Intellectual Property and Information Technology

●	We may have limited intellectual property protection.

●	Any failure of our information systems or the effect of any cyber-attacks may adversely impact our reputation and results of operations.

Additional Risks Related to Legal and Regulatory Matters

●	We have been and may in the future be subject to investigations, civil claims, lawsuits and other proceedings.

●	United States Tax Classification of the Company.

Risks Associated with the Securities of the Company

●	Heightened scrutiny by securities regulatory authorities in the United States and Canada may impact investors’ ability to transact in the Company’s securities.

●	Potential voting control by certain shareholders may limit your ability to influence the outcome of director elections and other matters requiring shareholder approval.

●	Our capital structure may cause unpredictability.

●	Future sales of Subordinate Voting Shares in the public market, or the perception that such sales may occur, could adversely affect the prevailing market price of the Subordinate Voting Shares.

●	The market price of our Subordinate Voting Shares is volatile and subject to wide fluctuations.

Risk Factors

The risks and uncertainties described below could materially and adversely affect our business, financial condition and results of operations and could cause actual results to differ materially from our expectations. The risk factors described below include the considerable risks associated with the current economic environment and the related potential adverse effects on our financial condition and results of operations. You should read these risk factors in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and related notes for the fiscal year ended June 26, 2021. There also may be other factors that we cannot anticipate or that are not described in this report generally because we do not currently perceive them to be material. Those factors could cause results to differ materially from our expectations.

REGULATORY RISKS ASSOCIATED WITH OUR BUSINESS

Cannabis continues to be a Controlled Substance under the United States Federal Controlled Substances Act and the operations of the Company may be deemed to be criminal in nature and/or subject the Company to substantial civil penalties.

MedMen both directly and indirectly engages in the medical and adult-use marijuana industry in the United States where local state law permits such activities. Investors are cautioned that in the United States, cannabis is largely regulated at the state level. Currently, in the United States, 37 states, the District of Columbia, Puerto Rico, Guam, and the U.S. Virgin Islands have legalized medical cannabis, and 18 states, in addition to the District of Columbia, the Commonwealth of the Northern Mariana Islands, and Guam, have legalized cannabis for recreational purposes or “adult-use”. Notwithstanding the permissive regulatory environment of cannabis at the state level, cannabis continues to be categorized as a controlled substance under the CSA and as such, cultivation, distribution, sale and possession of cannabis violates federal law in the United States. The inconsistency between federal and state laws and regulations is a major risk factor.

At this time it is uncertain what policies the current President or Attorney General will take regarding the enforcement of federal cannabis laws. Although, the Attorney General has indicated he would deprioritize enforcement of low-level cannabis crimes such as possession, it is not yet known whether the Department of Justice under President Biden and Attorney General Garland will re-adopt the United States Department of Justice Memorandum drafted by former Deputy Attorney General James Michael Cole in 2013 (the “Cole Memo”), which offered guidance to federal enforcement agencies as to how to prioritize civil enforcement, criminal investigations and prosecutions regarding marijuana in all states. Due to the fact the leadership of the DOJ has changed and has not therefore introduced policies regarding the enforcement of the federal cannabis laws, there can be no assurance that the federal government will not seek to prosecute cases involving cannabis businesses that are otherwise compliant with state law.

Federal law pre-empts state law in these circumstances, so that the federal government can assert criminal violations of federal law despite state law. The level of prosecutions of state-legal cannabis operations is entirely unknown, and the current administration and DOJ has not articulated a policy regarding state legal cannabis. If the Department of Justice policy were to be to aggressively pursue financiers or equity owners of cannabis-related business, and United States Attorneys followed such Department of Justice policies through pursuing prosecutions, then we could face (i) seizure of its cash and other assets used to support or derived from its cannabis subsidiaries; and (ii) the arrest of its employees, directors, officers, managers and investors, who could face charges of ancillary criminal violations of the CSA for aiding and abetting and conspiring to violate the CSA by virtue of providing financial support to state-licensed or permitted cultivators, processors, distributors, and/or retailers of cannabis. Additionally, as has recently been affirmed by U.S. Customs and Border Protection, employees, directors, officers, managers and investors of MedMen who are not U.S. citizens face the risk of being barred from entry into the United States for life.

If the new Administration and Attorney General do not adopt a policy incorporating some or all of the policies articulated in the Cole Memo, then the Department of Justice or an aggressive federal prosecutor could allege that we and our Board and, potentially our shareholders, “aided and abetted” violations of federal law by providing finances and services to its operating subsidiaries. Under these circumstances, it is possible that a federal prosecutor could seek to seize our assets, and to recover the “illicit profits” previously distributed to shareholders resulting from any of the foregoing financing or services. In these circumstances, our operations would cease, MedMen shareholders may lose their entire investment and directors, officers and/or MedMen shareholders may be left to defend any criminal charges against them at their own expense and, if convicted, be sent to federal prison.

Violations of any federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities or divestiture. This could have a material adverse effect on MedMen, including our reputation and ability to conduct business, its holding (directly or indirectly) of medical and adult-use cannabis licenses in the United States, the listing of our securities on the CSE or other applicable exchanges, our capital, financial position, operating results, profitability or liquidity or the market price of our listed securities.

Overall, an investor’s contribution to and involvement in MedMen’s activities may result in federal civil and/or criminal prosecution, including forfeiture of his, her or its entire investment.

The Rohrabacher-Farr Amendment may not be Renewed Potentially Resulting in DOJ Enforcement Activities Against Entities in the Cannabis Industry.

The Rohrabacher-Farr Amendment, prohibits the DOJ from spending funds appropriated by Congress to enforce the tenets of the CSA against the medical cannabis industry in states which have legalized such activity. On December 27, 2020, the amendment was renewed through the signing of the fiscal year 2021 omnibus spending bill and is effective through September 30, 2021. There can be no assurance that the federal government will not seek to prosecute cases involving medical cannabis businesses that are otherwise compliant with state law. Such potential proceedings could involve significant restrictions being imposed upon the Company or third parties, while diverting the attention of key executives. Such proceedings could have a material adverse effect on the Company, even if such proceedings were concluded successfully in favor of the Company.

Our business is highly regulated and dependent in large part on the ability to obtain or renew government permits and licenses for our current and contemplated operations, of which there can be no assurance.

Our business is subject to a variety of laws, regulations and guidelines relating to the cultivation, manufacture, management, transportation, storage, sale and disposal of marijuana, including laws and regulations relating to health and safety, the conduct of operations and the protection of the environment. Achievement of our business objectives are contingent, in part, upon compliance with applicable regulatory requirements and obtaining all requisite regulatory approvals. Changes to such laws, regulations and guidelines due to matters beyond our control may cause material adverse effects to our business operations.

We are required to obtain or renew government permits and licenses for our current and contemplated operations. Obtaining, amending or renewing the necessary governmental permits and licenses can be a time-consuming process potentially involving numerous regulatory agencies, involving public hearings and costly undertakings on our part. The duration and success of our efforts to obtain, amend and renew permits and licenses are contingent upon many variables not within our control, including the interpretation of applicable requirements implemented by the relevant permitting or licensing authority and planning and zoning requirements with respect to our locations. We may not be able to obtain, amend or renew permits or licenses that are necessary to our operations. In August 2020, we received a notice from the City of Pasadena that a determination was made that there had been a material change in ownership and/or management of MedMen such that the initial application was no longer valid, resulting in losing the right to proceed through the cannabis permitting process in Pasadena. In response, we filed a lawsuit challenging the city’s determination. Any unexpected delays or costs associated with the permitting and licensing process could impede our ongoing or proposed operations. To the extent necessary permits or licenses are not obtained, amended or renewed, or are subsequently suspended or revoked, we may be curtailed or prohibited from proceeding with its ongoing operations or planned development and commercialization activities. Such curtailment or prohibition may result in a material adverse effect on our business, financial condition, results of operations or prospects.

While compliance controls have been developed to mitigate the risk of any material violations of any license or certificate we hold, there is no assurance that our licenses or certificates will be renewed by each applicable regulatory authority in the future in a timely manner. Any unexpected delays or costs associated with the licensing renewal process for any of the licenses or certificates held by MedMen could impede our ongoing or planned operations and have a material adverse effect on our business, financial condition, results of operations or prospects.

We may become involved in a number of government or agency proceedings, investigations and audits. The outcome of any regulatory or agency proceedings, investigations, audits, and other contingencies could harm our reputation, require us to take, or refrain from taking, actions that could harm our operations or require us to pay substantial amounts of funds, harming its financial condition. There can be no assurance that any pending or future regulatory or agency proceedings, investigations and audits will not result in substantial costs or a diversion of management’s attention and resources or have a material adverse impact on our business, financial condition, results of operations or prospects.

Public opinion and perception may significantly influence government policy and regulation of the cannabis industry, which could have a material adverse effect on our business, results of operations and prospects.

Government policy changes or public opinion may also result in a significant influence over the regulation of the cannabis industry in the United States, Canada or elsewhere. Public opinion and support for medical and adult-use marijuana has traditionally been inconsistent and varies from jurisdiction to jurisdiction. While public opinion and support appears to be rising for legalizing medical and adult-use marijuana, it remains a controversial issue subject to differing opinions surrounding the level of legalization (for example, medical marijuana as opposed to legalization in general). Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of marijuana in general, or associating the consumption of adult-use and medical marijuana with illness or other negative effects or events, could have a material adverse effect on our business, results of operations or prospects. There is no assurance that such adverse publicity reports or other media attention will not arise. A negative shift in the public’s perception of cannabis, including vaping or other forms of cannabis administration, in the United States, Canada or any other applicable jurisdiction could affect future legislation or regulation. Among other things, such a shift could cause state jurisdictions to abandon initiatives or proposals to legalize medical and/or adult-use cannabis, thereby limiting the number of new state jurisdictions into which we could expand and perception of negative health effects from the use of vaporizers to consume cannabis could result in state and local prohibitions on the sale of vaping products for an indefinite period of time. Any inability to fully implement our expansion strategy may have a material adverse effect on our business, results of operations or prospects. Among other things, such a shift could also cause states that have already legalized medical and/or adult-use cannabis to reevaluate the extent of, and introduce new restrictions on, the permitted activities and permitted cannabis products within their jurisdictions, which may have a material adverse effect on the Company’s business, results of operations or prospects. Recent medical alerts by the Centers for Disease Control and Prevention (the “CDC”) and state health agencies on vaping related illness and other issues directly related to cannabis consumption could potentially create an inability to fully implement our expansion strategy or could restrict the products which we sell at our existing operations, which may have a material adverse effect on our business, results of operations or prospects.

Adverse legal, regulatory or political changes could have a material adverse effect on our current and planned operations.

The success of our business strategy depends on the legality of the cannabis industry. The political environment surrounding the cannabis industry in general can be volatile and the regulatory framework remains in flux. Currently, in the United States, 37 states, the District of Columbia, Puerto Rico, Guam, and the U.S. Virgin Islands have legalized medical cannabis, and 18 states, in addition to the District of Columbia, the Commonwealth of the Northern Mariana Islands, and Guam, have legalized cannabis for recreational purposes or “adult-use”, including the states in which MedMen operates; however, the risk remains that a shift in the regulatory or political realm could occur and have a drastic impact on the industry as a whole, adversely impacting our business, results of operations, financial condition or prospects.

Delays in enactment of new state or federal regulations could restrict our ability to reach strategic growth targets and lower return on investor capital. Our strategic growth strategy is reliant upon certain federal and state regulations being enacted to facilitate the legalization of medical and adult-use cannabis. If such regulations are not enacted, or enacted but subsequently repealed or amended, or enacted with prolonged phase-in periods, our growth targets, and thus, the effect on the return of investor capital, could be detrimental. We are unable to predict with certainty when and how the outcome of these complex regulatory and legislative proceedings will affect its business and growth.

Further, there is no guarantee that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. If the federal government begins to enforce federal laws relating to cannabis in states where the sale and use of cannabis is currently legal, or if existing applicable state laws are repealed or curtailed, our business, results of operations, financial condition and prospects would be materially adversely affected. It is also important to note that local and city ordinances may strictly limit and/or restrict the sale of cannabis in a manner that will make it extremely difficult or impossible to transact business that is necessary for the continued operation of the cannabis industry. Federal actions against individuals or entities engaged in the cannabis industry or a repeal of applicable cannabis related legislation could adversely affect us and our business, results of operations, financial condition and prospects.

We are aware that multiple states are considering special taxes or fees on businesses in the cannabis industry. It is a potential yet unknown risk at this time that other states are in the process of reviewing such additional fees and taxation. This could have a material adverse effect upon our business, results of operations, financial condition or prospects. Currently, we have a large outstanding tax liability. For further information see, See Note 24. “Provision For Income Taxes and Deferred Income Taxes” to our Consolidated Financial Statements located in Item 16 of this Report.

The commercial medical and adult-use cannabis industry is in its infancy and we anticipate that such regulations will be subject to change as the jurisdictions in which we conduct business matures. We have in place a detailed compliance program headed by our SVP of Legal who oversees, maintains, and implements the compliance program and personnel. In addition to our robust legal and compliance departments, we also have local regulatory/compliance counsel engaged in every jurisdiction (state and local) in which we operate. Such counsel regularly provides legal advice regarding compliance with state and local laws and regulation and our legal and compliance exposures under United States federal law. Our compliance program emphasizes security and inventory control to ensure strict monitoring of cannabis and inventory from delivery by a licensed distributor to sale or disposal. Additionally, we have created comprehensive standard operating procedures that include detailed descriptions and instructions for receiving shipments of inventory, inventory tracking, recordkeeping and record retention practices related to inventory, as well as procedures for performing inventory reconciliation and ensuring the accuracy of inventory tracking and recordkeeping. We will continue to monitor compliance on an ongoing basis in accordance with its compliance program, standard operating procedures, and any changes to regulation in the cannabis industry.

Overall, the medical and adult-use cannabis industry is subject to significant regulatory change at the local, state and federal levels. Our inability to respond to the changing regulatory landscape may cause us to not be successful in capturing significant market share and could otherwise harm our business, results of operations, financial condition or prospects.

We are subject to risk of civil asset forfeiture.

Because the cannabis industry remains illegal under U.S. federal law, any property owned by participants in the cannabis industry which are either used in the course of conducting such business, or are the proceeds of such business, could be subject to seizure by law enforcement and subsequent civil asset forfeiture. Even if the owner of the property were never charged with a crime, the property in question could still be seized and subject to an administrative proceeding by which, with minimal due process, it could be subject to forfeiture.

In the event that any of our operations in the United States were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime.

We are subject to a variety of laws and regulations domestically and in the United States that involve money laundering, financial recordkeeping and proceeds of crime, including the Bank Secrecy Act, as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act), Sections 1956 and 1957 of U.S.C. Title 18 (the Money Laundering Control Act), the Proceeds of Crime (Money Laundering) and Terrorist Financing Act (Canada), as amended and the rules and regulations thereunder, the Criminal Code (Canada) and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States and Canada.

Banks often refuse to provide banking services to businesses involved in the cannabis industry due to the present state of the laws and regulations governing financial institutions in the United States. The lack of banking and financial services presents unique and significant challenges to businesses in the marijuana industry. The potential lack of a secure place in which to deposit and store cash, the inability to pay creditors through the issuance of checks and the inability to secure traditional forms of operational financing, such as lines of credit, are some of the many challenges presented by the unavailability of traditional banking and financial services.

In February 2014, the Department of the Treasury Financial Crimes Enforcement Network (“FinCEN”) issued a memo (the “FinCEN Memo”) providing instructions to banks seeking to provide services to cannabis-related businesses. The FinCEN Memo states that in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of federal money laundering laws. It refers to supplementary guidance that former Deputy Attorney General James M. Cole issued to federal prosecutors relating to the prosecution of money laundering offenses predicated on cannabis-related violations of the CSA. While the FinCEN Memo has not been rescinded by the Department of Justice at this time, it remains unclear whether the current administration will follow its guidelines. Overall, the Department of Justice continues to have the right and power to prosecute crimes committed by banks and financial institutions, such as money laundering and violations of the Bank Secrecy Act, that occur in any state, including in states that have legalized the applicable conduct and the Department of Justice’s current enforcement priorities could change for any number of reasons, including a change in the opinions of the President of the United States or the United States Attorney General. A change in the Department of Justice’s enforcement priorities could result in the Department of Justice prosecuting banks and financial institutions for crimes that previously were not prosecuted.

In the event that any of our operations, or any proceeds thereof, any dividends or distributions therefrom, or any profits or revenues accruing from such operations in the United States were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime under one or more of the statutes noted above or any other applicable legislation. This could restrict or otherwise jeopardize our ability to declare or pay dividends or effect other distributions. Furthermore, while there are no current intentions to declare or pay dividends on the Subordinate Voting Shares in the foreseeable future, in the event that a determination was made that our proceeds from operations (or any future operations or investments in the United States) could reasonably be shown to constitute proceeds of crime, we may decide or be required to suspend declaring or paying dividends without advance notice and for an indefinite period of time.

There remains doubt and uncertainty that we will be able to legally enforce contracts we enter into.

It is a fundamental principle of law that a contract will not be enforced if it involves a violation of law or public policy. Because cannabis remains illegal at a federal level, judges in multiple U.S. states have on a number of occasions refused to enforce contracts, including for the repayment of money when the loan was used in connection with activities that violate federal law, even if there is no violation of state law. There remains doubt and uncertainty that we will be able to legally enforce contracts we enter into, if necessary. We cannot be assured that we will have a remedy for breach of contract, which could have a material adverse effect on our business, revenues, operating results, financial condition and prospects.

Failure to comply with applicable environmental laws, regulations and permitting requirements may result in enforcement actions against us, and civil or criminal fines or penalties.

Our operations are subject to environmental regulation in the various jurisdictions in which we operate. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors (or the equivalent thereof) and employees. We cannot provide any assurance that future changes in environmental regulation, if any, will not adversely affect our operations.

Government approvals and permits are currently, and may in the future, be required in connection with our operations. To the extent such approvals are required and not obtained, we may be curtailed or prohibited from our current or proposed production, manufacturing or sale of cannabis or cannabis products or from proceeding with the development of its operations as currently proposed.

Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions against us, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. We may be required to compensate those suffering loss or damage by reason of its operations and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

Amendments to current laws, regulations and permits governing the production, manufacturing or sale of cannabis or cannabis products, or more stringent implementation thereof, could have a material adverse impact on our business and cause increases in expenses, capital expenditures or production or manufacturing costs or reduction in levels of production, manufacturing or sale or require abandonment or delays in development.

Since Section 280E of the Code, as amended, prohibits businesses from deducting certain expenses associated with trafficking controlled substances, the Company will be precluded from claiming certain deductions otherwise available to non-marijuana businesses and, as a result, an otherwise profitable business may in fact operate at a loss after taking into account its income tax expenses.

Section 280E of the United States Internal Revenue Code, as amended (the “Code”), prohibits businesses from deducting certain expenses associated with trafficking controlled substances (within the meaning of Schedule I and II of the CSA). The United States Internal Revenue Service (the “IRS”) has invoked Section 280E in tax audits against various cannabis businesses in the U.S. that are licensed under applicable state laws. Although the IRS issued a clarification allowing the deduction of certain expenses, the scope of such items is interpreted very narrowly, and the bulk of operating costs and general administrative costs are not permitted to be deducted. While there are currently several pending cases before various administrative and federal courts challenging these restrictions, there is no guarantee that these courts will issue an interpretation of Section 280E favorable to cannabis businesses.

Overall, under Section 280E of the Code, normal business expenses incurred in the business of selling marijuana and its derivatives are not deductible in calculating income tax liability. Therefore, we will be precluded from claiming certain deductions otherwise available to non-marijuana businesses and, as a result, an otherwise profitable business may in fact operate at a loss after taking into account its income tax expenses. There is no certainty that the impact that Section 280E has on our margins will ever be reduced.

If we were to experience a bankruptcy, there is no guarantee that U.S. federal bankruptcy protections would be available to our United States operations, which would materially adversely affect our prospects and on the rights of our lenders and securityholders.

Because the use of cannabis is illegal under federal law, many courts have denied cannabis businesses bankruptcy protections, thus making it very difficult for lenders to recoup their investments in the cannabis industry in the event of a bankruptcy. If we were to experience a bankruptcy, there is no guarantee that U.S. federal bankruptcy protections would be available to our United States operations, which could have a material adverse effect on our business, capital, financial condition and prospects and on the rights of our lenders and securityholders.

Our emerging growth company status allows us certain exemptions from various reporting requirements.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this exemption from new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies.

For as long as we continue to be an emerging growth company, we intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our Subordinate Voting Shares less attractive because we will rely on these exemptions. If some investors find our Subordinate Voting Shares less attractive as a result, then there may be a less active trading market for our Subordinate Voting Shares and our stock price may be more volatile.

We will remain an emerging growth company until the earliest of (i) the last day of the year in which we have total annual gross revenue of $1.07 billion or more; (ii) the last day of the year following the fifth anniversary of the first sale of the common equity securities pursuant to an effective registration under the Securities Act of 1933, as amended (the “Securities Act”), expected to be December 31, 2024; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

RISKS RELATED TO MACRO-ECONOMIC CONDITIONS

The global COVID-19 pandemic has and will continue to have an adverse effect on our results of operations.

The COVID-19 pandemic has adversely impacted commercial and economic activity and contributed to significant volatility in the equity and debt markets in the U.S. The impact of the outbreak continues to develop and many jurisdictions, including the State of California and local municipalities, have instituted quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Individual businesses and industries are also implementing similar precautionary measures. Those measures, as well as the general uncertainty surrounding the dangers and effects of COVID-19, have created significant disruption in supply chains and economic activity. New strains of the virus have been identified originating in the U.S. and elsewhere. These new strains may have different transmission, morbidity and mortality rates than the original virus, and the COVID-19 vaccines developed to date may not be effective to provide immunization against new strains of the virus. While the Company has continuously sought to assess the potential impact of the pandemic on its financial condition and operating results, any assessment is subject to extreme uncertainty as to probability, severity and duration. The continued spread of the virus globally could result in a protracted world-wide economic downturn, the effects of which could last for some period after the pandemic is controlled and/or abated and our business, financial condition, results of operations and cash flows could be materially adversely affected. The impact of COVID-19 could have the effect of heightening many of the other risk factors described herein.

Despite being deemed as an essential retailer in its core markets, the Company experienced a negative impact on sales in certain markets as a result of shelter-at-home orders, social distancing efforts, restrictions on the maximum allowable number of people within a retail establishment, and declining tourism. Revenue for the year ended June 26, 2021 decreased 7% compared to revenue for the year ended June 27, 2020 primarily as a result of these factors. The overall impact of the COVID-19 pandemic affected the Company’s operations for the majority of the current fiscal year compared to the latter four months of the prior fiscal year. The Company experienced decreased sales in certain locations within California due to reduced foot traffic as a result of business and occupancy restrictions and a slowdown in tourism, resulting in retail revenue in California for the year ended June 26, 2021 to decrease $21.6 million compared to the year ended June 27, 2020.

The Company has implemented certain safety measures to ensure the safety of its customers and associates, which may have the effect of discouraging shopping or limiting the occupancy of our stores. For the majority of the fiscal year ended June 26, 2021, the Company maintained modified store operations based on Centers for Disease Control and Prevention guidelines and local ordinances which limit in-store traffic for certain locations and consequently increased focus on direct-to-consumer delivery, including curbside pickup. These measures, and any additional measures that have been and may continue to be taken in response to the COVID-19 pandemic, have substantially decreased, and may continue to decrease, the number of customers that visit our stores which has had, and will likely continue to have, a material adverse effect on our business, financial condition and results of operations.

The COVID-19 pandemic has continued to increase economic uncertainty and has led to disruption and volatility in the global capital markets, which could increase the cost of and accessibility to capital. Given that the COVID-19 pandemic has caused a significant economic slowdown, it appears increasingly likely that it could cause a global recession, which could be of an unknown duration. A global recession would have a significant impact on our ongoing operations and cash flows. There has been a recent spike in the number of reported COVID-19 cases, including new variant and strains, in many states where a substantial portion of the Company’s business and operations are located. The Company is unable to currently quantify the economic effect, if any, of this increase on the Company’s results of operations.

The ultimate magnitude of COVID-19, including the extent of its overall impact on our financial and operational results cannot be reasonably estimated at this time; however, the Company has experienced declines in sales. The overall impact will depend on the length of time that the pandemic continues, the extent to which it affects our ability to raise capital, and the effect of governmental regulations imposed in response to the pandemic, as well as uncertainty regarding all of the foregoing.

Our operations and financial condition could be adversely impacted by a material downturn in global financial conditions.

Global financial conditions have historically experienced extreme volatility. Economic shocks may be precipitated by a number of causes, including a rise in the price of oil, geopolitical instability and natural disasters. Any sudden or rapid destabilization of global economic conditions could impact our ability to obtain equity or debt financing in the future on terms favorable to us. Additionally, any such occurrence could cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. Further, in such an event, our operations and financial condition could be adversely impacted.

Furthermore, general market, political and economic conditions, including, for example, inflation, interest and currency exchange rates, structural changes in the cannabis industry, supply and demand for commodities, political developments, legislative or regulatory changes, social or labor unrest and stock market trends will affect our operating environment and its operating costs and profit margins and the price of its securities. Any negative events in the global economy could have a material adverse effect on our business, financial condition, results of operations or prospects.

RISKS RELATED TO FINANCIAL AND BUSINESS MATTERS

Our historical audited financial statements were prepared on a going concern basis.

Although not applicable to our audited financial statements for the fiscal year ended June 26, 2021, our audited financial statements for the fiscal year ended June 27, 2020 were prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Generally, our primary sources of capital resources are comprised of cash and cash equivalents and the issuance of equity and debt securities. We continuously monitor our capital structure and, based on changes in operations and economic conditions, may adjust the structure by issuing new shares or new debt as necessary. Our ability to continue to implement our business strategy is dependent on obtaining additional financing, the ability to successfully settle liabilities and achieving and maintaining profitable operations. While we have been successful in securing both equity and debt financing from the public and private capital markets to date as applicable in Canada, the United States and internationally, there are no guarantees that we will be able to continue to secure any such public or private equity or debt financing in the future on terms acceptable to us, if at all, or be able to achieve profitability. This could in turn have a material adverse effect on our business, financial condition, results of operations, cash flows or prospects.

As a high growth enterprise, we do not have a history of profitability. As such, we have immediate prospect of generating profit from our intended operations. We are therefore subject to many of the risks common to high growth enterprises, including under-capitalization, cash shortages, limitations with respect to personnel, financial, and other resources and lack of earnings. In addition, we are currently incurring expenditures related to our operating activities that have generated negative operating cash flows. We cannot provide any assurance that we will generate sufficient revenues in the near future, and we may continue to incur negative operating cash flows for the foreseeable future. We cannot provide assurance that we will be successful in achieving a return on shareholders’ investment.

We will require additional financing to achieve our business objectives.

The continued development of our business will require additional financing. There is no guarantee that we will be able to achieve our business objectives. We intend to fund our business objectives by way of additional offerings of equity and/or debt financing. The failure to raise or procure such additional funds could result in the delay or indefinite postponement of our current business objectives. We cannot provide any assurance that additional capital or other types of financing will be available if needed or that, if available, will be on terms acceptable to us. If additional funds are raised by offering equity securities or convertible debt, existing shareholders could suffer significant dilution. Any debt financing secured in the future could involve the granting of security against our assets and also contain restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We have completed the sale and leaseback of certain properties. The reduction in our real estate assets could cause securing any additional debt financing to be more difficult or on less favorable terms to us, such as on higher interest rates, than as otherwise may have been expected. We will require additional financing to fund our operations until positive cash flow is achieved. Although we believe that we will be able to obtain the necessary funding as in the past, there can be no assurance of the success of these plans.

Our existing credit facilities impose significant restrictive provisions on our current and planned operations.

We have significant outstanding indebtedness further to which our assets and assets of out subsidiaries as well as the ownership interests of certain of our subsidiaries, have been pledged as security for the obligations thereunder. In addition, the terms and conditions of our credit facilities contain restrictive covenants that limit our ability to engage in activities that may be in the Company’s long-term best interest. In addition, the terms and conditions thereof contain financial, operational and reporting covenants, and compliance with the covenants by us may increase our legal and financial costs, make certain activities, such as the payment of dividends or other distributions, more difficult or restricted, time-consuming or costly and increase demand on our systems and resources. Our failure to comply with any such covenants, which may be affected by events beyond our control, could result in an event of default which, if not cured or waived, could result in the acceleration of repayment of our debt or realization on the security granted or trigger cross-default or cross-acceleration provisions in any other agreements, including as between agreements pertaining to our existing credit facilities, any of which would have a material adverse effect on our business, capital, financial condition, results of operations, cash flows and prospects.

We have incurred substantial indebtedness and may not be able to refinance, extend or repay this indebtedness on a timely basis or at all.

We have a substantial amount of existing indebtedness. If we are unable to raise sufficient capital to repay these obligations at maturity and are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. We cannot provide any assurances that we will be able to raise the necessary amount of capital to repay these obligations, that any obligations that are convertible will be converted into equity or that we will be able to extend the maturity dates or otherwise refinance these obligations. Upon a default, the lenders under such debt would have the right to exercise their rights and remedies to collect, which would include the ability to foreclose on the our assets. Accordingly, a default by us would have a material adverse effect on our business, capital, financial condition and prospects, and we would likely be forced to seek bankruptcy protection.

We previously identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

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

During the year ended June 27, 2020, our independent auditors identified a material weakness in our internal control over financial reporting relating to its assessment of goodwill and long-lived asset for impairment. Plus, in connection with the SEC’s review of our Form 10, we determined that we had a material weakness in our internal control over financial reporting relating to the appropriate review of the presentation and disclosure of non-routine transactions, including impairments of goodwill and long-lived assets, changes in the fair value of contingent consideration and restructuring expenses. To address these material weaknesses, we have instituted a number of accounting processes and procedures, which includes (i) formal, documented process to identify, assess and calculate impairment on goodwill and long-lived assets, and (ii) the preparation of presentation and disclosure requirement checklists to be reviewed by management for all new transactions and accounting standards.

To remediate the material weakness related to the assessment of goodwill and long-lived asset for impairment, we implemented the new control procedures for the fiscal year beginning June 28, 2020. Management concluded that these controls were operating effectively as of June 26, 2021 and this internal control weakness was considered remediated. To remediate the material weakness related to the financial statement presentation of non-routine transactions, we implemented additional controls around the review of financial statement presentation and disclosure for such transactions, including the preparation and review of a quarterly disclosure checklist. Management concluded that these controls were operating effectively as of June 26, 2021 and this internal control weakness was considered remediated. The actions we have taken are subject to continued review, supported by confirmation and testing by management. While we have remediated these material weaknesses, we may identify additional material weaknesses in the future, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows.

Furthermore, our ability to manage growth effectively will require us to continue to implement and improve our operational and financial systems and to expand, train and manage our employee base. Our inability to deal with this growth may have a material adverse effect on our business, financial condition, results of operations or prospects.

The identification of additional material weaknesses in the future, could adversely affect our ability to report financial information, including our filing of quarterly or annual reports with the SEC on a timely and accurate basis. Moreover, the identification of additional material weaknesses could prohibit us from producing timely and accurate financial statements, which may adversely affect the market price of our shares and we may be unable to maintain compliance with exchange listing requirements.

MedMen is a holding company and essentially all of its assets are the capital stock of its material subsidiaries.

MedMen is a holding company and essentially all of its assets are the capital stock of its material subsidiaries. As a result, investors in MedMen are subject to the risks attributable to its subsidiaries. Consequently, our cash flows and ability to complete current or desirable future opportunities are dependent on the earnings of our subsidiaries. The ability of these entities to pay dividends and other distributions will depend on their operating results and will be subject to applicable laws and regulations which require that solvency and capital standards be maintained by such entities and contractual restrictions contained in the instruments governing their debt. In the event of a bankruptcy, liquidation or reorganization of any of our material subsidiaries, holders of indebtedness and trade creditors may be entitled to payment of their claims from the assets of those subsidiaries before MedMen.

Adverse publicity reports or other media attention regarding the safety, efficacy and quality of marijuana in general, or associating the consumption of adult-use and medical marijuana with illness or other negative effects or events, could have such a material adverse effect on our results of operations.

We believe the adult-use and medical marijuana industries are highly dependent upon consumer perception regarding the safety, efficacy and quality of the marijuana produced. Consumer perception can be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of marijuana products. There can be no assurance that future scientific research or findings, regulatory investigations, litigation, media attention or other publicity will be favorable to the marijuana market or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory investigations, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or other publicity could have a material adverse effect on the demand for adult- use or medical marijuana and on our business, results of operations, financial condition, cash flows or prospects. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of marijuana in general, or associating the consumption of adult-use and medical marijuana with illness or other negative effects or events, could have such a material adverse effect. There is no assurance that such adverse publicity reports, findings or other media attention will not arise.

We may be subject to various product liability claims, including, among others, that the marijuana product caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances.

As a manufacturer and distributor of products designed to be ingested by humans, we face an inherent risk of exposure to product liability claims, regulatory action and litigation if our products are alleged to have caused significant loss or injury. In addition, the manufacture and sale of marijuana involve the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of marijuana alone or in combination with other medications or substances could occur. As a manufacturer, distributor and retailer of adult-use and medical marijuana, or in our role as an investor in or service provider to an entity that is a manufacturer, distributor and/or retailer of adult-use or medical marijuana, we may be subject to various product liability claims, including, among others, that the marijuana product caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action against us could result in increased costs, could adversely affect our reputation with its clients and consumers generally, and could have a material adverse effect on our business, results of operations, financial condition or prospects. There can be no assurances that we will be able to maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to maintain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our potential products or otherwise have a material adverse effect on our business, results of operations, financial condition or prospects.

If one of our brands were subject to product recalls, the image of that brand and MedMen could be harmed.

Cultivators, manufacturers, distributors and retailers of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. Such recalls cause unexpected expenses of the recall and any legal proceedings that might arise in connection with the recall. This can cause loss of a significant amount of sales. In addition, a product recall may require significant management attention. There can be no assurance that any of our products that we sell will not be the subject of a product recall, regulatory action or lawsuit. Although we have detailed procedures in place for testing our products, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. Additionally, if one of our brands were subject to recall, the image of that brand and MedMen could be harmed. Additionally, product recalls can lead to increased scrutiny of operations by applicable regulatory agencies, requiring further management attention and potential legal fees and other expenses.

We are subject to those risks inherent in an agricultural business.

Adult-use and medical marijuana are agricultural products. There are risks inherent in the agricultural business, such as insects, plant diseases and similar agricultural risks. Although the products are usually grown indoors under climate-controlled conditions, with conditions monitored, there can be no assurance that natural elements will not have a material adverse effect on the production of our products.

Adult-use and medical marijuana growing operations consume considerable energy, making us potentially vulnerable to rising energy costs. Rising or volatile energy costs may adversely impact our business, results of operations, financial condition or prospects.

Our business is dependent on suppliers and skilled labor.

Our ability to compete and grow will be dependent on us having access, at a reasonable cost and in a timely manner, to skilled labor, equipment, parts and components. No assurances can be given that we will be successful in maintaining its required supply of skilled labor, equipment, parts and components. It is also possible that the final costs of the major equipment contemplated by our capital expenditure plans may be significantly greater than anticipated by our management, and may be greater than funds available to us, in which circumstance we may curtail, or extend the timeframes for completing, its capital expenditure plans. This could have an adverse effect on our business, financial condition, results of operations or prospects.

We face intense competition from other companies and increasing legalization of cannabis and rapid growth and consolidation in the cannabis industry may further intensify competition.

The cannabis industry is undergoing rapid growth and substantial change, and the legal landscape for medical and recreational cannabis is rapidly changing internationally. An increasing number of jurisdictions globally are passing legislation allowing for the production and distribution of medical and/or recreational cannabis in some form or another. Entry into the cannabis market by international competitors might lower the demand for our products.

The foregoing legalization and growth trends in the cannabis industry has resulted in an increase in competitors, consolidation and formation of strategic relationships. Such acquisitions or other consolidating transactions could harm us in a number of ways, including by losing strategic partners if they are acquired by or enter into relationships with a competitor, losing customers, revenue and market share, or forcing us to expend greater resources to meet new or additional competitive threats, all of which could harm our operating results. As competitors enter the market and become increasingly sophisticated, competition in the cannabis industry may intensify and place downward pressure on retail prices for products and services, which could negatively impact profitability.

We also face intense competition from other companies, some of which have longer operating histories and more financial resources and experience than us. We also expect to face additional competition from new entrants. To become and remain competitive, we will require research and development, marketing, sales and support. We may not have sufficient resources to maintain research and development, marketing, sales and support efforts on a competitive basis which could materially and adversely affect our business, financial condition, results of operations or prospects. Increased competition could materially and adversely affect our business, financial condition, results of operations or prospects.

In addition, the pharmaceutical industry may attempt to dominate the marijuana industry through the development and distribution of synthetic products which emulate the effects and treatment of organic marijuana. If they are successful, the widespread popularity of such synthetic products could change the demand, volume and profitability of the marijuana industry. This could adversely affect our ability to secure long-term profitability and success through the sustainable and profitable operation of our business. There may be unknown additional regulatory fees and taxes that may be assessed in the future.

We are exposed to the risk that our employees, independent contractors and consultants may engage in fraudulent or other illegal activity.

We are exposed to the risk that our employees, independent contractors and consultants may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent unauthorized conduct that violates: (i) government regulations; (ii) manufacturing standards; (iii) federal and provincial healthcare fraud and abuse laws and regulations; (iv) laws that require the true, complete and accurate reporting of financial information or data; or (v) contractual arrangements, including confidentiality requirements. It may not always be possible for us to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with applicable laws or regulations or contractual requirements. If any such actions are instituted against us, and it is not successful in defending itself or asserting its rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

Certain remedies may be limited.

Our governing documents may provide that the liability of our Board and its officers is eliminated to the fullest extent permitted under the laws of the Province of British Columbia. Thus, we and our shareholders may be prevented from recovering damages for alleged errors or omissions made by the members of our Board and its officers. Our governing documents may also provide that we will, to the fullest extent permitted by law, indemnify members of our Board and its officers for certain liabilities incurred by them by virtue of their acts on behalf of MedMen.

Future material acquisitions or dispositions or strategic transactions.

Material acquisitions, dispositions and other strategic transactions involve a number of risks, including: (i) potential disruption of our ongoing business, (ii) distraction of management, (iii) we may become more financially leveraged, (iv) the anticipated benefits and cost savings of those transactions may not be realized fully or at all or may take longer to realize than expected, (v) increasing the scope and complexity the our operations, and (vi) loss or reduction of control over certain of our assets. Additionally, we may issue additional equity interests in connection with such transactions, which would dilute a shareholder’s holdings in the Company.

Risks associated with pending transactions.

Our pending transactions, such as the investment agreement regarding MedMen NY, are subject to certain conditions, many of which are outside of our control and there can be no assurance that they will be completed, on a timely basis or at all. As a consequence, there is a risk that one or more of the proposed transactions will not close in a timely fashion or at all. If one or more of the proposed transactions is not completed for any reason, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed such transactions, we will be subject to a number of risks, including, without limitation, (i) we may experience negative reactions from the financial markets, including negative impacts on our stock price, (ii) in the case of a proposed acquisition, we may need to find an alternative use for any capital earmarked for such proposed acquisitions, (iii) in the case of a proposed disposition, we will not receive the anticipated proceeds of such disposition and accordingly may not be able to execute on other business opportunities for which such proceeds have been earmarked, and (iv) matters relating to proposed transactions will require substantial commitments of time and resources by our management which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to the Company.

Risks associated with failure to manage growth effectively.

Our growth has placed and may continue to place significant demands on management and their operational and financial infrastructures. As our operations grow in size, scope and complexity and as new opportunities are identified and pursued, we may need to increase in scale our infrastructure (financial, management, informational, personnel and otherwise). In addition, we will need to effectively execute on business opportunities and continue to build on and deploy its corporate development and marketing assets as well as access sufficient new capital, as may be required. Our ability to successfully execute our growth strategy may redirect our limited resources and require expansion of its infrastructure. This will require the commitment of financial, operational and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase.

There can be no assurance that we will be able to respond adequately or quickly enough to the changing demands that its proposed growth plans will impose on management, team members and existing infrastructure, and changes to our operating structure may result in increased costs or inefficiencies that cannot be anticipated. Changes as we grow may have a negative impact on our operations, and cost increases resulting from the inability to effectively manage its growth could adversely impact its profitability. In addition, continued growth could also strain the ability to maintain reliable service levels for its clients, develop and approve its operational, financial and management controls, enhance its reporting systems and procedures and recruit, train and retain highly-skilled personnel. Failure to effectively manage growth could result in difficulty or delays in servicing clients, declines in quality or client satisfaction, increases in costs, difficulties in introducing new products or applications or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY AND INFORMATION TECHNOLOGY

We may have limited intellectual property protection.

We possess certain proprietary intellectual property, including but not limited to brands, trademarks, trade names, patents and proprietary processes. We rely on this intellectual property, know-how and other proprietary information, and require employees, consultants and suppliers to sign confidentiality agreements. However, these confidentiality agreements may be breached, and we may not have adequate remedies for such breaches. Third parties may independently develop substantially equivalent proprietary information without infringing upon any proprietary technology. Third parties may otherwise gain access to our proprietary information and adopt it in a competitive manner. Any loss of intellectual property protection may have a material adverse effect on our business, results of operations or prospects.

As long as cannabis remains illegal under U.S. federal law as a Schedule I controlled substance pursuant to the CSA, the benefit of certain federal laws and protections which may be available to most businesses, such as federal trademark and patent protection regarding the intellectual property of a business, may not be available to MedMen. As a result, our intellectual property may never be adequately or sufficiently protected against the use or misappropriation by third parties. In addition, since the regulatory framework of the cannabis industry is in a constant state of flux, we cannot provide assurance that we will ever obtain any protection of our intellectual property, whether on a federal, provincial, state or local level. While many states do offer the ability to protect trademarks independent of the federal government, patent protection is wholly unavailable on a state level, and state-registered trademarks provide a lower degree of protection than would federally-registered marks.

Any failure of our information systems or the effect of any cyber-attacks may adversely impact our reputation and results of operations.

Our operations depend, in part, on how well we and our suppliers protect networks, equipment, information technology (“IT”) systems and software against damage from a number of threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism and theft. Our operations also depend on the timely maintenance, upgrade and replacement of networks, equipment, IT systems and software, as well as pre-emptive expenses to mitigate the risks of failures. Any of these and other events could result in information system failures, delays and/or increase in capital expenses. The failure of information systems or a component of information systems could, depending on the nature of any such failure, adversely impact our reputation and results of operations.

We have not experienced any material losses to date relating to cyber-attacks or other information security breaches, but there can be no assurance that we will not incur such losses in the future. Our risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of controls, processes and practices designed to protect systems, computers, software, data and networks from attack, damage or unauthorized access is a priority. As cyber threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance protective measures or to investigate and remediate any security vulnerabilities.

In addition, we collect and store personal information about our customers and are responsible for protecting that information from privacy breaches. A privacy breach may occur through procedural or process failure, information technology malfunction, or deliberate unauthorized intrusions. Theft of data for competitive purposes, particularly customer lists and preferences, is an ongoing risk whether perpetrated via employee collusion or negligence or through deliberate cyber-attack. Any such theft or privacy breach would have a material adverse effect on our business, financial condition, results of operations and prospects.

ADDITIONAL RISKS RELATED TO LEGAL AND REGULATORY MATTERS

We have been and may in the future be subject to investigations, civil claims, lawsuits and other proceedings.

We may be subject to investigations (regulatory or otherwise), civil claims, lawsuits and other proceedings in the ordinary course of its business, across the various aspects of our business, including securities, employment, regulatory, intellectual property, commercial, real estate and other matters. The results of any legal proceedings to the which we are or may become subject cannot be predicted with certainty due to the uncertainty inherent in regulatory actions and litigation, the difficulty of predicting decisions of regulators, judges and juries and the possibility that decisions may be reversed on appeal. Defense and settlement costs of legal disputes can be substantial, even with claims that have no merit. There can be no assurance that any pending or future litigation, regulatory, agency or civil proceedings, investigations and audits will not result in substantial costs or a diversion of management’s attention and resources.

The cannabis industry is a new industry, and we are a fast growing and relatively new enterprise. It is therefore more difficult to predict the types of claims, proceedings and allegations and the quantum of costs related to such claims and proceedings and the direct and indirect effects of such allegations that we may face or experience. Management is committed to conducting business in an ethical and responsible manner, which we believe will reduce the risk of legal disputes and allegations. However, if we are subject to legal disputes or negative allegations, there can be no assurances that these matters will not have a material adverse effect on our business, financial condition, capital, results of operations, cash flows or prospects. Should any litigation, proceeding or audit in which we become involved be determined against us, such a decision could adversely affect our business, financial condition, capital, results of operations, cash flows or prospects and the market price for the Subordinate Voting Shares and other listed securities of the Company. Any such litigation, proceeding or audit may also create a negative perception of our brand.

United States Tax Classification of the Company.

The Company, which is and will continue to be a Canadian corporation as of the date of this prospectus, would be classified as a non-United States corporation under general rules of United States federal income taxation. Section 7874 of the Code, however, contains rules that can cause a non-United States corporation to be treated as a United States corporation for United States federal income tax purposes.

We intend to be treated as a United States corporation for United States federal income tax purposes under section 7874 of the Code and expect to be subject to United States federal income tax on our worldwide income. However, for Canadian tax purposes, we will be treated as a Canadian corporation (as defined in the Tax Act) for Canadian income tax purposes regardless of any application of section 7874 of the Code. As a result, we can be subject to taxation both in Canada and the United States which could have a material adverse effect on our financial condition and results of operations.

RISKS ASSOCIATED WITH THE SECURITIES OF THE COMPANY

Heightened scrutiny by securities regulatory authorities in the United States and Canada may impact investors’ ability to transact in the Company’s securities.

The Company’s operations in the United States cannabis market may become the subject of heightened scrutiny by regulators, stock exchanges, clearing agencies and other authorities in Canada. It has been reported by certain publications in Canada that the Canadian Depository for Securities Limited is considering a policy shift that would see its subsidiary, CDS Clearing and Depository Services Inc. (“CDS”), refuse to settle trades for cannabis issuers that have investments in the United States. CDS is Canada’s central securities depository, clearing and settlement hub settling trades in the Canadian equity, fixed income and money markets. CDS or its parent company has not issued any public statement with regard to these reports. On February 8, 2018, following discussions with the Canadian Securities Administrators and recognized Canadian securities exchanges, CDS signed the CDS Memorandum of Understanding (“MOU”) with The Aequitas NEO Exchange Inc., the CSE, the Toronto Stock Exchange, and the TSX Venture Exchange. The MOU outlines the parties’ understanding of Canada’s regulatory framework applicable to the rules and procedures and regulatory oversight of the exchanges and CDS as it relates to issuers with cannabis-related activities in the United States. The MOU confirms, with respect to the clearing of listed securities, that CDS relies on the exchanges to review the conduct of listed issuers. As a result, there currently is no CDS ban on the clearing of securities of issuers with cannabis -related activities in the United States. However, if CDS were to proceed in the manner suggested by these publications, and apply such a ban on the clearing of securities of the Company, it would have a material adverse effect on the ability of the Company’s shareholders to effect trades of shares through the facilities of a stock exchange in Canada, as a result of which such shares could become highly illiquid.

The Depositary Trust Company (“DTC”) is the primary depository for securities in the United States. Several major U.S. securities clearing companies that provide clearance, custody and settlement services in the United States terminated providing clearance services to issuers in the cannabis industry, including those that operate entirely outside the United States, in response to the Sessions Memo. As a result of these decisions, U.S. securityholders may experience difficulties depositing securities of cannabis companies in the DTC system or reselling their securities in open market transactions, including transactions facilitated through the CSE. Many larger U.S. broker-dealers own U.S. securities companies that self-clear transactions. However, some U.S. brokerages have adopted policies precluding their clients from trading securities of cannabis issuers.

Potential voting control and representation on the Company’s Board of Directors by significant shareholders may limit your ability to influence the outcome of director elections and other matters requiring shareholder approval.

On August 17, 2021, in connection with the Company’s Fourth Amended and Restated Securities Purchase Agreement (the “Fourth Restatement”), Superhero Acquisition, L.P. (“Superhero LP”), acquired from certain funds associated with Gotham Green Partners, LLC (“GGP”) an aggregate principal amount of approximately $165.8 million of the convertible notes and 135,266,664 warrants issued under the Convertible Facility. The general partner of Superhero LP is Superhero Acquisition Corp (“Superhero GP”). Tilray, Inc., a public company with Class 2 common stock listed on the Nasdaq Global Select Market, owns approximately two-thirds of the outstanding equity interests in Superhero GP and MOS Holdings Inc. (“MOS”), which is solely owned by Michael Serruya, holds approximately one-third of the outstanding equity interests in Superhero GP. Accordingly, for purposes of Rule 13d-3 under the Exchange Act of 1934, as amended (the “Exchange Act”), Tilray and MOS may be deemed the beneficial owners with respect to the securities held of record by Superhero LP and have shared voting and investment power with respect to such securities. As a result of the transfer of the notes and warrants from GGP to Superhero LP, Superhero LP, Superhero GP, Tilray and MOS, as of September 15, 2021, each beneficially owns approximately 44.1% of the Company’s Subordinate Voting Shares and GGP beneficially owns for purposes of Rule 13d-3 under the Exchange Act approximately 19.2% of the Subordinated Voting Shares, in each case assuming conversion of their respective notes and warrants. Tilray also owns an 68% interest as a limited partner in Superhero LP and S5 Holdings Inc. (“S5 Holdings”), which is owned by Michael Serruya, has an 8% interest as a limited partner in Superhero LP. Together with additional securities held directly by S5 Holdings, Michael Serruya beneficially owns approximately 44.7% of the Subordinated Voting Shares. For further information about beneficial ownership of the Company’s securities, refer to Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

In connection with Fourth Restatement, the Company also entered into a Board Nomination Rights Agreement with S5 Holdings pursuant to which so long as S5 Holdings’ diluted ownership percentage of MedMen (including the proportionate equity ownership of securities held by Superhero LP) is at least 9%, S5 Holdings will be entitled to designate one individual to be nominated to serve as a director of the Company. S5 Holdings has initially designated Michael Serruya. The Company also entered into a Board Nomination Rights Agreement with GGP pursuant to which so long as GGP and certain associated investors’ diluted ownership percentage of MedMen is at least 9%, GGP will be entitled to designate one individual to be nominated to serve as a director of the Company. GGP has not yet designated a director. The Company also granted Tilray the right to appoint two non-voting observers to the Company’s board of directors.

This concentration of control, to the extent outstanding notes and warrants are converted and exercised, may adversely affect the trading price for the Subordinate Voting Shares because investors often perceive disadvantages in owning stock in companies with potential controlling stockholders. Also, some or all of our significant stockholders, if they were to convert their notes and exercise their warrants and act together, would be able to control our management and affairs and matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. In addition, the interests of these shareholders may not align with our interests as a company or the interests of our other shareholders. Accordingly, if these shareholders were to convert their notes and exercise the warrants, and subject to approval by the Board and requirements, if any, to obtain approval of a majority of the minority shareholders, they could cause us to enter into transactions or agreements of which our shareholders would not approve or make decisions with which our shareholders would disagree. This concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other shareholders and may prevent our shareholders from realizing a premium over the current market price for their shares. Furthermore, our significant shareholders may also have interests that differ from yours and may vote their Subordinate Voting Shares in a way with which you disagree and which may be adverse to your interests.

Our capital structure may cause unpredictability.

Given the other unique features of our capital structure, including the existence of a significant amount of redeemable equity securities that have been issued by, and are issuable pursuant to the exercise, conversion or exchange of the applicable convertible securities of, certain subsidiaries of MedMen, such subsidiaries being MedMen Corp. and the LLC, which equity securities are redeemable from time to time for Subordinate Voting Shares or cash, in accordance with their terms, we are not able to predict whether this structure and control will result in a lower trading price for or greater fluctuations in the trading price of the Subordinate Voting Shares or will result in adverse publicity to MedMen or other adverse consequences.

Future sales of Subordinate Voting Shares in the public market, or the perception that such sales may occur, could adversely affect the prevailing market price of the Subordinate Voting Shares.

We may issue additional securities in the future, which may dilute our shareholder’s holdings in MedMen. Our articles permit the issuance of an unlimited number of Subordinate Voting Shares, and our shareholders will have no pre-emptive rights in connection with such further issuance. The MedMen Board has discretion to determine the price and the terms of further issuances. Moreover, additional Subordinate Voting Shares will be issued by MedMen on the exercise, conversion or redemption of certain outstanding securities of MedMen, MedMen Corp. and the LLC in accordance with their terms. While we currently do not have any pending acquisitions, we may also issue Subordinate Voting Shares to finance future acquisitions. We cannot predict the size of future issuances of Subordinate Voting Shares or the effect that future issuances and sales of Subordinate Voting Shares will have on the market price of the Subordinate Voting Shares. Issuances of a substantial number of additional Subordinate Voting Shares, or the perception that such issuances could occur, may adversely affect prevailing market prices for the Subordinate Voting Shares. With any additional issuance of Subordinate Voting Shares, investors will suffer dilution to their voting power and we may experience dilution in our revenue per share.

Additionally, the subsidiaries of MedMen, such as MedMen Corp. and the LLC, may issue additional securities that may be redeemed into Subordinate Voting Shares of MedMen, including MedMen Corp Redeemable Shares, LLC Redeemable Units and LTIP Units to new or existing shareholders, members or securityholders, including in exchange for services performed or to be performed on behalf of such entities or to finance future acquisitions. Any such issuances could result in substantial dilution to the indirect equity interest of the holders of our Subordinate Voting Shares.

The market price of our Subordinate Voting Shares is volatile and subject to wide fluctuations.

The market price of the Subordinate Voting Shares has been or may be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond our control. This volatility may affect the ability of holders of Subordinate Voting Shares or such other securities to sell their securities at an advantageous price. Market price fluctuations in the Subordinate Voting Shares or such other securities may be due to our operating results failing to meet expectations of securities analysts or investors in any period, downward revision in securities analysts’ estimates, adverse changes in general market conditions or competitive, regulatory or economic trends, adverse changes in the economic performance or market valuations of companies in the industry in which we operate, acquisitions, dispositions, strategic partnerships, joint ventures, capital commitments or other material public announcements by us or our competitors or government and regulatory authorities, operating and share price performance of the companies that investors deem comparable to us, addition or departure of our executive officers, directors and other key personnel, along with a variety of additional factors. These broad market fluctuations may adversely affect the market price of the Subordinate Voting Shares or such other securities.

Financial markets have at times historically experienced significant price and volume fluctuations that have particularly affected the market prices of equity and convertible securities of companies and that have often been unrelated to the operating performance, underlying asset values or prospects of such companies. Accordingly, the market price of the Subordinate Voting Shares and other listed securities of MedMen from time to time may decline even if our operating results, underlying asset values or prospects have not changed. Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. There can be no assurance that continuing fluctuations in price and volume will not occur. If such increased levels of volatility and market turmoil continue or arise, our operations may be adversely impacted and the trading price of the Subordinate Voting Shares and such other securities may be materially adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following is a list of the Company’s principal physical properties, all of which are leased, as of June 26, 2021:

Corporate Properties

•	10115 Jefferson Blvd, Culver City, California

Retail Stores

Arizona

● Scottsdale

California

● Emeryville

● Long Beach

● Los Angeles – Beverly Hills

● Los Angeles – LAX Airport

● Los Angeles – DTLA

● Pasadena(1)

● San Diego – Kearny Mesa

● San Diego – Sorrento Valley

● San Francisco (two locations) (1)

● San Jose

● Santa Ana

● Venice – Abbot Kinney

● Venice – Lincoln Blvd.

● West Hollywood

Illinois

● Morton Grove(1)

● Oak Park

Nevada

● Las Vegas - Downtown

● Las Vegas – Paradise

● Las Vegas -Spring Valley

Florida

● Fort Lauderdale

● Jacksonville (3 locations) (1)

● Key West(1)

● Miami South Beach (Collins Ave)

● Miami South Beach (Alton Rd) (1)

● Orlando (University Blvd.)

● Orlando (International Dr.) (1)

● Pensacola

● Saint Petersburg

● Sarasota(1)

● Tallahassee(1)

● Tampa(1)

● Deerfield Beach(1)

● West Palm Beach

New York(2)

● Buffalo

● Long Island

● New York City, Manhattan

● Syracuse

Massachusetts

● Boston/Fenway(1)

● Newton(1)

See Item 1. “Business –U.S. Regulatory Environment – State and Local License – California.”

(1)	Pending opening.
(2)	In February 2021, the Company entered into an investment agreement with Ascend Wellness Holdings whereby, subject to regulatory approval, MedMen will no longer hold a controlling interest in its New York operations. Currently, MedMen operates the four New York medical dispensaries.

Cultivation Facilities

●	Desert Hot Springs, California

●	Sparks, Nevada

●	Utica, New York

●	Mesa, Arizona

●	Eustis, Florida

The Company also has a distribution facility located in Los Angeles, California.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of June 26, 2021, other than those described below, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. As of June 26, 2021, there are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party to the Company or has a material interest adverse to the Company’s interest.

On July 20, 2018, a legal claim was filed in Ontario Superior Court of Justice (Toronto), Canada, by Corriente Master Fund II, LP against the Company relating to a financial transaction and seeking damages of approximately $2.2 million. The action was commenced by an investor and alleges various statutory and common law claims relating to alleged misrepresentations in respect of a financing completed by the Company in May 2018 concurrently with going public. On May 17, 2021, the Company and Corriente entered into a settlement whereby in exchange for a full release, the Company agreed to pay C$575,000 and the Company issued to Corriente 746,269 Subordinate Voting Shares and agree to register the shares for resale.

On January 29, 2019, the Company’s former Chief Financial Officer filed a complaint against MM Enterprises USA in the Superior Court of California, County of Los Angeles, seeking damages for claims relating to his employment. including but not limited to contractual, compensatory, and punitive damages, interest, costs and fees, and any further relief the court deems proper. The Company is currently defending against this lawsuit, which alleges wrongful termination, breach of contract, and breach of implied covenant of good faith and fair dealing. The former CFO’s employment agreement provided for the payment of severance in the event of termination without cause. The Company disputes the claims set forth in this lawsuit and believes that the outcome is neither probable nor estimable. As of June 26, 2021, $584,000 has been accrued in the financial statements.

The Company is a party to three lawsuits related to previous acquisitions that closed in December 2018 and February 2019. Whitestar Solutions, LLC and Adakai Holdings, LLC filed a complaint on March 11, 2020 and Unisys Technical Solutions, LLC, Michael Colburn and Daryll DeSantis filed a complaint on May 26, 2020, each in Superior Court of the State of Arizona, Maricopa County, and Ryan Rayburn and South Cord Management LLC filed a complaint on April 21, 2020 in Superior Court for the State of California, County of Los Angeles. The lawsuits involve a dispute regarding a purchase agreement for the sale of the membership interests in Kannaboost Management LLC and CSI solutions on February 8, 2019. The lawsuits allege fraudulent inducement and breach of contract, breach of contract, breach of implied covenant of good faith and fair dealing, common law fraud and securities fraud. The plaintiffs seek damages including, rescission, declaratory judgment, specific performance, monetary damages to be proven at trial and costs and reasonable attorneys’ fees. The Company believes the likelihood of a loss contingency is neither probable nor remote and the amount cannot be estimated reliably. As such, no amount has been accrued in the financial statements.

In connection with a pending litigation matter that was filed by Unisys Technical Solutions, LLC, Michael Colburn and Daryll DeSantis on May 26, 2020, in December 2020, the Company filed motions with the court regarding the Level Up auction sales for $25,150,000 demanding that the net proceeds from the auction sale be paid to the Company. The plaintiffs allege that they are not obligated to remit the net proceeds from the auction sale to the Company. On February 23, 2021 and March 11, 2021, the court ruled and issued a judgment that the plaintiffs return extra proceeds from the auction sale in the amount of approximately $10.4 million, plus interest, to the Company. The plaintiffs appealed the court ruling and, on May 24, 2021, the Arizona Court of Appeals determined that the Superior Court improvidently determined the partial judgment to be final and dismissed the appeal based on lack of jurisdiction because it was premature. The Court of Appeals did not rule on the substance of the plaintiffs’ appeal. The other claims and counterclaims continue to remain outstanding.

In September 2020 and May 2020, legal disputes were filed against the Company related to the separation of and compensation due to former officers, as applicable, in which the severance issued and amounts allegedly owed are currently being disputed. The Company believes the likelihood of loss is remote. As a result, no amount has been set up for potential damages in these financial statements.

In November 2020, entities affiliated with former officers of the Company initiated arbitration against a subsidiary of the Company in Los Angeles, California asserting breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, and unjust enrichment claims related to the management agreements for stores on Abbot Kinney Boulevard and Sepulveda Boulevard. The claimants are generally seeking damages and compensatory damages according to proof, including lost earnings and other benefits, past and future, interest on lost earnings and benefits, reasonable attorney’s fees, and such other and further relief as the court deems proper The Company asserted counter-claims, including for breach of the same management agreements. While it is too early to predict the outcome of the case or whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

On December 10, 2020, a lawsuit was filed against the Company in the Superior Court of California for Los Angeles by Matthew Abrams, Jeremy Abrams, Judith Abrams, Scott Angone and Mark Malan, former owners of MattnJeremy, Inc., d/b/a One Love Beach Club (“One Love”), alleging that the Company owes the plaintiffs additional cash and shares as a true-up payment in connection with the acquisition by the Company of OneLove in September 2019. In the complaint, the plaintiffs allege breach of contract, breach of implied covenant of good faith and fair delaying, fraud and unjust enrichment, among other causes of actions. The plaintiffs are seeking the issuance of 51,716,141 shares, damages resulting from the failure to issue shares, compensatory and punitive damages, costs and attorneys’ fees and other relief granted by the court. While it is too early to predict the outcome of the case or whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

On January 7, 2021, JTM Construction Group, Inc. filed a cross-complaint against MM Enterprises USA, LLC, a subsidiary of the Company, in the Los Angeles Superior Court alleging breach of contract, quantum merit and implied indemnity. The Company is actively defending the legal matter which the claimant is seeking damages of approximately $11.1 million plus interest, attorneys’ fees and costs and other relief awards by the court. While it is too early to predict the outcome of the case or whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Subordinate Voting Shares of the Company are traded on the CSE under the symbol “MMEN.” The Subordinate Voting Shares are also quoted on the OTCQX under the symbol “MMNFF”; over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of June 26, 2021, there were approximately 200 holders of record of our Subordinate Voting Shares.

Issuer’s Purchases of Equity Securities

During the fiscal quarter ended June 26, 2021, the Company issued the securities listed below:

●	On May 3, 2021, the Company issued an aggregate of 110,294 Subordinate Voting Shares to two directors as compensation for service on the board of directors and its committees.

●	On May 26, 2021, the Company issued 746,269 Subordinate Voting Shares pursuant to a settlement agreement dated May 17, 2021 with Corriente Master Fund II, LP.

●	On June 7, 2021, the Company issued 2,214,865 Subordinate Voting Shares with a value of $639,848 in connection with a vendor settlement.

Such securities were issued and sold in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. Each of the investors has represented to the Company, among other things, that it is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act). The offer and sale of such securities and the Shares issuable upon exercise thereof, as applicable, if any, have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Securities Authorized for Issuance Under Equity Compensation Plans.

The Company has a stock and equity incentive plan (the “Incentive Plan”) under which the Company may issue various types of equity instruments to any employee, officer, consultant, advisor or director. The types of equity instruments issuable under the Incentive Plan encompass, among other things, stock options, stock grants, restricted stock grants, LTIP units and warrants (together, “Awards”). To the extent that the Company has not appointed a Compensation Committee, all rights and obligations under the Incentive Plan shall be those of the full Board of Directors. The maximum number of Awards that may be issued under the Incentive Plan shall be determined by the Compensation Committee or the Board in the absence of a Compensation Committee. Any shares subject to an Award under the Incentive Plan that are forfeited, cancelled, expire unexercised, are settled in cash, or are used or withheld to satisfy tax withholding obligations, shall again be available for Awards under the Incentive Plan. Vesting of Awards will be determined by the Compensation Committee or the Board in absence of one. The exercise price for Awards (if applicable) will generally not be less than the fair market value of the Award at the time of grant and will generally expire after 10 years.

The following table sets forth securities authorized for issuance under the Stock and Incentive Plan as of fiscal 2021 year-end.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	36,097,898	$0.6970	(1)	239,890,613	(2)
Equity compensation plans not approved by security holders	--	--		--
Total	36,097,898	$0.6970		239,890,613	(2)

(1)	Reflects C$0.8569 and based on the CAD/USD exchange rate of $1.2294 on June 25, 2021 as reported by the Bank of Canada.
(2)	The aggregate number of Subordinate Voting Shares that may be issued under all Awards under the Incentive Plan shall be the number of Subordinate Voting Shares as determined by the Board from time to time. On April 1, 2021, the Company amended the Plan to set the amount reserved for future issuance under the Incentive Plan to 200,000,000 Subordinate Voting Shares plus all shares underlying outstanding awards as of the effective date of the approval by the Board.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and the accompanying notes presented in Item 15 of this Form 10-K. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below for many reasons, including the risks described in “Disclosure Regarding Forward-Looking Statements,” Item 1A—“Risk Factors” and elsewhere in this Form 10-K.

We are a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act. Accordingly, we have omitted certain information called for by this Item 7 as permitted by applicable scaled disclosure rules.

Basis of Presentation

All references to “$” and “dollars” refer to U.S. dollars. References to C$ refer to Canadian dollars. Certain totals, subtotals and percentages throughout this MD&A may not reconcile due to rounding.

Fiscal Period

The Company’s fiscal year is a 52/53-week year ending on the last Saturday in June. In a 52-week fiscal year, each of the Company’s quarterly periods will comprise 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. The Company’s first 53-week fiscal year will occur in fiscal year 2024. The Company’s fiscal years ended June 26, 2021 and June 27, 2020 included 52 weeks.

The following table sets forth the Company’s selected consolidated financial data for the periods, and as of the dates, indicated. The Consolidated Statements of Operations data for the fiscal years ended June 26, 2021 and June 27, 2020 have been derived from the audited Consolidated Financial Statements of the Company and its subsidiaries, which are included in Item 15 of this Annual Report on Form 10-K (“Form 10-K”).

The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and the Consolidated Financial Statements and the accompanying notes presented in Item 15 of this Form 10-K. The Company’s Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and on a going concern basis that contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business.

	Three Months Ended		Year Ended
	June 26,	June 27,	June 26,	June 27,
($ in Millions)	2021	2020	2021	2020

Revenue	$42.0	$27.3	$145.1	$155.3
Gross Profit	$19.7	$11.0	$67.3	$55.4
Loss from Operations	$(21.7)	$(265.6)	$(67.6)	$(432.3)
Total Other Expense	$20.0	$13.8	$76.0	$65.2
Net Loss from Continuing Operations	$(41.4)	$(296.8)	$(145.4)	$(456.6)
Net Loss from Discontinued Operations	$(4.8)	$(21.0)	$(12.2)	$(69.9)
Net Loss	$(46.2)	$(317.8)	$(157.6)	$(526.5)
Net Loss Attributable to Non-Controlling Interest	$(7.3)	$(161.0)	$(33.5)	$(279.3)
Net Loss Attributable to Shareholders of MedMen Enterprises Inc.	$(38.9)	$(156.8)	$(124.1)	$(247.2)

Adjusted Net Loss from Continuing Operations (Non-GAAP)	$(37.4)	$(118.9)	$(139.2)	$(199.5)
EBITDA from Continuing Operations (Non-GAAP)	$(13.1)	$(249.3)	$(49.1)	$(418.7)
Adjusted EBITDA from Continuing Operations (Non-GAAP)	$(9.7)	$(22.7)	$(46.0)	$(112.7)

Fiscal Year 2021 Highlights

Continued Strategic Partnership with Gotham Green Partners

On April 23, 2019, the Company secured a senior secured convertible credit facility (the “Convertible Facility”) to provide up to $250,000,000 in gross proceeds, arranged by Gotham Green Partners (“GGP”). The Convertible Facility has been accessed to date through issuances to the lenders of convertible senior secured notes (“GGP Notes”) co-issued by the Company and MM Can USA, Inc. (“MM CAN” or “MedMen Corp.”). Refer to “Note 19 – Senior Secured Convertible Credit Facility” of the consolidated financial statements in Item 15 for further information. As of June 26, 2021, the Company has drawn down on a total of $165,000,000 on the Convertible Facility, of which approximately $15,000,000 was during the current fiscal year. The principal amount of the Convertible Facility has been and is anticipated to be used for ongoing operations, capital expenditures and other corporate purposes.

On July 2, 2020, the Company amended and restated the securities purchase agreement under the Convertible Facility (“Fourth Amendment”) wherein the minimum liquidity covenant was waived until September 30, 2020 and resetting at $5,000,000 thereafter with incremental increases on March 31, 2021 and December 31, 2021. The Fourth Amendment also released certain assets from its collateral to allow greater flexibility to generate proceeds through the sale of non-core assets. The payment-in-kind feature was extended whereby 100% of the cash interest due prior to June 2021 will be paid-in-kind and 50% of the cash interest due thereafter will be paid-in-kind. The amendment allowed for immediate prepayment with a 5% penalty until the second anniversary of the Fourth Amendment and a 3% penalty thereafter. In addition, the Fourth Amendment provided the holders of the GGP Notes down-round protection. Refer to “Note 19 – Senior Secured Convertible Credit Facility” of the consolidated financial statements in Item 15 for further information. As consideration for the Fourth Amendment, the conversion price for 52% of Tranches 1 through 3 and certain amendment fee notes were amended to $0.34 per share, and an amendment fee of $2,000,000 was paid through the issuance of additional notes at a conversion price of $0.28 per share.

On September 14, 2020, the Company had drawn down $5,000,000 through Tranche IA-2 of the Convertible Facility. In connection with the funding of Tranche IA-2, the Company issued 25,000,000 warrants to the lenders at an exercise price of $0.20 per share. In addition, 1,080,255 existing warrants were cancelled and replaced with 16,875,001 warrants with an exercise price of $0.20 per share. Pursuant to the terms of the Convertible Facility, the conversion price for 5.0% of the existing GGP Notes outstanding prior to Tranche 4 and the Incremental Advance, which was 5.0% of $170,729,923, was amended to $0.20 per share. In connection with the incremental advance, the Company issued convertible notes as consideration for a $468,564 fee with a conversion price of $0.20 per share.

On September 16, 2020 and September 28, 2020, the down round feature on the convertible notes and warrants issued in connection with Tranche 4, Incremental Advances and certain amendment fees was triggered wherein the exercise price was adjusted to $0.17 and $0.15 per share, respectively. The value of the effect of the down round feature on convertible notes and warrants was determined to be $32,744,770 and $6,723,954, respectively, during the fiscal year ended June 26, 2021.

On November 1, 2020, the Company repaid $8,000,000 of borrowings under the Convertible Facility.

On January 11, 2021, the Company amended and restated the Convertible Facility (the “Fifth Amendment”) pursuant to which the Company received an additional advance of $10,000,000 evidenced by the issuance of senior secured convertible notes (the “Notes”) with a conversion price of $0.16 per Class B Subordinate Voting Share (a “Share”). In connection with the Fifth Restatement, the Company paid a fee to the lenders of $937,127 evidenced by the issuance of senior secured convertible notes with a conversion price of $0.16 per Share (the “Restatement Fee Notes”). The Company also issued to the lenders 62,174,567 share purchase warrants exercisable for five years at a purchase price of $0.16 per Share (the “Warrants”). The Notes, Restatement Fee Notes and Warrants include down round adjustment provisions, with certain exceptions, if the Company issues securities at a lower price.

Pursuant to the terms of the Convertible Facility, of the $168,100,000 senior secured convertible notes outstanding prior to Tranche 4 and the Incremental Advances thereunder (including paid-in-kind interest accrued on such notes), the conversion price of $47,100,000 of the notes was changed to $0.17 per Share, of which $16,800,000 of the notes will continue to be subject to down round adjustment provisions. In addition, the Company cancelled an aggregate of 2,160,507 warrants that were issued with such notes and, in exchange, issued 41,967,832 warrants with an exercise price of $0.16 per Subordinate Voting Share.

The Convertible Facility was also amended to, among other things, modify the minimum liquidity covenant, which extends the period during which it is waived from December 31, 2020 to June 30, 2021, reset the minimum liquidity threshold to $7,500,000 effective on July 1, 2021 through December 31, 2021, and $15,000,000 thereafter, and waiver of the minimum liquidity covenant if the Company is current on cash interest. Furthermore, covenants with regards to non-operating leases, capital expenditures and corporate SG&A will now be tied to a board of directors approved budget.

On April 21, 2021, the Company cancelled existing warrants totaling 97,785,140 warrants issued to GGP following two consecutive quarters of positive retail cash flow for the periods ended September 26, 2020 and December 26, 2020 pursuant to the Fifth Amendment. The following warrants were immediately and automatically cancelled in the amounts of 32,451,923, 6,490,385, 16,875,000 and 41,967,832 which were exercisable at $0.26, $0.26, $0.20 and $0.16, respectively.

On May 11, 2021, the Company entered into an agreement letter (the “Letter”) with GGP in which the Company received reprieve from certain potential non-compliance with certain covenants under the Fifth Amendment dated January 11, 2021, such as potential non-compliance with certain reporting and notice requirements, pay certain liabilities when due, deliver control agreements for certain bank accounts, obtain consent from the lenders prior to hire certain executives, obtain consent from the lenders for certain matters and related items. No amounts were paid by the Company for the Letter.

Secured Term Loan Amendments

In October 2018, MedMen Corp. completed a $77,675,000 senior secured term loan (the “2018 Term Loan”) with funds managed by Hankey Capital, LLC and with an affiliate of Stable Road Capital. On January 13, 2020, the 2018 Term Loan was amended wherein the maturity date was extended to January 31, 2022 and the interest rate was increased to a fixed rate of 15.5% per annum, of which 12.0% will be payable monthly in cash based on the outstanding principal and 3.5% will accrue monthly to the principal amount of the debt as a payment-in-kind. Certain ownership interests of the Company’s subsidiaries have been pledged as security for the obligations under the 2018 Term Loan. Additionally, the Company guaranteed the obligations of MedMen Corp. under the 2018 Term Loan. Refer to “Note 18 – Notes Payable” of the consolidated financial statements in Item 15 for further information.

On July 2, 2020, the Company further amended the 2018 Term Loan wherein the interest rate of 15.5% per annum will accrue monthly to the principal amount of the debt as a payment-in-kind effective March 1, 2020 through July 2, 2021 and thereafter until maturity on January 31, 2022, 7.75% interest per annum will be payable monthly in cash and 7.75% interest per annum will be paid-in-kind. Certain reporting and financial covenants were added and amended, and the minimum liquidity covenant was waived until September 30, 2020. The Company may request an increase to the 2018 Term Loan through December 31, 2020 to be funded through incremental term loans. As consideration for the amendment, the Company cancelled 20,227,863 existing warrants exercisable at $0.60 per share held by the lenders of the 2018 Term Loan, and MM CAN issued 20,227,863 warrants at $0.34 per share that are exercisable until July 2, 2025. The Company also incurred an amendment fee of $834,000 that was added to the outstanding principal balance.

On September 16, 2020, the Company executed an amendment to the 2018 Term Loan in which the funds available under the facility was increased by $12,000,000 available through incremental term loans (the “2020 Term Loan”), of which $5,700,000 was fully committed by the lenders through October 31, 2020. The additional funds accrue interest at 18.0% per annum wherein 12.0% will be paid in cash monthly in arrears and 6.0% per annum accrues monthly as payment-in-kind. As consideration for the amendment, the Company cancelled 20,227,863 existing warrants held by the lenders exercisable at $0.60 per share, and MM CAN issued 20,227,863 warrants exercisable at $0.34 per share until September 16, 2025.

On September 16, 2020, the Company closed on an incremental term loan of $3,000,000 under the 2020 Term Loan. In connection with the incremental term loan, MM CAN issued 30,000,000 warrants with an exercise price of $0.20 per share until December 31, 2025. The newly issued warrants may be exercised at the election of their holders on a cashless basis.

On September 16, 2020 and September 28, 2020, the down round feature on the warrants issued in connection with the incremental term loan of $3,000,000 on September 16, 2020 was triggered wherein the exercise price was adjusted to $0.17 and $0.15 per share, respectively. The value of the effect of the down round feature was determined to be $405,480 during the fiscal year ended June 26, 2021.

On October 30, 2020, the Company closed on an incremental term loan of $7,705,279 under the 2020 Term Loan. In connection with the incremental term loan, MM CAN issued 77,052,790 warrants with an exercise price of $0.20 per share until September 14, 2025. The newly issued warrants may be exercised at the election of their holders on a cashless basis. As of June 26, 2021, the Company has received total gross proceeds of $10,705,279 under the 2020 Term Loan. The principal amount of the 2020 Term Loan has been and is anticipated to be used for ongoing operations, capital expenditures and other corporate purposes.

On May 11, 2021, the Company executed an amendment to the secured term loan in which certain covenants were added and amended. Specifically, the minimum liquidity covenant was amended to which the covenant will not apply if the Company pays and has paid the cash portion of interest accrued under the senior secured term loan facility when such cash interest becomes due and payable. Such covenant will continue to be applied in the event the Company has failed to make payments. The minimum liquidity balance was not amended. In addition, application of payments was added wherein proceeds from the sale of the New York disposal group shall be applied to the amended and restated Facility on July 2, 2020 in the principal amount of $83,123,291. As consideration for the amendment, the Company incurred a modification fee of $1,000,000 which will be due on the earliest of (a) receipt of Level-Up proceeds, (b) the date of the Investment Agreement Ascend Wellness Holdings, LLC, and (c) the earlier of January 31, 2022. Cash fees paid to the Lender in connection with the amendment totaled $225,035.

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

On September 16, 2020, the Company closed on an initial $1,000,000 under the facility with a conversion price of $0.17 per Subordinate Voting Share. In connection with the initial tranche, the Company issued 3,293,413 warrants with an exercise price of $0.21 per share. On September 28, 2020, the Company closed on a second tranche of $1,000,000 under the facility with a conversion price of $0.15 per Subordinate Voting Share. In connection with the second tranche, the Company issued 3,777,475 warrants for an equal number of Shares with an exercise price of $0.17 per share. On November 20, 2020, the Company closed on a third tranche of $1,000,000 under the facility with a conversion price of $0.15 per Subordinate Voting Share. In connection with the third tranche, the Company issued 3,592,425 warrants for an equal number of Shares with an exercise price of $0.17 per share. On December 17, 2020, the Company closed on a fourth tranche of $1,000,000 under the facility with a conversion price of $0.15 per Subordinate Voting Share. In connection with the fourth tranche, the Company issued 3,597,100 warrants for an equal number of Shares with an exercise price of $0.18 per share. On January 29, 2021, the Company closed on a fifth tranche of $1,000,000 under the facility with a conversion price of $0.16 per Subordinate Voting Share. In connection with the fifth tranche, the Company issued 3,355,000 warrants with an exercise price of $0.19 per share. As of June 26, 2021, the Company has received total gross proceeds of $5,000,000 under the Unsecured Convertible Facility.

On June 14, 2021, a portion of the Unsecured Convertible Facility was automatically converted into 16,014,663 Class B Subordinate Voting Shares in the amount of $2,371,782. In addition, 8,807,605 of the outstanding warrants issued in connection with the facility were exercised at varying prices for gross proceeds of $1,622,377.

Private Placements

On February 16, 2021, the Company entered into subscription agreements with institutional investors for the sale of $2,866,000 in units at a purchase price of $0.37 per unit. Each unit consists of one Class B Subordinate Voting Share of the Company and one warrant. Each warrant is exercisable for a period of five years to purchase one share at an exercise price of $0.46 per share, subject to the terms and conditions set forth in the warrant. The proceeds have been and is anticipated to be used for ongoing operations and general corporate purposes.

On March 18, 2021, the Company issued 50,000,000 units to an institutional investor at a purchase price of C$0.40 per unit for an aggregate of C$20,000,000. Each unit consisted of one Class B Subordinate Voting Share and one share purchase warrant. Each warrant permits the holder to purchase one share for a period of three years from the date of issuance at an exercise price of C$0.50 per share, subject to the terms and conditions set forth in the warrant. The proceeds have been and will be used to: (i) support MedMen’s Florida strategic growth plan, and (ii) fund certain costs related to opening locations in Massachusetts, Illinois and California, and (iii) for general corporate purposes.

On May 17, 2021, the Company entered into a non-brokered private placement for the sale of $10,000,000 units at a purchase price of $0.32 per unit. Each unit consists of one Class B Subordinate Voting Share of the Company and one warrant. Each warrant is exercisable for a period of three years to purchase one share at an exercise price of $0.35 per share. The proceeds have been and will be used for capital expenditures for new store openings in the Company’s Fenway location in Boston, Massachusetts and two retail locations in San Francisco, California.

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

Discontinued Operations

On November 15, 2019, the Company announced its plan to sell its operations in the state of Arizona and accordingly, classified all assets and liabilities within the state of Arizona as held for sale and all profits and losses related to its Arizona operations as discontinued operations. On November 5, 2020, the Company sold and transferred 100% of the outstanding membership interests in Kannaboost Technology Inc. and CSI Solutions LLC (collectively referred to as “Level Up”) for a total sales price of $25,150,000, of which the Company has not received any cash proceeds as of June 26, 2021. As of November 2020, Level Up was fully deconsolidated by the Company and all profits and losses related to Level Up are presented as discontinued operations for all periods presented.

During the fiscal fourth quarter of 2021, the Company had a change in plan of sale for the remaining Arizona entities and determined that it will continue to build on its success at its retail location in Scottsdale, Arizona and in its wholesale operations through its cultivation and manufacturing facility in Mesa, Arizona. Accordingly, the Company reclassified the assets and liabilities allocable to the remaining Arizona entities as held and used for all periods presented. As the Company’s operations in the state of Arizona no longer met the criteria for discontinued operations, all profits and losses related to the remaining Arizona entities were reclassified as continuing operations for all periods presented. Refer to “Note 28 – Discontinued Operations” of the consolidated financial statements for the year ended June 26, 2021 and June 27, 2020 included in Item 15 of this Form 10-K for further information.

On February 25, 2021, MedMen NY, Inc. (“MMNY”) and its parent, MM Enterprises USA, LLC (“MM Enterprises USA”), entered into an investment agreement (the “Investment Agreement”) with Ascend Wellness Holdings, LLC (“AWH NY”), and Ascend Wellness Holdings, LLC (“AWH”) whereby, subject to approval from the New York State Department of Health and other applicable regulatory bodies, AWH agreed to purchase shares of common stock of MMNY for an aggregate purchase price of up to $73,000,000 million as follows: (a) $35,000,000 million in cash to be invested in MMNY (as may be adjusted in accordance with the Investment Agreement), (b) AWH NY will issue a senior secured promissory note with a principal amount of $28,000,000 million, guaranteed by AWH, (c) and within five business days after the first sale by MMNY of adult use cannabis products at one or more of its retail store locations, AWH will purchase additional shares of MMNY for $10,000,000 million in cash, which cash investments and note will be used to repay a portion of the Secured Term Loan. As of June 26, 2021, the initial closing of the investment has not occurred and is expected to close within the next twelve months.

As a result, assets and liabilities allocable to the operations within the state of New York were classified as held for sale in the Consolidated Balance Sheets for all periods presented. In addition, revenue and expenses, gains or losses relating to the discontinuation of New York operations were classified as discontinued operations and were eliminated from profit or loss from the Company’s continuing operations for all periods presented. Discontinued operations are presented separately from continuing operations in the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows.

Assets Held for Sale

On July 1, 2020, the Company entered into definite agreements for the sale of a cannabis retail license located in Evanston, Illinois for a total sales price of $20,000,000, of which $18,000,000 was received in cash and $2,000,000 in the form of a secured promissory note payable three months following the Closing Date in exchange for all of the Company’s membership interests in Evanston. As of March 12, 2021 (“Amendment Date”), the secured promissory note was amended to waive any default arising from non-payment of principal and interest prior to the Amendment Date if Purchaser pays principal of $1,000,000 and all accrued interest of 2% per annum through the Amendment Date. Interest will accrue at 9% per annum following the Amendment Date. As of June 26, 2021, the Company received cash payment in accordance with the amended secured promissory note. Transfer of the cannabis license is pending regulatory approval as of the filing of this Form 10-K. On August 10, 2020, the Company transferred governance and control of MME Evanston Retail, LLC through a consulting agreement. All assets and liabilities related to Evanston are excluded from the Company’s Consolidated Balance Sheets as of June 26, 2021 and all profits or losses from the Evanston operations subsequent to August 10, 2020 are excluded from the Consolidated Statements of Operations.

On June 26, 2020, the Company entered into a non-binding term sheet for the retail location located in Seaside, California for an aggregate sales price of $1,500,000 wherein $750,000 is to be paid upon the date of close in addition to $750,000 paid in equal monthly installments over twelve months through a promissory note. The Company transferred all outstanding membership interests in PHSL, LLC (“Seaside”) in October 2020. All assets and liabilities related to Seaside are excluded from the Consolidated Balance Sheets as of June 26, 2021 and all profits or losses from the Seaside location subsequent to October 9, 2020 are excluded from the Consolidated Statements of Operations.

In December 2020, the Company entered into a purchase agreement to sell a non-operational cannabis license in Grover Beach, California for a total consideration of $3,750,000 of which $3,500,000 will be received in cash and $250,000 will be received in equity consideration. All assets and liabilities related to Grover Beach are excluded from the Consolidated Balance Sheets as of June 26, 2021 and all profits or losses from this subsidiary subsequent to March 5, 2021 are excluded from the Consolidated Statements of Operations.

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

On December 18, 2020, the Company announced that Zeeshan Hyder resigned as Chief Financial Officer and Reece Fulgham, managing director at SierraConstellation Partners LLC (“SCP”), was appointed to the role of Chief Financial Officer.

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

COVID-19 Pandemic

In March 2020, the World Health Organization declared COVID-19 a global pandemic. Despite being deemed as an essential retailer in its core markets, the Company has experienced a negative impact on sales in certain markets as a result of shelter-at-home orders, social distancing efforts, restrictions on the maximum allowable number of people within a retail establishment and declining tourism. Although the Company permanently closed one store as a result of COVID-19, certain markets, such as California and Nevada, experienced a greater impact on sales due to reduced store hours and foot traffic in certain locations, as well as limits on the number of customers that may be in a store at any one time. Other markets, such as Illinois, Florida and New York have not been significantly impacted by COVID-19 and in some cases, stores in those markets have generated increased sales. Due to its strong vendor partnerships in each market, the Company has not experienced a significant impact to its supply chain in each market. At this time, it is unclear how long these measures may remain in place, what additional measures may be imposed, or when our operations will be restored to the levels that existed prior to the COVID-19 pandemic.

Factors Affecting Performance

Company management believes that the nascent cannabis industry represents an extraordinary opportunity in which the Company’s performance and success depend on a number of factors:

●	Market Expansion. The Company’s success in achieving a desirable retail footprint is attributable to its market expansion strategy, which was a key driver of revenue growth. The Company exercises discretion in focusing on investing in retail locations that can deliver near term increased earnings to the Company.

●	Retail Growth. MedMen stores are located in premium locations in markets such as California, Nevada, Arizona, Illinois and Florida. As it continues to increase sales, the Company expects to leverage its retail footprint to develop a robust distribution model.

●	Direct-to-Consumer Channel Rollout. MedMen Delivery is available in California. The Company benefited from increased traction with in-store pickup as well as delivery service, curbside pickup and loyalty rewards program.

●	COVID-19. On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. While the ultimate severity of the outbreak and its impact on the economic environment is uncertain, the Company is monitoring this closely. The Company’s business depends on the uninterrupted operation of its stores and facilities. In the event that the Company were to experience widespread transmission of the virus at one or more of the Company’s stores or other facilities, the Company could suffer reputational harm or other potential liability. To date, the Company has generally implemented certain safety measures to ensure the safety of its customers and associates, which may have the effect of discouraging shopping or limiting the occupancy of our stores. These measures, and any additional measures that have been and may continue to be taken in response to the COVID-19 pandemic, have substantially decreased and may continue to decrease, the number of customers that visit our stores which has had, and will likely continue to have a material adverse effect on our business, financial condition and results of operations. The ultimate magnitude of COVID-19, including the extent of its overall impact on our financial and operational results cannot be reasonably estimated at this time; however, the Company has experienced significant declines in sales. The overall impact will depend on the length of time that the pandemic continues, the extent to which it affects our ability to raise capital, and the effect of governmental regulations imposed in response to the pandemic as well as uncertainty regarding all of the foregoing. At this time, it is unclear how long these measures may remain in place, what additional measures maybe imposed, or when our operations will be restored to the levels that existed prior to the COVID-19 pandemic.

Trends

MedMen is subject to various trends that could have a material impact on the Company, its financial performance and condition, and its future outlook. A deviation from expectations for these trends could cause actual results to differ materially from those expressed or implied in forward-looking information included in this MD&A and the Company’s financial statements. These trends include, but are not limited to, the following:

●	Liberalization of Cannabis Laws. The Company is reliant on the existing legal and regulatory administration as to the sale and consumption of cannabis in the states in which the Company operates not being repealed or overturned and on the current approach to enforcement of federal laws by the federal government. The Company is also reliant on the continuation of the trend toward increased liberalization of cannabis laws throughout the United States, including the adoption of medical cannabis regulations in states without cannabis programs and the conversion of medical cannabis laws to recreational cannabis laws in states with medical cannabis programs. Although the Company is focused on California, Nevada, Arizona, Illinois and Florida, this trend provides MedMen with new opportunities to deploy capital and expand geographically. The opportunity for geographic expansion is important because some jurisdictions with existing cannabis programs limit the number of retail locations that can be owned by a single entity.

●	Popular Support for Cannabis Legalization. The Company is reliant on the continuation of the trend toward increased popular support and acceptance of cannabis legalization. This trend could change if there is new research conducted that challenges the health benefits of cannabis or that calls into question its safety or efficacy or significant product recalls or broad-based deleterious health effects. This trend could also be influenced by a shift in the political climate, or by a decision of the United States government to enforce federal laws that make cannabis illegal. Such a change in popular support could undermine the trend toward cannabis legalization and possibly lead states with existing cannabis programs to roll them back, either of which would negatively impact the Company’s growth plans.

●	Balanced Supply and Demand in States. The Company is reliant on the maintenance of a balance between supply and demand in the various states in which it operates cannabis retail stores. Federal law provides that cannabis and cannabis products may not be transported across state lines in the United States. As a result, all cannabis consumed in a state must be grown and produced in that same state. This dynamic could make it more difficult, in the short term, to maintain a balance between supply and demand. If excess cultivation and production capacity is created in any given state and this is not matched by increased demand in that state, then this could exert downward pressure on the retail price for products. A substantial increase in retail licenses offered by state authorities in any given state could result in increased competition and exert downward pressure on the retail pricing. If cultivation and production in a state fails to match demand, there could be insufficient supply of product in a state to meet demand, causing retail revenue in that state to fall or stagnate, including due to retail locations closing while supply is increased.

Components of Results of Operations

Revenue

For the fiscal year ended June 26, 2021, the Company derives the majority of its revenue from direct sales to customers in its retail stores. Approximately 61% of revenue was generated from operations in California, with the remaining 39% from operations in Arizona, Nevada, Illinois and Florida. Revenue through retail stores is recognized upon delivery of the goods to the customer and when collection is reasonably assured, net of an estimated allowance for sales returns.

Cost of Goods Sold and Gross Profit

Gross profit is revenue less cost of goods sold. Cost of goods sold includes the costs directly attributable to product sales and includes amounts paid for finished goods, such as flower, edibles and concentrates, packaging and other supplies, fees for services and processing, and allocated overhead, such as allocations of rent, administrative salaries, utilities and related costs. Cannabis costs are affected by various state regulations that limit the sourcing and procurement of cannabis product, which may create fluctuations in gross profit over comparative periods as the regulatory environment changes. Gross margin measures gross profit as a percentage of revenue.

Expenses

General and administrative expenses represent costs incurred in MedMen’s corporate offices, primarily related to personnel costs, including salaries, incentive compensation, benefits, share-based compensation and professional service costs, including legal and accounting. Sales and marketing expenses consist of selling costs to support customer relationships and to deliver product to retail stores. It also includes an investment in marketing and brand activities and the corporate infrastructure required to support the ongoing business. Depreciation and amortization expenses represent the portion of the Company’s definite-lived property, plant and equipment and intangible assets that is being used up during the reporting period. Changes in fair value of contingent consideration expense represent the realized gain or loss upon the settlement of contingent liabilities related to the Company’s business acquisitions and the unrealized gain or loss on the changes in fair value of such outstanding liabilities upon remeasurement at each reporting period. Impairment expense represents the permanent reduction of an assets carrying value down to fair value and may include inventory, property, plant, and equipment, intangible assets, goodwill and other assets. Other operating income and expenses consist of the gain or loss on disposal of assets from assets held for sale and discontinued operations, restructuring fees or reorganization expenses, gain or loss on settlement of accounts payable, and gain on lease terminations.

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

Year Ended June 26, 2021 Compared to Year Ended June 27, 2020

	Year Ended
	June 26,	June 27,
($ in Millions)	2021	2020	$ Change	% Change

Revenue	$145.1	$155.3	$(10.2)	(7)%
Cost of Goods Sold	77.8	99.9	(22.1)	(22)%

Gross Profit	67.3	55.4	11.9	21%

Expenses:
General and Administrative	124.6	192.7	(68.1)	(35)%
Sales and Marketing	1.1	10.7	(9.6)	(90)%
Depreciation and Amortization	31.1	37.7	(6.6)	(18)%
Realized and Unrealized Changes in Fair Value of Contingent Consideration	0.4	9.0	(8.6)	(96)%
Impairment Expense	2.4	246.7	(244.3)	(99)%
Other Operating Income	(24.7)	(9.1)	(15.6)	171%

Total Expenses	134.9	487.7	(352.8)	(72)%

Loss from Operations	(67.6)	(432.3)	364.7	(84)%

Other Expense (Income):
Interest Expense	36.6	34.2	2.4	7%
Interest Income	(0.6)	(0.8)	0.2	(25)%
Amortization of Debt Discount and Loan Origination Fees	24.8	4.7	20.1	428%
Change in Fair Value of Derivatives	(0.9)	(8.8)	7.9	(90)%
Realized and Unrealized Gain on Investments and Other Assets	-	(7.9)	7.9	(100)%
Loss on Extinguishment of Debt	16.1	43.8	(27.7)	(63)%

Total Other Expense	76.0	65.2	10.8	17%

Loss from Continuing Operations Before Provision for Income Taxes	(143.6)	(497.5)	353.9	(71)%
Provision for Income Tax (Expense) Benefit	(1.8)	40.9	(42.7)	(104)%

Net Loss from Continuing Operations	(145.4)	(456.6)	311.2	(68)%
Net Loss from Discontinued Operations, Net of Taxes	(12.2)	(69.9)	57.7	(83)%

Net Loss	(157.6)	(526.5)	368.9	(70)%

Net Loss Attributable to Non-Controlling Interest	(33.5)	(279.3)	245.8	(88)%

Net Loss Attributable to Shareholders of MedMen Enterprises Inc.	$(124.1)	$(247.2)	$123.1	(50)%

Adjusted Net Loss from Continuing Operations (Non-GAAP)	$(139.2)	$(199.5)	$60.3	(30)%
EBITDA from Continuing Operations (Non-GAAP)	$(49.1)	$(418.7)	$369.6	(88)%
Adjusted EBITDA from Continuing Operations (Non-GAAP)	$(46.0)	$(112.7)	$66.7	(59)%

Revenue

Revenue for the year ended June 26, 2021 was $145.1 million, a decrease of $10.2 million, or 7%, compared to revenue of $155.3 million for the year ended June 27, 2020. The decrease in revenue was primarily due to the impact of COVID-19 on overall retail traffic and tourism as further discussed below. During the fiscal year ended June 26, 2021, MedMen had 26 active retail locations in the states of California, New York, Nevada, Arizona, Illinois and Florida, of which four retail locations located within the state of New York were classified as discontinued operations, compared to 26 active retail locations for the same period in the prior year. Since June 27, 2020, the Company opened their Fort Lauderdale and Miami locations in Florida as well as their Emeryville location in California and temporarily closed five retail locations in the state of Florida to redirect inventory from its Eustis facility to its highest performing stores. The Company also divested three retail locations in Illinois and Arizona since June 27, 2020 to raise non-dilutive financing through the sale of non-core assets. During the year ended June 26, 2021, the Company contemplated the sale of four retail stores in New York and entered into a definitive investment agreement to sell a controlling interest, subject to regulatory approval. As of June 26, 2021, the Company had 22 active retail locations related to continuing operations.

The decrease in revenue was primarily related to the overall impact of the COVID-19 pandemic which affected the Company’s operations for the majority of the current fiscal year compared to the latter four months of the prior fiscal year. The Company experienced decreased sales in certain locations within California due to reduced foot traffic as a result of business and occupancy restrictions and a slowdown in tourism. Retail revenue for the year ended June 26, 2021 in California decreased $21.6 million compared to the year ended June 27, 2020. In Florida and Illinois, revenues have not been significantly impacted by COVID-19 with retail locations in those markets having increased sales by $5.9 million and $4.2 million, respectively, during the year ended June 26, 2021. During the year ended June 26, 2021, the Company continues to enhance its retail experience through better product assortment, customer service and purchasing options with an emphasis on curbside pickup and delivery in response to the COVID-19 pandemic. For the majority of the fiscal year ended June 26, 2021, the Company maintained modified store operations based on Centers for Disease Control and Prevention guidelines and local ordinances which limit in-store traffic for certain locations and consequently increased focus on direct-to-consumer delivery, including curbside pickup. MedMen expects to continue offering a variety of purchasing options for its customers to navigate through the COVID-19 pandemic, which is expected to increase revenues in the coming periods.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the fiscal year ended June 26, 2021 was $77.8 million, a decrease of $22.1 million, or 22%, compared with $99.9 million of cost of goods sold for fiscal year ended June 27, 2020. The decrease in cost of goods sold is primarily driven by the decrease in cultivation and manufacturing facilities. For the year ended June 26, 2021, the Company had 26 active retail locations in the states of California, New York, Nevada, Arizona, Illinois and Florida, of which four retail locations located within the state of New York were classified as discontinued operations, compared to 26 active retail locations for the same period in the prior year. Gross profit for the year ended June 26, 2021 was $67.3 million, representing a gross margin of 46%, compared with gross profit of $55.4 million, representing a gross margin of 36%, for the year ended June 27, 2020. The increase in gross margin is primarily due to the Company’s focus on retail profitability and improvements in its supply chain and cultivation facilities. During the year ended June 26, 2021, the Company strategically closed five retail locations in Florida to provide better and consistent supply for its patients. While these dispensaries remain temporarily closed as of June 26, 2021, the Company saw improved plant yields and quality driving improved margins. For the year ended June 26, 2021, MedMen operated five cultivation and production facilities, of which one facility located in New York was classified as discontinued operations, compared to six facilities in the comparative prior period. In November 2020, the Company completed the sale of one facility in Arizona (Tempe) as a result of the Company’s plan to divest non-core assets. During the year ended June 26, 2021, the Company also reduced the cash burn associated with cultivation and manufacturing operations in California and Nevada and continues to evaluate strategic partnerships for these facilities. MedMen expects margins to improve in the coming periods as the Company restructures certain operations and divests licenses in non-core markets.

Total Expenses

Total expenses for the fiscal year ended June 26, 2021 were $134.9 million, a decrease of $352.8 million, or 72%, compared to total expenses of $487.7 million for the fiscal year ended June 27, 2020, which represents 93% of revenue for the fiscal year ended June 26, 2021 compared to 314% of revenue for the fiscal year ended June 27, 2020. The decrease in total expenses was attributable to the factors described below.

General and administrative expenses for the year ended June 26, 2021 and June 27, 2020 were $124.6 million and $192.7 million, respectively, a decrease of $68.1 million, or 35%. General and administrative expenses have decreased primarily due to the Company’s focus on right-sizing its corporate infrastructure by reducing company-wide SG&A while improving efficiency. Key drivers of the decrease in general and administrative expenses include overall corporate cost savings, strategic headcount reductions across various departments, and elimination of non-core functions and overhead in several departments. The decrease of $68.1 million compared to the year ended June 27, 2020 was primarily related to a decrease in payroll and payroll related expenses of $29.4 million, a decrease of $5.5 million in licenses, fees and taxes, a decrease in professional fees of $3.9 million and a decrease in stock compensation expense of $6.8 million.

Sales and marketing expenses for the year ended June 26, 2021 and June 27, 2020 were $1.1 million and $10.7 million, respectively, a decrease of $9.6 million, or 90%. The decrease in sales and marketing expenses is primarily attributed to the reduction in marketing and sales related spending due to the implementation of the Company’s cost-cutting strategy. During the current fiscal year, the Company maintained its focus on budget allocation to marketing and redefined its marketing initiatives to target its changing customer base. The Company shifted its approach from third-party listing services to integration efforts with its point-of-sale systems to increase awareness in local customers and improve the customer experience while providing higher returns. Traditional and digital paid media marketing campaign of $7.2 million in the comparative prior period was reduced to $0.1 million during the year ended June 26, 2021.

Depreciation and amortization for the year ended June 26, 2021 and June 27, 2020 was $31.1 million and $37.7 million, respectively, a decrease of $6.6 million, or 18%. The decrease is attributable to the reduction in capital expenditures through a slow-down in new store buildouts of the Company’s operations through acquisitions and a delay of capital-intensive projects during the current fiscal year as a result of the COVID-19 pandemic and the Company’s turnaround plan.

Realized and unrealized changes in fair value of contingent consideration for the year ended June 26, 2021 and June 27, 2020 was a loss of $0.4 million and $9.0 million, respectively, a decrease of $8.6 million, or 96%. The contingent consideration is related to an acquisition of a California dispensary license during the year ended June 27, 2020 wherein the expiration of the lock-up period occurred during the fiscal second quarter of 2021.

Impairment expense for the year ended June 26, 2021 and June 27, 2020 was $2.4 million and $246.7 million, respectively, a decrease of $244.3 million, or 99%. During the year ended June 26, 2021, the Company recorded impairment on an intellectual property asset in the amount of $1.6 million. During the comparative period, the Company recognized an impairment expense of $143.0 million on property and equipment, $39.0 million on intangible assets, $33.5 million on goodwill, $19.8 million on operating lease right-of-use assets, $5.9 million on other assets, and $5.6 million on assets held for sale.

Other operating income for the year ended June 26, 2021 and June 27, 2020 was $24.7 million and $9.1 million, respectively, an increase of $15.6 million, or 171%. The change was primarily attributable to the $16.3 million gain related to the lease deferral with the REIT during the fiscal first quarter of 2021 as the decrease in present value of lease payments was greater than the remaining net asset balance of finance lease assets. The Company also recognized a $2.9 million gain on lease terminations in Florida and Illinois during the fiscal second quarter of 2021. Such gains were offset by restructuring fees of $5.0 million during the year ended June 26, 2021.

Total Other Expense

Total other expense for the fiscal year ended June 26, 2021 was $76.0 million, an increase of $10.8 million compared to total other expense of $65.2 million, or 17%, for the fiscal year ended June 27, 2020. The increase in total other expense was primarily a result of the decrease of loss on extinguishment of debt which totaled $43.8 million during the year ended June 27, 2020 primarily related to the First and Third Amendment of the Convertible Facility, compared to a net loss on extinguishment of debt of $16.1 million during the current period of which $10.1 million was due to the Fourth Amendment of the Convertible Facility and $4.0 million was related to a commitment to issue warrants in connection with the Unsecured Convertible Facility. This decrease was offset by an increase of amortization of debt discount of $20.1 million compared to the year ended June 27, 2020 as a result of the Company’s higher debt balance. During the current period, proceeds from issuances of the Convertible Facility totaled $14.6 million and proceeds from issuances of notes payable, including the 2020 Term Loan and the Unsecured Convertible Facility, totaled $15.8 million. Additionally, the Company saw a $7.9 million decrease in gains on investments and other assets and a $7.9 million decrease in changes in fair value of derivatives which are based on the closing price of the Company’s warrants related to bought deals traded on the Canadian Securities Exchange under the ticker symbol “MMEN.WT” which have stabilized during the year ended June 26, 2021, compared to the same period prior.

Provision for Income Taxes

The provision for income tax expense for the fiscal year ended June 26, 2021 was $1.8 million compared to the provision benefit for income tax benefit of $40.9 million for the year ended June 27, 2020, primarily due to the Company reporting increased expenses subject to IRC Section 280E relative to pre-tax book loss. The Company incurred a large amount of expenses that were not deductible due to IRC Section 280E limitations which resulted in income tax expense being incurred while there were pre-tax losses for the year ended June 26, 2021.

Net Loss

Net loss from continuing operations for the year ended June 26, 2021 was $145.4 million, a decrease of $311.2 million, or 68%, compared to a net loss from continuing operations of $456.6 million for the year ended June 27, 2020. The decrease in net loss from continuing operations was mainly attributable to the decrease impairment expense recognized during the current fiscal year and the decrease in general and administrative expenses and sales and marketing expenses as a direct result of the Company’s turnaround plan which includes efforts to optimize SG&A and right-size the Company’s corporate infrastructure. Net loss attributable to non-controlling interest for the year ended June 26, 2021 was $33.5 million, resulting in net loss of $124.1 million attributable to the shareholders of MedMen Enterprises Inc. compared to $247.2 million for the year ended June 27, 2020.

Three Months Ended June 26, 2021 Compared to Three Months Ended June 27, 2020

	Three Months Ended
	June 26,	June 27,
($ in Millions)	2021	2020	$ Change	% Change

Revenue	$42.0	$27.3	$14.7	54%
Cost of Goods Sold	22.3	16.3	6.0	37%

Gross Profit	19.7	11.0	8.7	79%

Expenses:
General and Administrative	32.9	38.6	(5.7)	(15)%
Sales and Marketing	0.6	0.2	0.4	200%
Depreciation and Amortization	6.1	15.0	(8.9)	(59)%
Realized and Unrealized Changes in Fair Value of Contingent Consideration	-	0.5	(0.5)	(100)%
Impairment Expense	-	229.8	(229.8)	(100)%
Other Operating Expense (Income)	1.8	(7.5)	9.3	(124)%

Total Expenses	41.4	276.6	(235.2)	(85)%

Loss from Operations	(21.7)	(265.6)	243.9	(92)%

Other Expense (Income):
Interest Expense	10.0	12.9	(2.9)	(22)%
Interest Income	-	-	-	-
Amortization of Debt Discount and Loan Origination Fees	10.2	1.4	8.8	629%
Change in Fair Value of Derivatives	1.2	(0.7)	1.9	(271)%
Realized and Unrealized Loss on Investments and Other Assets	-	0.2	(0.2)	(100)%
Gain on Extinguishment of Debt	(1.4)	-	(1.4)	-
Total Other Expense	20.0	13.8	6.2	45%

Loss from Continuing Operations Before Provision for Income Taxes	(41.7)	(279.4)	237.7	(85)%
Provision for Income Tax (Expense) Benefit	0.3	(17.4)	17.7	(102)%

Net Loss from Continuing Operations	(41.4)	(296.8)	255.4	(86)%
Net Income from Discontinued Operations, Net of Taxes	(4.8)	(21.0)	16.2	(77)%

Net Loss	(46.2)	(317.8)	271.6	(85)%

Net Loss Attributable to Non-Controlling Interest	(7.3)	(161.0)	153.7	(95)%

Net Loss Attributable to Shareholders of MedMen Enterprises Inc.	$(38.9)	$(156.8)	$117.9	(75)%

Adjusted Net Loss from Continuing Operations (Non-GAAP)	$(37.4)	$(118.9)	$81.5	(69)%
EBITDA from Continuing Operations (Non-GAAP)	$(13.1)	$(249.3)	$236.2	(95)%
Adjusted EBITDA from Continuing Operations (Non-GAAP)	$(9.7)	$(22.7)	$13.0	(57)%

Revenue

Revenue for the three months ended June 26, 2021 was $42.0 million, an increase of $14.7 million, or 54%, compared to revenue of $27.3 million for the three months ended June 27, 2020. For the three months ended June 26, 2021, MedMen had 26 active retail locations in the states of California, New York, Nevada, Arizona, Illinois and Florida, of which four were located within the state of New York were classified as discontinued operations, which was consistent with the same period in the prior year. During the fiscal fourth quarter of 2021, five retail locations in the state of Florida remained temporarily closed in order to redirect inventory from its Eustis cultivation facility to its highest performing stores and thus excluded from the number of active retail locations as of June 26, 2021. As of June 26, 2021, the Company had 22 active retail locations related to continuing operations.

The increase in revenue was primarily related to the Company’s continued initiatives in light of the COVID-19 pandemic as well as the gradual reopening across the country. During the three months ended June 26, 2021, the Company continued to enhance its retail experience through better product assortment, customer service and purchasing options with an emphasis on curbside pickup and delivery which have proven to be effective service enhancements in response to the COVID-19 pandemic. Previously modified store operations based on Centers for Disease Control and Prevention guidelines and local ordinances, which limit in-store traffic for certain locations, began to operate at a less restrictive scale during the fiscal fourth quarter of 2021 as COVID-related restrictions began to lift, resulting in increased tourism and normalizing retail traffic levels. MedMen expects to continue offering a variety of purchasing options for its customers to navigate through the COVID-19 pandemic, which is expected to continue to increase revenues in the coming periods. As the Company’s key markets continue to recover from the pandemic, MedMen also expects to utilize their marketing communications and revised assortment to drive and serve retail traffic at a much higher volume and rate.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the three months ended June 26, 2021was $22.3 million, an increase of $6.0 million, or 37%, compared with $16.3 million of cost of goods sold for the three months ended June 27, 2020. Gross profit for the three months ended June 26, 2021 was $19.7 million, representing a gross margin of 47%, compared with gross profit of $11.0 million, representing a gross margin of 40%, for the three months ended June 27, 2020. The increase in gross margin is primarily due to the Company’s retail optimization efforts in which improvements in the Company’s product sourcing and favorable changes to pricing and payment terms in key vendor agreements resulted in improved margins for the fiscal fourth quarter of 2021. In addition, the Company’s shrink-to-grow plan in Florida continues to drive results in which manufacturing consistency and cultivation yields has produced additional margins.

For the three months ended June 26, 2021, the Company had 26 active retail locations in the states of California, New York, Nevada, Arizona, Illinois and Florida, of which four were located within the state of New York were classified as discontinued operations, compared to 26 active retail locations for the comparative prior period. MedMen operated five cultivation and production facilities in the states of Nevada, California, New York, Florida and Arizona, of which one facility located in New York was classified as discontinued operations, compared to six cultivation facilities for the three months ended June 27, 2020. During the fiscal fourth quarter of 2020, five retail locations in Florida were temporarily closed in order to shift supply levels from its Eustis cultivation facility to the Company’s highest-performing stores in Florida which remain closed as of June 26, 2021. As of the fiscal fourth quarter of 2021, the Company continues to evaluate strategic partnerships for its cultivation and production facilities in California and Nevada where the Company continues to incur significant fixed costs. MedMen expects margins to improve in the coming periods as the Company restructures certain operations and divests licenses in non-core markets.

Total Expenses

Total expenses for the three months ended June 26, 2021 were $41.4 million, a decrease of $235.2 million, or 85%, compared to total expenses of $276.6 million for the three months ended June 27, 2020, which represents 99% of revenue for the three months ended June 26, 2021, compared to 1,013% of revenue for the three months ended June 27, 2020. The decrease in total expenses was attributable to the factors described below.

General and administrative expenses for the three months ended June 26, 2021 and June 27, 2020 were $32.9 million and $38.6 million, respectively, a decrease of $5.7 million, or 15%. General and administrative expenses have decreased primarily due to the Company’s continued efforts to reduce company-wide selling, general and administrative expenses (“SG&A”). Key drivers of the decrease in general and administrative expenses include overall corporate cost savings, strategic headcount reductions across various departments, and elimination of non-core functions and overhead in several departments, resulting in a decrease in deal costs of $5.6 million and a decrease in banking fee and charges of $0.5 million.

Sales and marketing expenses for the three months ended June 26, 2021 and June 27, 2020 were $0.6 million and $0.2 million, respectively, an increase of $0.4 million, or 200%. The increase in sales and marketing expenses is primarily attributed to an increase in marketing and promotions of $0.2 million and an increase in public relations expense of $0.1 million for the three months ended June 26, 2021 compared to the same period prior.

Depreciation and amortization for the three months ended June 26, 2021 and June 27, 2020 was $6.1 million and $15.0 million, respectively, a decrease of $8.9 million, or 59%. The decrease is attributable to the reduction in capital expenditures through a slow-down in new store buildouts of the Company’s operations through acquisitions and a delay in capital-intensive projects throughout the fiscal year ended June 26, 2021, resulting in a decrease in property, plant and equipment and intangible assets.

Realized and unrealized changes in fair value of contingent consideration remained generally consistent for the three months ended June 26, 2021 and June 27, 2020 in the amount of nil and $0.5 million, respectively.

Impairment expense for the three months ended June 26, 2021 and June 27, 2020 was nil and $229.8 million, respectively, a decrease of $229.8 million, or 100%. The Company did not identify indicators of impairment of its goodwill or long-lived assets during their annual impairment assessment during the fourth fiscal quarter of 2021. In the prior year, the Company recognized a significant amount of impairment expense as a result of the economic and market conditions related to the COVID-19 pandemic and the regulatory environment, which has been less volatile during the current period.

Other operating expense (income) for the three months ended June 26, 2021 was $1.8 million, a decrease of $9.3 million, or 124% from the income of $7.5 million for the three months ended June 27, 2020. During the three months ended June 26, 2021, the Company recognized $2.3 million of restructuring fees which was offset by a gain on disposal of assets held for sale of $1.6 million, a gain on disposal of assets of $0.2 million and a gain on settlement of accounts payable of $0.3 million.

Total Other Expense

Total other expense for the three months ended June 26, 2021 was $20.0 million, an increase of $6.2 million, or 45%, compared to total other expense of $13.8 million for the three months ended June 27, 2020. The increase in total other expense was primarily attributable to the Company's higher debt balance as of June 26, 2021 which increased $26.6 million compared to June 27, 2020 as a result of the 2020 Term Loan and the Unsecured Convertible Facility as well as issuances from the Convertible Facility. Accordingly, amortization of debt discount and loan origination fees of $10.2 million for the three months ended June 26, 2021 increased by $8.8 million compared to $1.4 million for the three months ended June 27, 2020. This was offset by interest expense of $10.0 million during the three months ended June 26, 2021 which decreased by $2.9 million compared to $12.9 million for the three months ended June 27, 2020.

Provision for Income Taxes

The provision for income tax benefit for the three months ended June 26, 2021 was $0.3 million, a decrease of $17.7 million, or 102% compared to the provision for income tax expense of $17.4 million for the three months ended June 27, 2020, primarily attributable to an increase in expenses incurred during the three months ended June 26, 2021 that carry deferred tax impacts resulting in no effect on the annual estimated tax rate relative to pre-tax book income.

Net Loss

Net loss from continuing operations for the three months ended June 26, 2021 was $41.4 million, a decrease of $255.4 million, or 86%, compared to a net loss from continuing operations of $296.8 million for the three months ended June 27, 2020. The decrease in net loss from continuing operations was mainly attributable to the decrease of $229.8 million in impairment expense as described above. In addition, the Company’s continued focus on cost efficiency within the corporate structure, which includes strategic headcount reductions, elimination of non-core functions and overhead in several departments, and renegotiation of ancillary cost to the business has resulted in additional cost savings during the fiscal fourth quarter of 2021. Net loss attributable to non-controlling interest for the three months ended June 26, 2021 was $7.3 million, resulting in net loss of $38.9 million attributable to the shareholders of MedMen Enterprises Inc. compared to $156.8 million for the three months ended June 27, 2020.

Non-GAAP Financial Measures

In addition to providing financial measurements based on GAAP, the Company provides additional financial metrics that are not prepared in accordance with GAAP. Management uses non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision-making, for planning and forecasting purposes and to evaluate the Company’s financial performance. These non-GAAP financial measures (collectively, the “non-GAAP financial measures”) are:

Adjusted Net Loss from Continuing Operations	Net Loss from Continuing Operations adjusted for transaction costs, restructuring costs, share-based compensation, and other non-cash operating costs. This non-GAAP measure represents the profitability of the Company excluding unusual and infrequent expenditures and non-cash operating costs.

EBITDA from Continuing Operations

Net Loss from Continuing Operations adjusted for interest and financing costs, income taxes, depreciation, and amortization. This non-GAAP measure represents the Company’s current operating profitability and ability to generate cash flow.

Adjusted EBITDA from Continuing Operations

EBITDA from Continuing Operations (Non-GAAP) adjusted for transaction costs, restructuring costs, share-based compensation, and other non-cash operating costs, such as changes in fair value of derivative liabilities and unrealized changes in fair value of investments. This non-GAAP measure represents the Company’s current operating profitability and ability to generate cash flow excluding non-recurring, irregular or one-time expenditures in order improve comparability.

Working Capital	Current assets less current liabilities. This non-GAAP measure represents operating liquidity available to the Company.

Corporate SG&A

Selling, general and administrative expenses related to the Company’s corporate functions. This non-GAAP measure represents scalable expenditures that are not directly correlated with the Company’s retail operations.

Retail Revenue

Consolidated revenue less non-retail revenue, such as cultivation and manufacturing revenue. This non-GAAP measure provides a standalone basis of the Company’s performance as a cannabis retailer in the U.S. considering the Company’s long-term viability is correlated with cash flows provided by or used in retail operations.

Retail Cost of Goods Sold

Consolidated cost of goods sold less non-retail cost of goods sold. This non-GAAP measure provides a standalone basis of the Company’s performance as a cannabis retailer in the U.S. considering the Company’s long-term viability is correlated with cash flows provided by or used in retail operations.

Retail Gross Margin

Retail Revenue (Non-GAAP) less the related Retail Cost of Goods Sold (Non-GAAP). Retail Gross Margin (Non-GAAP) is reconciled to consolidated gross margin as follows: consolidated revenue less non-retail revenue reduced by consolidated cost of goods sold less non-retail cost of goods sold. This non-GAAP measure provides a standalone basis of the Company’s performance as a cannabis retailer in the U.S. considering the Company’s long-term viability is correlated with cash flows provided by or used in retail operations.

Retail Gross Margin Rate

Retail Gross Margin (Non-GAAP) divided by Retail Revenue (Non-GAAP). Retail Gross Margin Rate (Non-GAAP) is reconciled to consolidated gross margin rate as follows: consolidated revenue less non-retail revenue reduced by consolidated cost of goods sold less non-retail cost of goods sold, divided by consolidated revenue less non-retail revenue. This non-GAAP measure provides a standalone basis of the Company’s performance as a cannabis retailer in the U.S. considering the Company’s long-term viability is correlated with cash flows provided by or used in retail operations.

Retail Adjusted EBITDA Margin

Retail Gross Margin (Non-GAAP) less direct store operating expenses, including rent, payroll, security, insurance, office supplies and payment processing fees, local cannabis and excise taxes, distribution expenses, and inventory adjustments. This non-GAAP measure provides a standalone basis of the Company’s performance as a cannabis retailer in the U.S. considering the Company’s long-term viability is correlated with cash flows provided by or used in retail operations.

Retail Adjusted EBITDA Margin Rate	Retail Adjusted EBITDA Margin (Non-GAAP) divided by Retail Revenue (Non-GAAP), which is calculated as consolidated revenue less non-retail revenue. This non-GAAP measure provides a standalone basis of the Company’s performance as a cannabis retailer in the U.S. considering the Company’s long-term viability is correlated with cash flows provided by or used in retail operations.

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

Other companies in the cannabis industry may calculate these measures differently than the Company does, limiting their usefulness as comparative measures.

Retail Performance

Within the cannabis industry, MedMen is uniquely focused on the retail component of the value chain. For the fiscal fourth quarter of 2021, the Company is providing detail with respect to earnings before interest, taxes, depreciation and amortization (“EBITDA”) attributable to the Company’s national retail operations to show how it is leveraging its retail footprint and strategically investing in the future. The table below highlights the Company’s national Retail Adjusted EBITDA Margin (Non-GAAP), which excludes corporate marketing expenses, distribution expenses, inventory adjustments, and local cannabis and excise taxes. Entity-wide Adjusted EBITDA (Non-GAAP) is presented in Item 7 “Reconciliations of Non-GAAP Financial Measures”.

	Fiscal Quarter Ended
	June 26,	March 27,
($ in Millions)	2021	2021	$ Change	% Change

Gross Profit	$19.7	$14.3	$5.4	38%
Gross Margin Rate	47%	40%	7%	16%

Cultivation & Wholesale Revenue	(1.3)	(1.6)	0.3	(19)%
Cultivation & Wholesale Cost of Goods Sold	(3.9)	(6.1)	2.2	(36)%
Non-Retail Gross Margin	(2.6)	(4.5)	1.9	(42)%

Retail Gross Margin (Non-GAAP)	$22.3	$18.8	$3.5	19%
Retail Gross Margin Rate (Non-GAAP)	55%	56%	(1)%	(1)%

	Fiscal Quarter Ended
	June 26,	March 27,
($ in Millions)	2021	2021	$ Change	% Change

Net Loss	$(46.2)	$(9.7)	$(36.5)	376%
Net Loss from Discontinued Operations, Net of Taxes	4.8	(6.9)	11.7	(170)%
Provision for Income Tax (Benefit) Expense	(0.3)	(32.7)	32.4	(99)%
Other Expense	20.0	22.7	(2.7)	(12)%
Excluded Items (1)	1.8	3.0	(1.2)	(40)%
Loss from Operations Before Excluded Items	(19.9)	(23.6)	3.7	(16)%

Non-Retail Gross Margin	(2.6)	(4.5)	1.9	(42)%
Non-Retail Operating Expenses (2)	(26.2)	(27.3)	1.0	(4)%
Non-Retail EBITDA Margin	(28.8)	(31.8)	3.0	(9)%

Retail Adjusted EBITDA Margin (Non-GAAP)	$8.9	$8.2	$0.7	9%
Retail Adjusted EBITDA Margin Rate (Non-GAAP)	22%	24%	(2)%	(8)%

(1)	Items adjusted from Net Loss for the fiscal quarters ended June 26, 2021 and March 27, 2021 include impairment expense of nil and $1.5 million, respectively, and other operating expense of $1.8 million and $1.5 million, respectively.
(2)	Non-retail operating expenses is comprised of the following items:

	Fiscal Quarter Ended
	June 26,	March 27,
($ in Millions)	2021	2021	$ Change	% Change

Cultivation & Wholesale	$1.4	$1.5	$(0.1)	(7)%
Corporate SG&A	16.8	16.4	0.4	2%
Depreciation & Amortization	6.1	8.1	(2.0)	(25)%
Other (3)	1.9	1.3	0.6	46%
Non-Retail Operating Expenses	26.2	27.3	(1.1)	(4)%

Direct Store Operating Expenses (4)	13.4	10.6	2.8	26%
Excluded Items (1)	1.8	3.0	(1.2)	(40)%
Total Expenses	$41.4	$40.9	$0.5	1%

(3)	Other non-retail operating expenses excluded from Retail Adjusted EBITDA Margin (Non-GAAP) for the fiscal quarters ended June 26, 2021 and March 27, 2021 primarily consist of transaction costs and restructuring costs of $3.1 million and $4.4 million, respectively, and share-based compensation of $1.0 million and $0.1 million, respectively, as commonly excluded from Adjusted EBITDA from Continuing Operations (Non-GAAP). Refer to Item 7 “Reconciliations of Non-GAAP Financial Measures” below.
(4)	For the current period, direct store operating expenses now includes local taxes of $0.5 million and $(0.7) million for the fiscal quarters ended June 26, 2021 and March 27, 2021, respectively. Local taxes include cannabis sales and excise taxes imposed by municipalities in which the Company has active retail operations and vary by jurisdiction. Local taxes are not a cost required to directly operate the Company’s stores, but rather a byproduct of retail operations. In addition, distribution expenses of $0.8 million and $0.7 million for the fiscal quarters ended June 26, 2021 and March 27, 2021, respectively, are also included in direct store operating expenses for the current reporting period. Distribution expenses relate to additional porter fees. Such expenses were presented as additional adjustments to arrive at Retail Adjusted EBITDA Margin (Non-GAAP) in prior periods and are now presented within retail operating expenses for a condensed presentation of Retail Adjusted EBITDA Margin (Non-GAAP).

The non-GAAP retail performance measures demonstrate the Company’s four-wall margins which reflect the sales of the Company’s retail operations relative to the direct costs required to operate such dispensaries. Retail revenue is related to net sales from the Company’s stores, excluding non-retail revenue, such as cultivation and manufacturing revenue. Similarly, retail cost of goods sold and direct store operating expenses are directly related to the Company’s retail operations. Non-Retail Revenue includes revenue from third-party wholesale sales. Non-Retail Cost of Goods Sold includes costs directly related to third-party wholesale sales produced by the Company’s cultivation and production facilities, such as packaging, materials, payroll, rent, utilities, security, etc. While third-party sales were not significant for the fiscal quarter ended June 26, 2021, Non-Retail Cost of Goods Sold related to cultivation and wholesale operations was $3.9 million due to unallocated overages from increased production burn rate. Non-Retail Operating Expenses include ongoing costs related to the Company’s cultivation and wholesale operations, corporate spending, and depreciation and amortization. Non-Retail EBITDA Margin reflects the gross margins of the Company’s cultivation and wholesale operations excluding any related operating expenses. To determine the Company’s four-wall margins, certain costs that do not directly support the Company’s retail function are excluded from Retail Adjusted EBITDA Margin (Non-GAAP).

For the fiscal fourth quarter of 2021, retail revenue was $40.7 million across the Company’s continuing operations in California, Nevada, Arizona, Illinois and Florida. This represents a 20% increase, or $6.9 million, over the fiscal third quarter of 2021 of $33.8 million. The increase in retail revenue from continuing operations was driven primarily by increased consumer spending during the fiscal fourth quarter of 2021 wherein the number of COVID-19 cases nationwide declined and vaccines became available, allowing certain states to reopen and slowly lift restrictions. In particular, the gradual reopening in California during the fiscal fourth quarter of 2021, which is the largest market in which the Company operates in, resulted in an increase in retail revenue of $4.9 million compared to the prior quarter. Similarly in Nevada, Las Vegas is starting to return to normalcy with increased tourism during the fiscal fourth quarter of 2021 in which retail revenue increased $1.4 million compared to the fiscal third quarter of 2021. The Company expects traffic levels to normalize as the Company’s key markets continue to recover from the pandemic. Retail Gross Margin Rate (Non-GAAP), which is Retail Gross Margin (Non-GAAP) divided by Retail Revenue (Non-GAAP), for the fiscal fourth quarter of 2021 was 55% compared to the fiscal third quarter of 2021 of 56%. Retail Gross Margin (Non-GAAP) is Retail Revenue (Non-GAAP) less the related Retail Cost of Goods Sold (Non-GAAP). The Company had an aggregate Retail Adjusted EBITDA Margin Rate (Non-GAAP), which is Retail Adjusted EBITDA Margin (Non-GAAP) divided by Retail Revenue (Non-GAAP), of 22% for the fiscal fourth quarter of 2021 which represents a decrease compared to the 24% realized in the fiscal third quarter of 2021 primarily due to direct store operating expenses which include, but are not limited to, rent, utilities, payroll and payroll related expenses, employee benefits, and security. Direct store operating expenses increased $2.8 million, or 26%, compared to the fiscal third quarter of 2021, primarily driven by higher general and administrative expenses and local tax adjustments during the current period.

Corporate SG&A

Corporate-level general and administrative expenses across various functions including Marketing, Legal, Retail Corporate, Technology, Accounting and Finance, Human Resources and Security (collectively referred to as “Corporate SG&A”) are combined to account for a significant proportion of the Company’s total general and administrative expenses. For the current reporting period, Corporate SG&A now includes pre-opening expenses of $4.7 million and $5.4 million for the fiscal quarter ended June 26, 2021 and March 27, 2021, respectively, which were presented as non-Corporate SG&A in prior periods. Pre-opening expenses is excluded from Retail Adjusted EBITDA Margin (Non-GAAP) and thus more appropriately classified as Corporate SG&A.

	Fiscal Quarter Ended
	June 26,	March 27,
($ in Millions)	2021	2021	$ Change	% Change

General and Administrative	$32.9	$29.6	$3.3	11%
Sales and Marketing	0.6	0.1	0.5	500%

Consolidated SG&A	33.5	29.7	3.8	13%

Direct Store Operating Expenses (1)	13.4	10.6	2.8	26%
Cultivation & Wholesale	1.4	1.5	(0.1)	(7)%
Other (2)	1.9	1.2	0.7	58%
Less: Non-Corporate SG&A	16.7	13.3	3.4	26%

Corporate SG&A as a Component of Adjusted EBITDA from Continuing Operations (Non-GAAP)	$16.8	$16.4	$0.4	2%

(1)	For the periods presented, direct store operating expenses now include local taxes of $0.5 million and $(0.7) and million and distribution expenses of $0.8 million and $0.7 million for the fiscal quarters ended June 26, 2021 and March 27, 2021, respectively. Refer to Item 7 “Retail Performance” and notes therein for further information.
(2)	Other non-Corporate SG&A for the fiscal quarters ended June 26, 2021 and March 27, 2021 primarily consist of transaction costs and restructuring costs of $3.1 million and $4.4 million, respectively, and share-based compensation of $1.0 million and $0.1 million, respectively, as commonly excluded from Adjusted EBITDA (Non-GAAP). Refer to Item 7 “Retail Performance” and notes therein for further information.

For the fiscal fourth quarter of 2021, Adjusted EBITDA from Continuing Operations (Non-GAAP) includes Corporate SG&A (Non-GAAP) of $16.8 million, representing an increase of $0.4 million, or 2%, from the $16.4 million that Corporate SG&A (Non-GAAP) contributed to Adjusted EBITDA Loss from Continuing Operations (Non-GAAP) in the fiscal third quarter of 2021. The increase was related to higher accounting and legal fees as well as salaries and benefits.

Reconciliations of Non-GAAP Financial Measures

The table below reconciles Net Loss to Adjusted Net Loss from Continuing Operations (Non-GAAP) for the periods indicated.

	Three Months Ended		Year Ended
	June 26,	June 27,	June 26,	June 27,
($ in Millions)	2021	2020	2021	2020

Net Loss	$(46.2)	$(317.8)	$(157.6)	$(526.5)

Less: Net Loss from Discontinued Operations, Net of Taxes	4.8	21.0	12.2	69.9
Add (Deduct) Impact of:
Transaction Costs & Restructuring Costs	3.1	5.2	11.0	27.6
Share-Based Compensation	1.0	(0.4)	3.8	10.4
Other Non-Cash Operating Costs (1)	(0.6)	221.8	(11.7)	268.1
Income Tax Effects (2)	0.5	(48.7)	3.1	(49.0)

Total Adjustments	4.0	177.9	6.2	257.1

Adjusted Net Loss from Continuing Operations (Non-GAAP)	$(37.4)	$(118.9)	$(139.2)	$(199.5)

The table below reconciles Adjusted Net Loss to EBITDA from Continuing Operations (Non-GAAP) and Adjusted EBITDA from Continuing Operations (Non-GAAP) for the periods indicated.

	Three Months Ended		Year Ended
	June 26,	June 27,	June 26,	June 27,
($ in Millions)	2021	2020	2021	2020

Net Loss	$(46.2)	$(317.8)	$(157.6)	$(526.5)

Less: Net Loss from Discontinued Operations, Net of Taxes	4.8	21.0	12.2	69.9
Add (Deduct) Impact of:
Net Interest and Other Financing Costs	9.9	12.9	35.9	33.5
Provision for Income Taxes	(0.3)	17.4	1.8	(40.9)
Amortization and Depreciation	18.7	17.2	58.6	45.3

Total Adjustments	28.3	47.5	96.3	37.9

EBITDA from Continuing Operations (Non-GAAP)	$(13.1)	$(249.3)	$(49.1)	$(418.7)

Add (Deduct) Impact of:
Transaction Costs & Restructuring Costs	3.0	5.2	11.0	27.6
Share-Based Compensation	1.0	(0.4)	3.8	10.4
Other Non-Cash Operating Costs (1)	(0.6)	221.8	(11.7)	268.0

Total Adjustments	3.4	226.6	3.1	306.0

Adjusted EBITDA from Continuing Operations (Non-GAAP)	$(9.7)	$(22.7)	$(46.0)	$(112.7)

(1)	Other non-cash operating costs for the periods presented were as follows:

	Three Months Ended		Year Ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020

Change in Fair Value of Derivative Liabilities	$1.2	$(0.7)	$(0.9)	$(8.8)
Gain on Disposal of Assets Held For Sale	(1.6)	-	(12.3)	(8.4)
Change in Fair Value of Contingent Consideration	-	0.5	0.4	9.0
Gain/Loss on Lease Termination	-	(0.1)	(17.7)	(0.3)
Gain/Loss on Extinguishment of Debt	(1.4)	-	16.1	43.8
Gain/Loss from Disposal of Assets	(0.2)	(8.3)	0.6	(7.3)
Impairment Expense	-	229.8	2.4	246.7
Other Non-Cash Operating Costs	1.4	0.6	(0.3)	(6.7)

Total Other Non-Cash Operating Costs	$(0.6)	$221.8	$(11.7)	$268.0

(2)	Income tax effects to arrive at Adjusted Net Loss from Continuing Operations (Non-GAAP) are related to temporary tax differences in which a future income tax benefit exists, such as changes in fair value of investments, assets held for sale and other assets, changes in fair value of contingent consideration, gain/loss from disposal of assets, and impairment expense. The income tax effect is calculated using the federal statutory rate of 21.0% and statutory rate for the state in which the related asset is held or the transaction occurs, most of which is in California with a statutory rate of 8.84%.

Adjusted Net Loss from Continuing Operations (Non-GAAP) represents the profitability of the Company excluding unusual and infrequent expenditures and non-cash operating costs. The change in Adjusted Net Loss from Continuing Operations (Non-GAAP) was primarily due to reductions in SG&A as a direct result of successful implementation of the Company’s cost reduction initiatives. Accordingly, Adjusted Net Loss from Continuing Operations (Non-GAAP) improved in the fiscal fourth quarter of 2021 compared to the prior period.

EBITDA from Continuing Operations (Non-GAAP) represents the Company’s current operating profitability and ability to generate cash flow and includes significant non-cash operating costs. Net Loss is adjusted for interest and financing costs as a direct result of debt financings, income taxes, and amortization and depreciation expense to arrive at EBITDA from Continuing Operations (Non-GAAP). Considering these adjustments, the Company had EBITDA from Continuing Operations (Non-GAAP) of $(13.1) million and $(49.1) million for the three months and year ended June 26, 2021 improved compared to the comparative prior periods. The change in EBITDA from Continuing Operations (Non-GAAP) was primarily due to the impairments recognized during the 2020 fiscal year as a result of the economic and market conditions related to the COVID-19 pandemic and regulatory environment.

For the three months and year ended June 26, 2021, the Company saw an improvement in Adjusted EBITDA from Continuing Operations (Non-GAAP) of $(9.7) million and $(46.0) million, respectively, compared to $(22.7) million and $(112.7) million for the three months and year ended June 27, 2020, respectively. The improvement is the direct result of the Company’s turnaround progress and execution on their transition to growth during fiscal year 2021. The financial performance of the Company is expected to further improve as the Company has a clear path towards profitability, and coupled with significant deleveraging of its balance sheet, will reposition the Company for growth. Refer to Item 7 “Liquidity and Capital Resources” for further discussion of management’s future outlook and executed strategic plan.

Refer to Item 7 “Retail Performance” above for reconciliations of Retail Adjusted EBITDA.

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the years ended June 26, 2021 and June 27, 2020:

	Year Ended
	June 26,	June 27,
($ in Millions)	2021	2020	$ Change	% Change

Net Cash Used in Operating Activities	$(59.7)	$(109.7)	$50.0	(46)%
Net Cash Provided by (Used in) Investing Activities	11.2	(19.3)	30.5	(158)%
Net Cash Provided by Financing Activities	50.7	107.1	(56.4)	(53)%

Net Decrease in Cash and Cash Equivalents	2.3	(21.9)	24.2	(111)%
Cash Included in Assets Held for Sale (1)	-	(0.7)	0.7	(100)%
Cash and Cash Equivalents, Beginning of Period	9.6	32.2	(22.6)	(70)%

Cash and Cash Equivalents, End of Period	$11.9	$9.6	$2.3	24%

Cash Flow from Operating Activities

Net cash used in operating activities was $59.7 million for the fiscal year ended June 26, 2021, a decrease in $50.0 million, or 46%, compared to $109.7 million for the year ended June 27, 2020. The decrease in cash used was primarily due to implementation of the Company’s cost rationalization strategy during the fiscal year ended June 26, 2021. Specifically, general and administrative expenses include corporate-level expenses across various functions including Marketing, Legal, Retail Corporate, Technology, Accounting and Finance, Human Resources and Security which are combined to account for a significant proportion of the Company’s total general and administrative expenses. In addition, the COVID-19 pandemic impacted the majority of the fiscal year ended June 26, 2021, versus the last fourth months of the fiscal year ended June 27, 2020, which resulted in a decrease in traffic levels due to retail occupancy restrictions and a significant slowdown in tourism.

Cash Flow from Investing Activities

Net cash provided by investing activities was $11.2 million for the fiscal year ended June 26, 2021, a decrease of $30.5 million, or 158%, compared to $19.3 million used for the year ended June 27, 2020. The increase in net cash provided in investing activities was primarily due to the Company’s strategic plan to limit cash outlays and divest non-core assets. Net cash was positively impacted by a decrease in purchases of property and equipment of $50.6 million, offset by a decrease in proceeds from the sale of investments of $12.5 million and a decrease in proceeds from the sale of property of $9.3 million.

Cash Flow from Financing Activities

Net cash provided by financing activities was $50.7 million for the fiscal year ended June 26, 2021, a decrease of $56.4 million, or 53%, compared to $107.1 million for the year ended June 27, 2020. The decrease in change of net cash provided by financing activities was primarily due to a decrease of $33.7 million in the issuance of equity instruments for cash and a decrease of $35.4 million in proceeds from the credit facility with Gotham Green Partners. The decrease in debt and equity financings was offset by an increase in principal repayments of the credit facility with Gotham Green Partners in the amount of $8.0 million and a decrease of $14.0 million in principal repayments on notes payable compared to the same period in the prior year.

Financial Condition

The following table summarizes certain aspects of the Company’s financial condition as of June 26, 2021 and June 27, 2020:

	June 26,	June 27,
($ in Millions)	2021	2020	$ Change	% Change

Cash and Cash Equivalents	$11.9	$9.6	$2.3	24%
Total Current Assets	$96.7	$72.7	$24.0	33%
Total Assets	$472.5	$574.3	$(101.8)	(18)%
Total Current Liabilities	$288.6	$182.8	$105.8	58%
Notes Payable, Net of Current Portion	$258.4	$319.2	$(60.8)	(19)%
Total Liabilities	$726.1	$751.2	$(25.1)	(3)%
Total Shareholders' Equity	$(253.6)	$(176.9)	$(76.7)	43%
Working Capital Deficit	$(191.9)	$(110.1)	$(81.8)	74%

As of June 26, 2021, the Company had $11.9 million of cash and cash equivalents and $191.9 million of working capital deficit, compared to $9.6 million of cash and cash equivalents and $110.1 million of working capital deficit as of June 27, 2020. The increase in cash and cash equivalents was associated with the Company’s continued focus on its cost rationalization strategy and the Company’s turnaround plan. During the fiscal year ended June 26, 2021, the Company stabilized liquidity by successfully accessing the equity and debt capital markets to properly position the Company for growth. In addition, the Company has the support of certain lenders, including Gotham Green Partners, Stable Road Capital and affiliates, and its most significant landlord, Treehouse Real Estate Investment Trust, as a part of its financial restructuring and turnaround plan to support the expansion of the Company’s retail footprint. On July 2, 2020, the Company amended the Convertible Facility and 2018 Term Loan wherein all interest payable through June 2021 will be paid-in-kind. Further, on July 2, 2020, the Company also amended its lease terms with the REIT wherein a portion of the total current monthly base rent will be deferred for the 36-month period between July 1, 2020 and July 1, 2023.

The $81.8 million increase in working capital deficit was primarily related to an increase of $24.7 million assets held for sale related to the Company’s divestiture of non-core assets during the year ended June 26, 2021, an increase of $2.3 million in cash as described above, and a decrease of $3.1 million in due from related party as individuals previously identified as related party as of June 27, 2020 were no longer deemed related as of June 26, 2021. The net increase in current liabilities was due to the an increase of $87.3 million in current notes payable primarily related the senior secured term loan with Hankey Capital LLC, an increase of $18.1 million in liabilities held for sale, and a $21.4 million increase in income taxes payable, offset by a decrease of $19.5 million of accounts payable and accrued liabilities.

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

As of June 26, 2021, the Company had $11.9 million of cash and cash equivalents and $191.9 million of working capital deficit, compared to $9.6 million of cash and cash equivalents and $110.1 million of working capital deficit as of June 27, 2020. For the fiscal year ended June 26, 2021, the Company’s monthly burn rate, which was calculated as cash spent per month in operating activities, was approximately $5.0 million compared to a monthly burn rate of approximately $9.1 million for the fiscal year ended June 27, 2020. During the fiscal year ending June 26, 2021, management continued their efforts of executing the Company’s strategic plan to limit significant cash outlays and reduce the overall cash burn. As of June 26, 2021, cash generated from ongoing operations may not be sufficient to fund operations and, in particular, to fund the Company’s growth strategy in the short-term or long-term.

During the fiscal year ended June 26, 2021, management focused its efforts on a disciplined turnaround plan which has allowed the Company’s story to turn from one of turnaround to one of growth. Subsequent to June 26, 2021, management preserved its strategic plan, which includes, but is not limited to, capital raised subsequent to year-end, monitoring of corporate-level expenses, and rationalization of capital expenditures to correlate to our new store opening strategy. The Company maintains its focus on the optimization of SG&A expenses while improving overall efficiency and attracting world-class talent. Revisions to its dynamic pricing model has resulted in gains and management constantly seeks improvements in its cost structure to achieve better margins. The Company is focused on improving its supply chain and cultivation facilities to increase manufacturing consistency and cultivation yields to drive additional gains in EBITDA, particularly in Florida where they have expanded their cultivation capacity while improving the quality of flower production. Management believes the Florida market is an exciting area for expansion as MedMen executes against a disciplined growth plan. To further drive revenue growth, ongoing initiatives include marketing campaigns and digital media to drive retail traffic, investment in its delivery program by offering service enhancements, and revamped assortment to serve customers at higher volume and rate. In addition, capital raised subsequent to year-end has given MedMen the cash and flexibility to continue the expansion of its retail footprint. Prior to U.S. federal legalization of cannabis, and subject to compliance with applicable laws and stock exchange rules, MedMen will actively explore opportunities to expand MedMen’s footprint across international markets. The Company continues to execute on its plan to achieve its growth and profitability goals and explore additional strategic opportunities.

The Company continues to explore avenues of raising additional funds from debt and equity financing subsequent to June 26, 2021 to mitigate any potential liquidity risk. The Company intends to continue raising capital by utilizing debt and equity financings on an as needed basis. Management evaluated its financial condition as of June 26, 2021 in conjunction with recent financings and transactions which provide capital subsequent to the fiscal year ended June 26, 2021 as discussed below.

Amendment and Extension of Gotham Green Convertible Notes

On August 17, 2021, the Company announced that Tilray, Inc. (“Tilray”) acquired a majority of the outstanding senior secured convertible notes under the Convertible Facility (the “Notes”) from Gotham Green Partners, LLC and other funds. Under the terms of the transaction, a newly formed limited partnership (the “SPV”) established by Tilray and other strategic investors acquired an aggregate principal amount of approximately $165.8 million of the Notes and warrants issued in connection with the Convertible Facility, all of which were originally issued by MedMen and held by GGP, representing 75% of the outstanding Notes and 65% of the outstanding warrants under the Convertible Facility. Specifically, Tilray’s interest in the SPV represents rights to 68% of the Notes and related warrants held by the SPV, which are convertible into, and exercisable for, approximately 21% of the outstanding Class B Subordinate Voting Shares of MedMen upon closing of the transaction. Tilray’s ability to convert the Notes and exercise the warrants is dependent upon U.S. federal legalization of cannabis or Tilray’s waiver of such requirement as well as any additional regulatory approvals.

In connection with the sale of the Notes, the Company amended and restated the Convertible Facility (“Sixth Amendment”) to, among other things, extend the maturity date to August 17, 2028, eliminate any cash interest obligations and instead provide for payment-in-kind interest, eliminate certain repricing provisions, and eliminate and revise certain restrictive covenants. The amendments are intended to provide MedMen the flexibility to execute on its growth priorities and explore additional strategic opportunities. In connection with the Sixth Amendment, accrued payment-in-kind interest on the Notes will be convertible at price equal to the trailing 30-day volume weighted average price of the Company’s Subordinate Voting Shares. The Notes may not be prepaid until the federal legalization of marijuana. The Notes will also provide the holders with a top-up right to acquire additional Subordinate Voting Shares and a pre-emptive right with respect to future financings of the Company, subject to certain exceptions, upon the issuance by MedMen of certain equity or equity-linked securities. No changes have been made to the conversion and exercise prices of the Notes or related Warrants.

Backstopped Equity Investment

On August 17, 2021, the Company entered into subscription agreements with various investors led by Serruya Private Equity Inc. (“SPE”) to purchase $100,000,000 of units (“Units”) of the Company at a purchase price of $0.24 per Unit (the “Private Placement”) wherein certain investors associated with SPE agreed to backstop the Private Placement (the “Backstop Commitment”). The proceeds from the Private Placement will allow MedMen to expand its operations in key markets such as California, Florida, Illinois and Massachusetts and identify and accelerate further growth opportunities across the United States.

Each Unit consists of one Class B Subordinate Voting Share (each, a “Share”) and one-quarter share purchase warrant (each, a “Warrant”). Each whole Warrant permits the holder to purchase one Share for a period of five years from the date of issuance at an exercise price of $0.288 (C$0.384) per Share. Each Unit issued to certain SPE purchasers consists of one Share and one-quarter of one Warrant plus a proportionate interest in a short-term warrant (the “Short-Term Warrant”) which expires on December 31, 2021. The Short-Term Warrant entitles the holders to acquire, at the option of the holders and upon payment of $30,000,000, an aggregate of 125,000,000 Units at an exercise price of $0.24 (C$0.32) per Unit, or $30,000,000 principal amount of notes at par, convertible into 125,000,000 Shares at a conversion price of $0.24 (C$0.32) per Share. The Company will use any proceeds from exercise of the Short-Term Warrant to pay down an existing debt instrument. In consideration for the Backstop Commitment, certain investors associated with SPE will receive a fee of $2,500,000 to be paid in the form of 10,416,666 Shares at a deemed price of $0.24 (C$0.32) per Share.

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

Critical Accounting Policies, Significant Judgments and Estimates and Recent Accounting Pronouncements

A detailed description of our critical accounting policies and recent accounting pronouncements are detailed in Item 8 of this Form 10-K.

The Company makes judgments, estimates and assumptions about the future that affect the policies and reported amounts of assets and liabilities, and revenues and expenses. Actual results may differ from these estimates. The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised if the revision affects only that period or in the period of the revision and future periods if the review affects both current and future periods.

The preparation of the Company’s annual Consolidated Financial Statements in conformity with GAAP requires management to make judgments, estimates and assumptions about the carrying amounts of assets and liabilities at the dates of the financial statements and the reported amounts of total net revenue and expenses during the reporting period which are not readily apparent from other sources. These estimates and assumptions are based on current facts, historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results the Company experiences may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Significant judgments, estimates and assumptions that have the most significant effect on the amounts recognized in the annual Consolidated Financial Statements are described below.

Depreciation of Property and Equipment

Depreciation of property and equipment is dependent upon estimates of useful lives which are determined through the terms and methods in accordance with GAAP. The assessment of any impairment of these assets is dependent upon estimates of recoverable amounts that take into account factors such as economic and market conditions and the useful lives of assets.

Amortization of Intangible Assets

Amortization of intangible assets is dependent upon estimates of useful lives and residual values which are determined through the exercise of judgment. Intangible assets that have indefinite useful lives are not subject to amortization and are tested annually for impairment, or more frequently if events or changes in circumstances indicate that they might be impaired. The assessment of any impairment of these assets is dependent upon estimates of recoverable amounts that take into account factors such as economic and market conditions.

Inventory Valuation

The Company periodically reviews physical inventory for excess, obsolete, and potentially impaired items and reserves. The Company reviews inventory for obsolete, redundant and slow-moving goods and any such inventory is written down to net realizable value. The reserve estimate for excess and obsolete inventory is dependent on expected future use.

Business Combinations

In a business combination, all identifiable assets, liabilities and contingent liabilities acquired are accounted for using the acquisition method. One of the most significant estimates relates to the determination of the fair value of these assets and liabilities. Contingent consideration is measured at its acquisition-date fair value and included as part of the consideration transferred in a business combination. Management exercises judgment in estimating the probability and timing of when earn-outs are expected to be achieved which is used as the basis for estimating fair value. Contingent consideration that is classified as equity is not remeasured at subsequent reporting dates and its subsequent settlement is accounted for within equity. Contingent consideration that is classified as an asset or a liability is remeasured at subsequent reporting dates in accordance with ASC 450, “Contingencies”, as appropriate, with the corresponding gain or loss being recognized in earnings in accordance with ASC 805, “Business Combinations”. For any intangible asset identified, depending on the type of intangible asset and the complexity of determining its fair value, an independent valuation expert or management may develop the fair value, using appropriate valuation techniques, which are generally based on a forecast of the total expected future net cash flows. The evaluations are linked closely to the assumptions made by management regarding the future performance of the assets concerned and any changes in the discount rate applied.

Convertible Instruments and Derivative Liabilities

The identification of components embedded within financial instruments is based on interpretations of the substance of the contractual arrangement and therefore requires judgment from management. The separation of the components affects the initial recognition of the financial instruments at issuance and the subsequent recognition of interest on the liability component. Where the conversion option has a variable conversion rate, the conversion option is recognized as a derivative liability measured at fair value, with changes in fair value reported in the Consolidated Statements of Operations. The instrument is recognized as a financial liability and subsequently measured at amortized cost. The determination of the fair value of the liability is also based on a number of assumptions, including contractual future cash flows, discount rates and the presence of any derivative financial instruments.

Share-Based Compensation

The Company uses the Black-Scholes option-pricing model or the Monte-Carlo simulation model to determine the fair value of equity-based grants. In estimating fair value, management is required to make certain assumptions and estimates such as the expected life of units, volatility of the Company’s future share price, risk-free rates, future dividend yields and estimated forfeitures at the initial grant date. Changes in assumptions used to estimate fair value could result in materially different results.

Goodwill Impairment, Other Intangible Assets, Long-Lived Assets and Purchase Asset Valuations

Goodwill is tested annually for impairment, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill has been impaired. In the impairment test, the Company measures the recoverability of goodwill by comparing a reporting unit’s carrying amount to the estimated fair value of the reporting unit. The carrying amount of each reporting unit is determined based upon the assignment of the Company’s assets and liabilities, including existing goodwill, to the identified reporting units. The Company relies on a number of factors, including historical results, business plans, forecasts and market data. Changes in the conditions for these judgments and estimates can significantly affect the recoverable amount.

Long-lived assets, including amortizable intangible assets, are tested annually for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable. Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. The impairment test for assets held for use requires a comparison of cash flows expected to be generated over the useful life of an asset group to the carrying value of the asset group. An asset group is established by identifying the lowest level of cash flows generated by a group of assets that are largely independent of the cash flows of other assets and could include assets used across multiple businesses or segments. If the carrying value of an asset group exceeds the estimated undiscounted future cash flows, an impairment would be measured as the difference between the fair value of the group’s long-lived assets and the carrying value of the group’s long-lived assets. The impairment is only to the extent the carrying value of each asset is above its fair value. For assets held for sale, to the extent the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference. Determining whether a long-lived asset is impaired requires various estimates and assumptions, including whether a triggering event has occurred, the identification of the asset groups, estimates of future cash flows and the discount rate used to determine fair values.

The estimates and assumptions used in management’s impairment analysis are based on current facts, historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about its impairment analysis. The impairment estimates and assumptions bear the risk of change due to its inherent nature and subjectivity. The unanticipated effects of a longer or more severe COVID-19 outbreaks and decreases in consumer demand could reasonably expected to negatively affect the key assumptions and estimates.

Deferred Tax Assets

Deferred tax assets, including those arising from tax loss carryforwards, require management to assess the likelihood that the Company will generate sufficient taxable earnings in future periods in order to utilize recognized deferred tax assets. Assumptions about the generation of future taxable profits depend on management’s estimates of future cash flows. In addition, future changes in tax laws could limit the ability of the Company to obtain tax deductions in future periods. To the extent that future cash flows and taxable income differ significantly from estimates, the ability of the Company to realize the net deferred tax assets recorded at the reporting date could be impacted.

Income Taxes

Current tax assets and/or liabilities comprise those claims from, or obligations to, fiscal authorities relating to the current or prior reporting periods that are unpaid at the reporting date. Current tax is payable on taxable profit, which differs from profit or loss in the financial statements. Calculation of current tax is based on tax rates and tax laws that have been enacted or substantively enacted by the end of the reporting period.

Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Deferred tax assets are recognized to the extent that the Company believe that these assets are more likely than not to be realized. In making such a determination, all available positive and negative evidence are considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If it is determined that the Company would be able to realize deferred tax assets in the future in excess of their net recorded amount, an adjustment to the deferred tax asset valuation allowance is recorded, which would reduce the provision for income taxes

Uncertain tax positions are recorded in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Right-of-Use Assets and Lease Liabilities

Right-of-use assets are measured at cost, which is calculated as the amount of the initial measurement of lease liability plus any lease payments made at or before the commencement date, any initial direct costs and related restoration costs. The right-of-use assets are depreciated on a straight-line basis over the shorter of the lease term or estimates of economic life. The Company’s lease liability is recognized net of lease incentives receivable. The lease payments are discounted using the interest rate implicit in the lease or, if that rate cannot be determined, the lessee’s incremental borrowing rate. The period over which the lease payments are discounted is the expected lease term, including renewal and termination options that the Company is reasonably certain to exercise. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Consolidated Financial Statements for the fiscal years ended June 26, 2021 and June 27, 2020 in Item 8.

Assets Held for Sale and Discontinued Operations

Assets held for sale are measured at the lower of its carrying amount or fair value less cost to sell (“FVLCTS”) unless the asset held for sale meets the exceptions as denoted by ASC 360. FVLCTS is the amount obtainable from the sale of the asset in an arm’s length transaction, less the costs of disposal. A component of an entity is identified as operations and cash flows that can be clearly distinguished, operationally and financially, from the rest of the entity. A discontinued operation is a component of an entity that either has been disposed of, or is classified as held for sale.

Down Round Features

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260)” wherein the amendments change the classification of certain equity-linked financial instruments (or embedded features) with down round features. For freestanding equity-classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with ASC 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. For freestanding equity-classified financial instruments, the value of the effect of the down round feature is measured as the difference in fair value of the financial instrument without the down round feature with a strike price corresponding to the stated strike price versus the reduced strike price upon the down round feature being triggered. The fair value is measured in accordance with the measurement guidance in ASC 820, “Fair Value Measurement” in which the Company utilizes the Black-Scholes pricing model. Convertible instruments with embedded conversion options that have down round features are subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). During the year ended June 26, 2021, a down round feature present in the Convertible Facility and the 2020 Term Loan was triggered. Refer to Note 18 and Note 19 of the Consolidated Financial Statements for the year ended June 26, 2021 in Item 8.

Allocation of Interest to Discontinued Operations

Under ASC 205-20 “Discontinued Operations”, interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of a disposal transaction is allocated to discontinued operations. The amount of interest expense reclassified to discontinued operations is directly related to the amount of debt that will be repaid with funds received from the sale of discontinued operations. During the year ended June 26, 2021, the Company classified its New York operations as discontinued operations as a result of definitive agreements wherein the aggregate proceeds will be assigned to the lender of the 2020 Term Loan in partial satisfaction of the outstanding debt. Refer to Note 28 of the Consolidated Financial Statements for the year ended June 26, 2021 in Item 8. The Company elected not to reclassify other interest expenses which are not directly attributable to discontinued operations as permitted under ASC 205-20.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth following Item 16 of this Report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 26, 2021, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

Except as noted below, there were no changes in our internal control over financial reporting during fiscal year ended June 26, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the audit of the Consolidated Financial Statements for the year ended June 27, 2020, the Company’s independent auditors identified a material weakness in the Company’s internal control over the assessment of goodwill and long-lived asset for impairment. Due to the lack of internal controls around impairment, the initial impairment assessment was insufficient and not in compliance with the relevant US GAAP standards. As a result, the impairment assessment was reperformed and resulted in a material difference in the amount of impairment initially recorded. To remediate this internal control weakness, the Company developed a formal, documented process to identify, assess and calculate impairment on goodwill and long-lived assets held and used and held for sale in compliance with US GAAP. The Company implemented the new control procedures for the fiscal year beginning June 28, 2020. Management concluded that these controls were operating effectively as of June 26, 2021 and this internal control weakness was considered remediated.

We identified a material weakness in internal control over financial reporting related to the presentation and disclosure of financial statements, that if not corrected, could result in a material misstatement in our financial statements. This deficiency resulted in an error in the classification of certain for non-routine expenses, including impairments of goodwill and long-lived assets, changes in the fair value of contingent consideration and restructuring expenses, for the period ended June 27, 2020 and the allocation of income taxes for the period ended September 28, 2019. These presentation matters were identified during the preparation of interim financial statements. In connection with the SEC’s review of the Company’s registration statement on Form 10, non-routine expenses were reclassified to be included in loss from operations. Management confirmed that the error in the presentation of income taxes was limited to interim periods within fiscal year 2020 and did not impact the Company’s consolidated financial statements for the fiscal year ended June 27, 2020, as included in the Company’s registration statement on Form 10. Management has assessed the potential magnitude and concluded that they represent a material weakness in our internal control over financial reporting. To remediate this internal control weakness, the Company implemented additional controls around the review of financial statement presentation and disclosure for such transactions, including the preparation and review of a quarterly disclosure checklist to be reviewed by management for all new transactions and accounting standards. Management concluded that these controls were operating effectively as of June 26, 2021 and this internal control weakness was considered remediated.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following are our executive officers and directors.

Name	Position Held with Our Company	Age
Tom Lynch	Chief Executive Officer and Director	53
Tim Bossidy	Chief Operating Officer	33
Reece Fulgham	Chief Financial Officer	60
Tracy McCourt	Chief Revenue Officer	53
Niki Christoff	Director	43
Melvin Elias	Director	52
Errol Schweizer	Director	46
Cameron Smith	Director	55
Al Harrington	Director	41
Michael Serruya	Director	57

Business Experience

The following is a brief overview of the education and business experience of each of our directors and executive officers during at least the past five years, including their principal occupations or employment during the period, the name and principal business of the organization by which they were employed, and certain of their other directorships:

Tom Lynch was appointed Chief Executive Officer in July 2021, previously serving as interim Chief Executive Officer since March 2020, and was elected to the Board in November 2020 and appointed as Chairman in December 2020. Mr. Lynch is currently a Partner and Senior Managing Director of SierraConstellation Partners. Prior to joining SierraConstellation Partners in July 2018, Mr. Lynch was the co-founder and Managing Partner of Woods Hole Capital between July 2014 and July 2018. Prior to founding Woods Hole Capital, Mr. Lynch was the Chairman and Chief Executive Officer of Frederick’s of Hollywood Group (a publicly traded company). Prior to joining Frederick’s, Mr. Lynch was the CEO of Mellon HBV later renamed Fursa Alternative Strategies. Mr. Lynch has held executive positions with Mellon Institutional Asset Management, UBS Global Asset Management and the Dreyfus Corporation. Mr. Lynch is a graduate of St. Anselm College. In light of his business and many years of executive officer experience, the Company believes that Mr. Lynch is qualified to serve as a director of the Company.

Timothy Bossidy has served as Chief Operating Officer since March 2020. Mr. Bossidy is currently a Senior Director at SierraConstellation Partners where he has developed their cannabis practice and served in a number of interim management roles in cannabis and in retail. Prior to joining SierraConstellation Partners, Mr. Bossidy served as an investment banker at Goldman Sachs. Prior to joining Goldman Sachs, Mr. Bossidy served as a fixed income analyst at The Travelers Companies. Mr. Bossidy received a B.A. in Economics and English from the University of Notre Dame and an MBA from Kellogg School of Management at Northwestern University.

Reece Fulgham was appointed Chief Financial Officer in December 2020. Mr. Fulgham, a Managing Director of SierraConstellation Partners since January 2013, has over 30 years of accounting, financial management and restructuring experience. Reece’s experience as a CPA, auditor, board member, interim operating manager and advisor to both debtors and creditors encompasses more than 60 engagements across a broad range of industries. Prior to joining SCP, Mr. Fulgham spent seven years in public accounting in the audit and business advisory groups with Kenneth Leventhal & Company in Los Angeles, California. He joined Davis Wire in 1989 as the vice president of finance, subsequent to the company’s Chapter 11 filing, to develop and implement a plan of reorganization. The company successfully emerged from bankruptcy protection in 1991. Since then, Mr. Fulgham has provided interim management, financial and strategic advisory services to both companies in transition and their creditors. Currently, he serves as a board member and audit committee chair of Trussway Holdings, Inc. and Cornerstone Healthcare Group Holdings, Inc. Mr. Fulgham received his bachelor’s degree in Accounting from Texas State University and also practiced as a CPA in California.

Tracy McCourt has served as Chief Revenue Officer Since December 7, 2020. From September 2016 until October 2020, Ms. McCourt worked with Zappos, most recently as Chief Strategist, Brand Awareness Marketing leading the strategy for the brand affinity team, and from January 2015 to June 2016, she was a customer lifecycle and CRM marketing consultant for Zappos. Prior to that, from April 2016 to September 2016, Ms. McCourt developed marketing and global customer experience at Guess? Before joining Zappos, she was the Chief Marketing Officer for Frederick’s of Hollywood. Ms. McCourt holds a Bachelor’s Degree from University of California, Irvine.

Melvin Elias has been a director since February 2020. Mr. Elias is an active investor, entrepreneur and developer in Los Angeles. He has past and present board experience in CPG and consumer facing businesses both in the US and internationally. Since October 2019, Mr. Elias has been actively involved with DivergentIP, LLC, a start-up he recently co-founded, which will be launching a coffee capsule system in the U.S., and is currently an advisor to various venture funds and businesses. He was President and CEO of The Coffee Bean & Tea Leaf for six years, until it was sold to private equity in 2013 where he was responsible for almost 1,000 stores and a global omni-channel business in excess of $500 million in systemwide sales. He remained on the board of The Coffee Bean & Tea Leaf with additional advisory duties until the company was recently sold again in September 2019. Prior to his career in coffee retail, Mr. Elias was the Managing Director of the Tower Records Franchise in Malaysia and practiced law in Singapore for two years. Mr. Elias graduated from the London School of Economics and served in the Singapore Military for two and a half years. Mr. Elias’s qualifications to serve on our Board includes leadership and transactional experience, as well as special expertise with respect to large retail business and operations.

Errol Schweizer has been a director since March 2020. Mr. Schweizer has over 25 years of experience in the food and cannabis industries, including 15 years at Whole Foods Market, where he held a number of roles within the organization, including Vice President of Grocery. In this role, Mr. Schweizer oversaw merchandising, product assortment, promotional programs and financial performance for over 80 product categories and $5 billion in annual sales. Mr. Schweizer departed Whole Foods Market in 2016 and since then has been a strategic advisor to several high-growth retailers and brands. Mr. Schweizer’s qualifications to serve on our Board include extensive experience in the food and cannabis industries.

Cameron Smith has been a director since February 2020. Since July 2017, Mr. Smith has operated a private angel investment and advisory fund that focuses on better-for-you foods. Prior to his investment and advisory business, since October 2007, Mr. Smith was the President of Quantlab Financial, a Houston based quantitative trading company that trades globally in multiple asset classes. Mr. Smith came to Quantlab after working for various electronic markets that pioneered the introduction of fair, open, transparent stock exchanges in the United States, Europe and Canada. Mr. Smith began his career at the United States Securities and Exchange Commission and was the General Counsel for Island ECN, Inc. Mr. Smith’s qualifications to serve on our Board includes experience engaging with regulators, government and the media as an executive at various high profile companies in the heavily regulated securities industry.

Niki Christoff has been a director since May 2020. From July 2017 until June 2020, Ms. Christoff previously served as a Senior Vice President of Strategy and Government Relations at Salesforce. Prior to joining Salesforce, Ms. Christoff served as Senior Director of Public Policy at Uber between December 2015 and June 2017. Ms. Christoff also held a number of positions at Google over a span of eight years, including most recently, serving as Director of Global Communications and Public Affairs. In 2019, Ms. Christoff was named one of Fortune’s “25 Most Powerful Women in Politics.” Ms. Christoff’s qualifications to serve on our Board includes executive officer experience with large consumer facing companies and with governmental relations.

Al Harrington was appointed to the Board in August 2020. In January 2014, Mr. Harrington founded Viola, Inc., a premium cannabis company that focuses on increasing minority ownership, reinvesting in the community, and creating opportunity through social equity, and since June 2014 he has served as Chief Executive Officer. Additionally, he is also the founder of Harrington Wellness, a manufacturing company of non-psychoactive cannabinoid products, which currently produces cannabis topical solutions. Prior to his entry into the cannabis industry, Mr. Harrington was a professional basketball player for 16 seasons in the NBA, playing for the Indiana Pacers, the Atlanta Hawks, the Golden State Warriors, as well as the New York Knicks, among others. He also currently serves as an active member of the Minority Cannabis Business Association, the Cannabis Trade Federation and Tidal Royalty’s Advisory Board. Ms. Harrington’s qualifications to serve on our Board includes his experience with the cannabis industries and related associations.

Michael Serruya was appointed to the Board in August 2021. Mr. Serruya currently serves as Managing Director of Serruya Private Equity Inc. Previously, Mr. Serruya co-founded (and remains an owner of) Yogen Früz Worldwide Inc., and co-founded CoolBrands International Inc. where from 1994 to 2000 he served as Chairman and Chief Executive Officer. CoolBrands was a leading consumer packaged goods company focused on frozen desserts, which included such brands as Weight Watchers, Eskimo Pie, Tropicana and Godiva Ice Cream. From 2013 to 2016, Mr. Serruya was Chairman and Chief Executive Officer of Kahala Brands, a multinational franchisor with over 1,400 stores globally. Kahala Brands owned Cold Stone Creamery, Taco Time and Blimpie Subs. From 2018 to 2021, Mr. Serruya was Chairman of Global Franchise Group, a multinational franchisor with over 700 stores globally. Global Franchise Group owned Round Table Pizza Royalty, Marble Slab Creamery, Hot Dog on a Stick, Pretzelmaker and MaggieMoo’s Ice Cream and Treatery. Mr. Serruya’s to serve on our Board includes his business experience in the consumer and retail industry.

Michael Serruya was appointed to the Board in connection with a Board Nomination Rights Agreement with S5 Holdings LLC (“S5 Holdings”) pursuant to which so long as S5 Holdings’ diluted ownership percentage of MedMen (including the proportionate equity ownership of securities held by the SPV) is at least 9%, S5 Holdings will be entitled to designate one individual to be nominated to serve as a director of the Company. Mr. Serruya controls S5 Holdings.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Board Leadership Structure

Our board of directors does not have a policy on whether or not the role of the Chief Executive Officer and Chairman should be separate or, if it is to be separate, whether the Chairman should be selected from the non-employee directors or be an employee. Currently, we operate with Mr. Lynch serving as our Chairman and our Chief Executive Officer. We currently believe that Mr. Lynch serving in both capacities best serves the Company and suits the talents, expertise and experience that Mr. Lynch brings to the Company.

Board Committees

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. The composition and responsibilities of each of the committees of our board of directors is described below. Members will serve on these committees until their resignation or until as otherwise determined by our board of directors.

Audit Committee

We have established an audit committee consisting of Mel Elias, Errol Schweizer and Tom Lynch. In addition, our Board has determined that Mel Elias, Chairman of the audit committee, is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	assist the Board in the discharge of its duties relating to the Corporation’s financial reporting, including the audits of the Corporation’s financial statements and the integrity of the Corporation’s financial statements and internal controls;

●	establish and maintain a direct line of communication with the Corporation’s external auditor and assess their performance and independence;

●	oversee the work of the external auditor engaged to prepare or issue an auditor’s report or to prepare other audit, review or attest services for the Corporation, including resolution of disagreements between management and the external auditor regarding financial reporting;

●	ensure that management has designed, implemented and is maintaining an effective system of internal controls and disclosure controls and procedures;

●	monitor the credibility and objectivity of the Corporation’s financial reports;

●	report regularly to the Board on the fulfillment of the Committee’s duties, including any issues that arise with respect to the quality or integrity of the Corporation’s financial statements, the Corporation’s compliance with legal or regulatory requirements, the performance and independence of the external auditor or the internal audit function;

●	assist, with the assistance of the Corporation’s legal counsel, the Board in discharging its duties relating to the Corporation’s compliance with legal and regulatory requirements; and

●	assist the Board in discharging its duties relating to risk assessment and risk management.

Compensation Committee

Our compensation committee currently consists of Cameron Smith, who is the chair of the committee, and Errol Schweizer, each of whom are independent in accordance with the standards of Nasdaq. Each member of our compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The functions of the compensation committee include:

●	reviewing and, if deemed appropriate, recommending to our board of directors policies, practices and procedures relating to the compensation of our directors, officers and other managerial employees and the establishment and administration of our employee benefit plans;

●	determining or recommending to the board of directors the compensation of our executive officers; and

●	advising and consulting with our officers regarding managerial personnel and development.

Our compensation committee operates under a written charter adopted by our board of directors, a current copy of which is available on our website at http://medmen.com/investors.

Corporate Governance and Nominating Committee

Our corporate governance and nominating committee currently consists of Niki Christoff and Al Harrington. The corporate governance and nominating committee has adopted a committee charter, which details the principal functions of the committee, including:

●	Develop and recommend to the Board a set of corporate governance guidelines, policies and procedures, and annually assess the Company’s corporate governance guidelines, policies and procedures, as well as the charter for the Board committees.

●	Make recommendations regarding the size and composition of the Board with a view to maintain the composition of the Board in a way which provides the best mix of skills, experience, age, gender and diversity to guide the long-term strategy and ongoing business operations of the Company.

●	Establish and recommend to the Board, qualification criteria for the selection of directors to serve on the Board and annually review the appropriate experience, skills and characteristics required of each existing and new director of the Company.

●	Approve an appropriate orientation and education program for directors and oversee the training and orientation of directors, and evaluate the performance and effectiveness of the Board, the Chair, and each committee.

●	Review and recommend to the Board, succession planning programs for Senior Executives and contingency preparedness.

In recommending nominations to the Board, the Nominating Committee is to (i) consider whether the candidate’s competencies, skills and personal qualities are aligned with the Company’s needs and any criteria for selecting new directors established by the Nominating Committee; (ii) consider the commitment of time and resources that the candidate is able to devote to the Company as a member of the Board in light of what the Company expects from the candidate; (iii) consider the recommendations of the Chair of the Board, if any; and (iv) ensure that the candidate understands the demands and expectations of being a director of the Company.

Code of Ethics

MedMen Enterprises Inc. and its subsidiaries, including MM Enterprises USA, LLC have adopted the Code of Business Conduct and Ethics (the “Code”) to assist all directors, officers, employees (whether temporary, fixed-term or permanent), consultants and contractors (collectively, the “MedMen Representatives”) of the Company and its subsidiaries to maintain the highest standards of ethical conduct in corporate affairs. Our Code also includes codes of ethics for our chief executive and principal financial officers and any persons performing similar functions.

The purpose of this Code is to encourage among MedMen Representatives a culture of honesty, accountability and fair business practice. We believe our Code is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the Code. Each MedMen Representative must adhere to this Code and cooperate fully in any investigations initiated by MedMen under this Code or by securities regulators or other competent legal authorities.

The Code is not intended to limit, prevent, impede or interfere in any way with any MedMen Representatives’ right, without prior notice to the Company, to provide information to the government, participate in investigations, testify in proceedings regarding the Company’s past or future conduct, or engage in any activities protected under whistleblower statutes.

Further information on the Company’s Code can be found on the investor relations portal on our website at investors.medmen.com. Any waivers of the application, and any amendments to, our code of ethics must be made by our board of directors. Any waivers of, and any amendments to, our code of ethics will be disclosed promptly on our Internet website.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and the persons who beneficially own more than ten percent of our Class B Subordinate Voting Shares, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us. Based solely on the reports received by us and on the representations of the reporting persons, we believe that our directors and executive officers complied with all applicable filing requirements during the fiscal year ended June 26, 2021, except (i) Reece Fulgham did not timely file a Form 3; (ii) Timothy Bossidy, Thomas Lynch and Tracy McCourt each have not timely filed a Form 4 reporting one transaction; (iii) Nicole Christoff, Albert Harrington, Errol Schweizer and each have not timely filed a Form 4 reporting two transactions; (iv) Melvin Elias and Cameron Smith each have not timely filed two Form 4’s reporting three transactions, and (v) former director Benjamin Rose filed one late Form 4 reporting four transactions.

Further, based solely on the reports received by us and on the representations of the reporting persons, we believe each greater than ten percent holder complied with all applicable filing requirements during the fiscal year ended June 26, 2021, except (i) Wicklow Capital Inc. (“Wicklow”), Gotham Green Partners LLC (“GGP”), and Parallax Volatility Advisers, L.P. (“Parallax”) each did not file timely a Form 3; (ii) Wicklow has not timely filed two late Form 4s reporting two transactions; and (ii) GGP filed one late Form 4 reporting transactions relating to certain convertible notes and warrants under the Company's Convertible Facility.

ITEM 11.	EXECUTIVE COMPENSATION

Overview of Executive Compensation

The Board is authorized to review and approve annually all compensation decisions relating to the executive officers of the Company. In accordance with reduced disclosure rules applicable to emerging growth companies as set forth in Item 402 of Regulation S-K, this section explains how the Company’s compensation program is structured for its Chief Executive Officer and the other executive officers named in the Summary Compensation Table (the “named executive officers”).

Compensation Governance

The Board has not adopted any formal policies or procedures to determine the compensation of the Company’s directors or executive officers. The compensation of the directors and executive officers is determined by the Board, based on the recommendations of the Compensation Committee. Recommendations of the Compensation Committee are made giving consideration to the objectives discussed below and, if applicable, considering applicable industry data.

The Compensation Committee currently consists of three directors: Errol Schweizer, Niki Christoff and Cameron Smith (Chairman), all of whom have direct and indirect experience relevant to their roles as members of the Compensation Committee. For details regarding the experience of the members of the Compensation Committee, see “Director and Executive Officers.”

The role and responsibility of the Compensation Committee is to assist the Board in fulfilling its responsibilities for establishing compensation philosophy and guidelines. Additionally, the Compensation Committee has responsibility for fixing compensation levels for the directors and executive officers and for entering into employment, severance protection, change in control and related agreements and plans for the CEO and other executive officers, provided that any individual agreement with the CEO is subject to Board approval. In addition, the Compensation Committee is charged with reviewing the Stock and Incentive Plan (as hereinafter defined) and proposing changes thereto, approving any awards of options under the Stock and Incentive Plan and recommending any other employee benefit plans, incentive awards and perquisites with respect to the directors and executive officers. The Compensation Committee is also responsible for reviewing, approving and reporting to the Board annually (or more frequently as required) on the Company’s succession plans for its executive officers.

The Compensation Committee endeavors to ensure that the philosophy and operation of the Company’s compensation program reinforces its culture and values, creates a balance between risk and reward, attracts, motivates and retains executive officers over the long-term and aligns their interests with those of the Company’s shareholders. In addition, the Compensation Committee is to review the Company’s annual disclosure regarding executive compensation for inclusion where appropriate in the Company’s disclosure documents.

Elements of Compensation

Base Salary

Base salary is the fixed portion of each executive officer’s total compensation. It is designed to provide income certainty. In determining the base level of compensation for the executive officers, weight is placed on the following factors: the particular responsibilities related to the position, salaries or fees paid by companies of similar size in the industry, level of experience of the executive and overall performance and the time which the executive officer is required to devote to the Company in fulfilling his or her responsibilities.

Short-Term Incentive Awards

A cash incentive payment or bonus is a short-term incentive that is intended to reward each executive officer for his or her individual contribution and performance of personal objectives in the context of overall corporate performance. Cash bonuses are designed to motivate executive officers to achieve personal business objectives and to be accountable for their relative contribution to the Company’s performance, as well as to attract and retain executives. In determining compensation and, in particular, bonuses, the Compensation Committee and the Board consider factors over which the executive officer can exercise control, such as their role in identifying and completing acquisitions and integrating such acquisitions into the Company’s business, meeting any budget targets established by controlling costs, taking successful advantage of business opportunities and enhancing the competitive and business prospects of the Company.

Long-Term Equity Incentive Awards

Long-term incentives are intended to align the interests of the Company’s directors and executive officers with those of the shareholders and to provide a long-term incentive that rewards these parties for their contribution to the creation of shareholder value. In establishing the number of, Long-Term Incentive Plan Units, (“LTIP”), nonqualified stock options (“NQSOs”), incentive stock options (“ISOs”) (collectively, “Options”) and restricted stock units (“RSU Awards”) to be granted, reference is made to the recommendations made by the Compensation Committee as well as, from time to time, the number of similar awards granted to officers and directors of other publicly-traded companies of similar size in the same business as the Company. The Compensation Committee and the Board also consider previous grants of Options or RSU Awards and the overall number of Options or RSU Awards that are outstanding relative to the number of outstanding securities in determining whether to make any new grants of Options or RSU Awards and the size and terms of any such grants. With respect to executive officers, the Compensation Committee and the Board also consider the level of effort, time, responsibility, ability, experience and level of commitment of the executive officer in determining the level of long-term equity incentive awards. With respect to directors, the Compensation Committee and the Board also consider committee assignments and committee chair responsibilities, as well as the overall time requirements of the Board members in determining the level of long-term equity incentive awards.

Summary Compensation Table

The following table sets forth all compensation paid to or earned by the named executive officers of the Company during the fiscal years ended June 26, 2021 and June 27, 2020.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Tom Lynch	2021	‒	‒	$635,553	$16,607	‒	‒	$652,160
Chief Executive Officer (2)	2020	‒	‒	‒	‒	‒	‒	‒

Reece Fulgham	2021	‒	‒	‒	‒	‒	‒	‒
Chief Financial Officer (3)

Tim Bossidy (4)	2021	‒	‒	$635,553	$16,607	‒	‒	$652,160
Chief Operating Officer

Mike Lane (5)	2021	$275,001	‒	$121,328	$50,226	‒	‒	$446,555
Chief Information Officer	2020	$253,717	‒	$27,500	$76,903	‒	‒	$358,120

Tracy McCourt (6)	2021	$299,000	‒	‒	$40,854	‒	‒	$339,854
Chief Revenue Officer

Zeeshan Hyder	2021	$180,865	‒	$171,554		‒	‒	$352,419
Former Chief Financial Officer (7)	2020	$541,563	‒	$350,706	‒	‒	‒	$892,269

(1)	The amounts disclosed above reflect the full grant date fair values in accordance with FASB ASC Topic 718. See “Note 21 - Share-Based Compensation” to our consolidated financial statements for the fiscal year ended June 26, 2021.
(2)	Mr. Lynch became interim Chief Executive Officer in March 2020. Mr. Lynch is a Partner and Senior Managing Director at SierraConstellation Partners LLC (“SCP”), which in March 2020 was retained to support the Company in the development and execution of its turnaround and restructuring plan. For a description of the terms of the Management Services Agreement, see “Item 13 - Certain Relationships and Related Transactions.” During the fiscal year ended June 26, 2021, Mr. Lynch was granted options to purchase 124,868 Subordinate Voting Shares with an exercise price of $0.17 per share and an aggregate of 1,696,135 RSUs.
(3)	Mr. Fulgham was appointed Chief Financial Officer on December 16, 2020. Mr. Fulgham is a Managing Director at SCP, which in March 2020 was retained to support the Company in the development and execution of its turnaround and restructuring plan. For a description of the terms of the Management Services Agreement, see “Item 13 - Certain Relationships and Related Transactions.”
(4)	Mr. Bossidy was appointed Chief Operating Officer in March 2020. Mr. Bossidy is Senior Director at SCP, which in March 2020 was retained to support the Company in the development and execution of its turnaround and restructuring plan. For a description of the terms of the Management Services Agreement, see “Item 13 - Certain Relationships and Related Transactions.” During the fiscal year ended June 26, 2021, Mr. Bossidy was granted options to purchase 124,868 Subordinate Voting Shares with an exercise price of $0.17 per share and an aggregate of 1,696,135 RSUs.

(5)	Mr. Lane became Chief Information Officer in June 2020 and had been employed by the Company since 2018. On September 10, 2021, Mr. Lane notified the Company of his resignation effective October 8, 2021. During the year ended June 26, 2021, Mr. Lane was granted options to purchase 377,644 Subordinate Voting Shares with an exercise price of $0.17 per share and 1,324,098 RSUs.
(6)	Ms. McCourt was appointed Chief Revenue Officer on December 7, 2020. During the fiscal year ended June 26, 2021, Ms. McCourt was granted options to purchase 307,180 Subordinate Voting Shares with an exercise price of $0.20 per share.
(7)	Mr. Hyder became Chief Financial Officer in October 2019 and resigned on December 16, 2020. See also “Separation Agreement” below for further information. During the fiscal year ended June 26, 2021, Mr. Hyder was granted options to purchase 377,644 Subordinate Voting Shares with an exercise price of $0.17 per share and 1,324,098 RSUs.

Employment and Severance Agreements

The Company does not have employment agreements with any of its named executive officers.

Sierra Constellation Partners

On July 12, 2021, in connection with Mr. Lynch’s appoint as permanent Chief Executive Officer (“CEO”), the Company and SierraConstellation Partners LLC (“SCP”) entered into a Transaction and Retention Bonus Agreement (the “Retention Agreement”). Previously, in March 2020, the Company retained SCP, an interim management and advisory firm, to support the Company in the development and execution of its turnaround and restructuring plan and Mr. Lynch to serve as the Company’s interim Chief Executive Officer. Mr. Lynch is a Partner and Senior Managing Director at SCP. For fees paid to SCP, of which Mr. Lynch, the Company’s Chief Executive Officer, is a Partner and Senior Managing Director, see “Item 13 - Certain Relationships and Related Transactions.”

Pursuant to the Retention Agreement, the Company will pay SCP, in connection with the CEO’s continued service, a bonus award in the aggregate amount of $750,000 (the “Bonus Award”), $500,000 of which will become payable payable upon the consummation of a Transaction that occurs prior to June 1, 2022 (the “Transaction Bonus”), and $250,000 of which will become payable payable on June 1, 2022, each subject to the CEO’s continued service (the “Retention Bonus”). The Retention Bonus will be paid regardless of the consummation of a Transaction prior to June 1, 2022. A “Transaction” means a transaction or series of transactions that constitute (i) the sale of all or substantially all of the Company’s assets, (ii) the sale of all or substantially all of the equity interests of the Company, including through a sale or exchange of capital stock or other equity interest, a merger, consolidation, or other business combination, or (iii) the recapitalization or restructuring of all or substantially all of the equity and/or debt securities and/or other indebtedness of the Company, which recapitalization or restructuring is effected pursuant to an exchange transaction, tender offer, plan of reorganization, plan of arrangement, or otherwise. The occurrence of a Transaction and the effective date will be determined by the Company’s Board of Directors (the “Board”) in its sole discretion. If a transaction is not consummated prior to June 1, 2022, the Transaction Bonus will not become payable and will be forfeited.

As a condition of SCP receiving any portion of the Bonus Award, Mr. Lynch must continuously and actively serve as CEO of the Company on the applicable payment date of each part of the Bonus Award. If the CEO’s service with the Company is terminated prior to any payment date, the Bonus Award will not become payable.

If, prior to both June 1, 2022 and the consummation date of a Transaction, Mr. Lynch’s service as CEO of the Company is terminated by the Company other than for Cause, or Mr. Lynch terminates service with the Company for Good Reason, then (i) 100% of the Transaction Bonus will become payable, and (ii) a prorated portion of the Retention Bonus will become payable, based on the number of months served between June 1, 2021 and June 1, 2022. If, upon or following the consummation of a Transaction and prior to June 1, 2022, Mr. Lynch’s service as CEO of the Company is terminated by the Company other than for Cause, or Mr. Lynch terminates service with the Company for Good Reason, then the Retention Bonus will be payable in full. If Mr. Lynch’s service as CEO of the Company is terminated for any other reason, any unpaid portion of the Transaction Bonus and the Retention Bonus will be forfeited. “Cause” means (i) indictment for, conviction of, or a plea of guilty or no contest to, any indictable criminal offence or any other criminal offence involving fraud, misappropriation or moral turpitude, (ii) failure to perform duties to the Company or to follow the lawful direction of the Board for any reason other than illness or physical or mental incapacity, or a breach of fiduciary duty, as determined in the sole discretion of the Board (iii) theft, fraud, or dishonesty or in connection with the CEO’s duties, (iv) violation of the Company’s code of conduct or similar written policies, (v) willful misconduct unrelated to the Company or any of its affiliates having, or likely to have, a material negative impact on the Company or any of its affiliates (economically or its reputation), or (vi) an act of gross negligence or willful misconduct. “Good Reason” means without the CEO’s consent, (i) any material diminution in responsibilities, authorities, title or duties, (ii) any material reduction in base salary, (iii) a relocation of the CEO’s principal place of service by more than 50 miles; provided that the CEO has given the Company written notice of termination, setting forth the conduct of the Company that is alleged to constitute Good Reason, within 30 days following the occurrence of such event, and the Company fails to cure such conduct within 30 days. Removal of the CEO from the Board does not constitute Good Reason.

Separation Agreement

On December 31, 2020, in connection with the resignation of Zeeshan Hyder as Chief Financial Officer, the Company and Mr. Hyder entered into a Separation Agreement. Pursuant to the terms of the Separation Agreement, (a) Non-Qualified Stock Options exercisable for 377,644 shares of Class B Subordinate Voting Shares, which were granted to Mr. Hyder on September 9, 2020 with an exercise price per share of C$0.22, will remain exercisable for a period of three months after the filing by the Company of a Registration Statement on Form S-8 that includes the shares underlying such options, (b) 248,268 Restricted Stock Units (“RSUs”), which were part of an award of 1,324,098 RSUs granted on September 9, 2020, immediately vested, and (c) 123,007 shares, which were part of a Restricted Stock Award of 173,656 shares granted on July 30, 2019, immediately vested. As of December 31, 2020, Mr. Hyder also held vested stock options exercisable for 162,291 shares at an exercise price of C$5.25 per share, which were granted on May 29, 2018, that will be exercisable for a period of three months after his departure. All remaining unvested awards held by Mr. Hyder were immediately forfeited and terminated pursuant to the terms of the 2018 Stock and Incentive Plan and applicable award agreements.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information with respect to option awards held by the named executive officers as of June 26, 2021.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)(1)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
Tom Lynch(2)	124,868	‒	$0.18	9/9/2025	‒	‒
Reece Fulgham	‒	‒	‒	‒	‒	‒
Tim Bossidy(2)	124,868	‒	$0.18	‒	‒	‒
Mike Lane(3)	‒	543,471	$2.16	9/9/2025	543,471	$1,175,885
	76,490	20,130	$4.27	5/29/2028	20,130	$85,963
	377,644	‒	$0.18	9/9/2025	‒	‒
Tracy McCourt(4)	307,180	‒	$0.20	12/7/2025	‒	‒
Zeeshan Hyder	‒	‒	‒	‒	‒	‒

(1)	Assumes CAD/USD exchange rate of $0.813405. Market value of stock awards is based on the closing price per share on June 25, 2021 on the CSE.

(2)	For each officer, the options were granted on September 9, 2020 and vested immediately upon grant.

(3)	Options exercisable for 543,471 Subordinate Voting Shares were granted on July 31, 2019 and vest as follows: 33% when the share price on the CSE surpasses C$15.00, 33% when the share price surpasses C$30.00 and 33% when the share price surpasses C$60.00. Options exercisable for 96,620 Subordinate Voting Shares vest as follows: 25% on the one-year anniversary of the grant date of May 29, 2018 and 1/48 per month thereafter. Options exercisable for 377,644 Subordinate Voting Shares were granted on September 9, 2020 and vested immediately upon grant.

(4)	Options were granted on December 7, 2020 and vested immediately upon grant.

Director Compensation

The Company’s non-employee directors each receive an annual fee, which is paid on a quarterly basis, of $250,000, of which one-third is paid in cash and two-thirds is paid in Subordinate Voting Shares. The number of shares is based upon the higher of the closing share price on the CSE on either of the two days prior to each individual non-employee director’s appointment to the Board. In addition, the Chairperson of the Audit Committee receives an additional $50,000 annually, which is paid on a quarterly basis, in the form of Subordinate Voting Shares, the number of which is based on the closing price of the Subordinate Voting Shares on the CSE as of the last trading day of the fiscal quarter. The annual fee for non-employee directors is reviewed annually. Directors are also reimbursed for Company-related out-of-pocket expenses, including travel expenses. The following table sets forth all compensation paid to or earned by each non-employee director of the Company during fiscal year 2021.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Total ($)
Niki Christoff	$87,500	$84,674	$172,174
Melvin Elias	$87,500	$110,000	$197,500
Al Harrington	$65,138	$72,803	$137,941
Errol Schweizer	$87,500	$100,000	$187,500
Cameron Smith	$87,500	$110,000	$197,500
Benjamin Rose (former director) (3)	$60,833	$75,725	$136,558
Christopher Ganan (former director) (4)	$39,954	$79,909	$119,863

(1)	The amounts disclosed above reflect the full grant date fair values in accordance with FASB ASC Topic 718. See “Note 21 - Share Based Compensation” to our consolidated financial statements for the year ended June 26, 2021. For each director, the number of shares issued was determined by dividing the issue date value of the award by the closing price of the Subordinate Voting Shares on the date of issuance.
(2)

During fiscal year ended 2021, the directors received the following Subordinate Voting Shares as part of their compensation:

Ms. Christoff – 271,436 shares

Mr. Elias – 362,704 shares

Mr. Harrington – 423,155 shares

Mr. Schweizer – 551,160 shares

Mr. Smith – 362,704 shares

Mr. Rose – 323,193shares

Mr. Ganan – 232,897 shares

(3)	Mr. Rose resigned as a director on December 14, 2020.
(4)	Mr. Ganan’s term as a director expired on November 10, 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our Subordinate Voting Shares for:

●	Each of our directors.

●	Each of our named executive officers.

●	All of our directors and executive officers as a group.

●	Each person who we know beneficially owns more than five percent of our Subordinate Voting Shares.

Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o MedMen Enterprises Inc., 10115 Jefferson Boulevard, Culver City, California, 90232.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of Subordinate Voting Shares that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 1,193,505,976 Subordinate Voting Shares outstanding at September 15, 2021. There are no Class A Super Voting Shares outstanding. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares subject to options, warrants, units, Redeemable Units, LTIP Units and MedMen Corp. Redeemable Shares held by that person that are currently exercisable or exercisable within 60 days of September 15, 2021. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than one percent is denoted with an “*”.

	Shares Beneficially Owned
	Subordinate Voting Shares
Name of Beneficial Owner	Shares	%

Named Executive Officers and Directors
Tom Lynch (1)	974,947	*
Tim Bossidy (1)	974,947	*
Reece Fulgham (2)	114,345	*
Tracy McCourt (2)	427,389	*
Michael Lane (1)	1,206,495	*
Niki Christoff	558,434	*
Mel Elias	772,646	*
Al Harrington	710,153	*
Errol Schweizer	983,093	*
Michael Serruya (3)(5)	988,619,812	44.7%
Cameron Smith	752,221	*
All executive officers and directors as a group (11 persons) (4)	976,094,482	45.0%
5% Security Holders
Superhero Acquisition Corp. (5)	941,038,515	44.1%
Tilray, Inc. (5)	941,038,515	44.1%
MOS Holdings Inc. (5)	941,038,515	44.1%
Gotham Green Partners, LLC (6)	283,002,717	19.2%
Parallax Master Fund, L.P (7)	83,570,253	6.7%
Sam Serruya (8)	66,791,429	5.4%
Clara Serruya (8)	66,791,429	5.4%
Wicklow Capital, Inc. (9)	60,858,526	5.1%

(1)	For each executive officer, includes the following Subordinate Voting Shares issuable upon exercise of options and vested RSUs for which the underlying Subordinate Voting Shares have not been issued:

Executive Officer	Option Shares	RSU Shares
Tom Lynch	338,898	636,049
Tim Bossidy	338,898	636,049
Michael Lane	661,050	496,536

On September 10, 2021, Mr. Lane notified the Company of his resignation effective October 8, 2021.

(2)	Consists of Subordinate Voting Shares issuable upon exercise of options.
(3)	Includes the following securities held directly by Superhero Acquisition L.P. (“Superhero LP”): (a) 805,771,851 Subordinate Voting Shares issuable upon conversion of the outstanding principal and accrued interest of Facility Notes as of August 17, 2021, and (b) 135,266,664 Subordinate Voting Shares issuable upon exercise of warrants, Superhero Acquisition Corp. (“Superhero GP”) is the general partner of Superhero LP. See footnote (5) below for a further description of Superhero LP and Superhero GP. Also includes the following securities held directly by S5 Holdings Limited Liability Company (“S5 Holdings”): (a) 18,054,621 Subordinate Voting Shares, (b) 4,318,343 Subordinate Voting Shares issuable upon exercise of warrants, and (c) a Short-Term Subscription Right assuming the issuance of 20,833,333 Units at an exercise price of $0.24 per Unit (with each Unit consisting of one Share and one-quarter share purchase warrant and a whole warrant exercise price of $0.288 per share). Michael Serruya controls S5 Holdings. Mr. Serruya for purposes of Rule 13d-3 under the Exchange Act may be deemed the beneficial owner with respect to the securities held directly record by Superhero LP and S5 Holdings. Michael Serruya has sole voting and investment power with respect to securities directly held by S5 Holdings and shared voting and investment power with respect to securities held directly by Superhero LP. Mr. Serruya disclaims beneficial ownership over the securities held directly by Superhero LP, except with respect to such securities that represent the proportionate interest held by S5 Holdings in Superhero LP. The address for Michael Serruya is 210 Shields Court, Markham, Ontario L3R 8V2 Canada.
(4)	Includes an aggregate of (a) 1,880,580 Subordinate Voting Shares issuable upon exercise of options and (b) 1,768,634 vested RSUs for which the underlying Subordinate Voting Shares have not been issued. See also footnote (3).
(5)	Consists of 805,771,851 Subordinate Voting Shares issuable upon conversion of the outstanding principal and accrued interest of Facility Notes as of August 17, 2021, and 135,266,664 Subordinate Voting Shares issuable upon exercise of warrants held directly by Superhero LP, of which Superhero GP is the general partner. Tilray, Inc., a public company with Class 2 common stock listed on the Nasdaq Global Select Market, owns approximately two-thirds of the outstanding equity interests in Superhero GP. MOS, which is solely owned by Michael Serruya, holds approximately one-third of the outstanding equity interests in Superhero GP. Accordingly, for purposes of Rule 13d-3 under the Exchange Act, Tilray and MOS may be deemed the beneficial owners with respect to the securities held of record by Superhero LP and have shared voting and investment power with respect to such securities. The address of MOS is 210 Shields Court, Markham, Ontario L3R 8V2 Canada. The address of Tilray, Inc. is 655 Madison Ave., Suite 1900, New York, New York 10065.

(6)	Based on information provided in a Schedule 13G/A filed on August 27, 2021. Consists of securities held by the following entities:

Entity	Subordinate Voting Shares underlying Facility Notes*	Subordinate Voting Shares underlying Warrants
Gotham Green Fund I HoldCo, LLC	4,577,767	1,511,744
Gotham Green Fund I(Q) HoldCo, LLC	18,313,928	6,047,925
Gotham Green Fund II HoldCo, LLC	10,047,771	1,023,324
Gotham Green Fund II(Q) HoldCo, LLC	58,481,566	5,956,100
Gotham Green Partners SPV IV Hold Co, LLC	104,622,868	3,449,154
Gotham Green Partners SPV VI HoldCo, LLC	31,652,657	37,317,913

*	Includes outstanding principal and accrued interest of such convertible notes as of August 17, 2021.

Gotham Green Partners LLC is the SEC registered investment adviser to the funds referenced below. Gotham Green GP 1 LLC is the manager of Gotham Green Fund 1 HoldCo, LLC and Gotham Green Fund 1(Q) HoldCo, LLC, and also the general partner of Gotham Green Fund 1, L.P. and Gotham Green Fund 1(Q), L.P. Gotham Green GP II, LLC is the manager of Gotham Green Fund II HoldCo, LLC and Gotham Green Fund II(Q) HoldCo, LLC, and also the general partner of Gotham Green Fund II, L.P. and Gotham Green Fund II(Q), L.P. Gotham Green Partners SPV IV GP, LLC is the manager of Gotham Green Partners SPV IV HoldCo, LLC, and also the general partner of Gotham Green Partners SPV IV, L.P. Gotham Green Partners SPV VI GP, LLC is the manager of Gotham Green Partners SPV VI HoldCo, LLC and the general partner of Gotham Green Partners SPV VI, L.P. Jason Adler is the managing member of each manager of each HoldCo and Gotham Green Partners, LLC. Each HoldCo also has an independent committee that has exclusive control over operational and governance decisions of the Company, to the extent applicable, that each HoldCo may be able to influence as a result of its holding of MedMen securities. Gotham Green Partners, LLC disclaims beneficial ownership, as defined in Rule 13d-3 under the Securities Act, of any of such securities. The address of Gotham Green Partners, LLC is 1437 4th Street, Santa Monica, CA 90401.

(7)	Based on information provided in a Schedule 13G/A filed on August 23, 2021. Consists of (a) 31,250,000 Subordinate Voting Shares, (b) 9,624,864 Subordinate Voting Shares issuable upon conversion of a Senior Secured Convertible Note, (c) 11,445,389 Subordinate Voting Shares issuable on exercise of warrants dated as of August 17, 2021, and (d) 31,250,000 shares issuable on exercise of Warrants dated as of May 17, 2021. Parallax Volatility Advisers, L.P. (the “Parallax Advisers”), and Parallax Partners, LLC (the “Parallax Partners”), are the investment adviser and general partner, respectively, of investment funds, including the Parallax Master Fund, L.P. S. Daniel Hutchison and William F. Bartlett are the control persons of Parallax Advisors and Parallax Partners. Such persons share voting and investment power. Each disclaims membership in a group and disclaims beneficial ownership of such Subordinate Voting Shares except to the extent of that person’s pecuniary interest therein. The address for such holders is 88 Kearny Street, 20th Floor, San Francisco, California 94108.
(8)

For each shareholder, consists of (a) 33,328,977 Subordinate Voting Shares, (b) 12,629,119 Subordinate Voting Shares issuable upon exercise of warrants, and (c) a Short-Term Subscription Right assuming the issuance of 20,833,333 Units at an exercise price of $0.24 per Unit (with each Unit consisting of one Share and 1/4 share purchase warrant and a whole warrant exercise price of $0.288 per Share). The address for each stockholder is 210 Shields Court, Markham, Ontario L3R 8V2 Canada.

(9)

Based on information provided by such shareholder. Consists of (a) 36,863,404 Subordinate Voting Shares held directly by Clarence LP (“Clarence”) , and (b) 23,995,122 Subordinate Voting Shares held directly by Milestone Investments, LP (“Milestone”), Wicklow Capital, Inc (“Wicklow”) is the general partner of Milestone and Clarence. The Daniel V. Tierney 2003 Trust (the “Trust”) is the sole stockholder of Wicklow and the sole limited partner of Milestone and Clarence. Mr. Daniel V. Tierney is the trustee and sole beneficiary of the Trust and has sole voting and dispositive power over the securities held by the Trust. The address for such persons is 737 N. Michigan Ave., Suite 2100, Chicago, IL 60311.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

All related party balances due to the Company as of June 26, 2021 and June 27, 2020 did not have any formal contractual agreements regarding payment terms or interest. As of June 27, 2020, amounts due from MMOF GP II (“Fund LP II”) and MedMen Opportunity Fund GP, LLC (“Fund LP”) were $1,820,204 and $1,289,513, respectively, were recorded in the Consolidated Balance Sheets. As of June 26, 2021, other amounts due to related parties was $1,476,921. As of June 27, 2020, amounts due to Fund LP II, Fund LP and other related parties were $1,093,896, $1,986,697 and $1,476,221, respectively, were recorded in the Consolidated Balance Sheets.

Senior Secured Convertible Credit Facility

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business - Recent Developments”, in April 2019, the Company entered into a senior secured convertible credit facility (the “Convertible Facility”) to provide up to $250.0 million in gross proceeds, arranged by Gotham Green Partners (“GGP”). The Convertible Facility is accessed through issuances by the Company to the lenders of convertible senior secured notes with an interest rate equal to LIBOR plus 6.0% per annum (“Facility Notes”). In connection with the Convertible Facility, the Company has also issued share purchase warrants (the “Warrants”) to purchase Subordinate Voting Shares. During fiscal years ended June 27, 2020 and June 26, 2021, the Convertible Facility was amended at various times modifying certain covenants, amending the conversion and exercise prices of securities issued pursuant to the Convertible Facility, cancelling and issuing new warrants and providing additional financing with the issuance of Facility Notes. As of June 26, 2021, there was outstanding $219.6 million of Facility Notes, including accrued interest, with a weighted average conversion price of approximately $0.24 per share and an aggregate of 208,102,561 warrants with a weighted average exercise price of $0.37 per share. As of September 15, 2021, the Company has drawn down on approximately $165.0 million of the Facility.

In April 2019, the Company entered into a senior secured convertible credit facility (the “Convertible Facility”) to provide up to $250.0 million in gross proceeds, arranged by Gotham Green Partners LLC (“GGP”). The Convertible Facility is accessed through issuances by the Company to the lenders of convertible senior secured notes with an interest rate equal to LIBOR plus 6.0% per annum (“Facility Notes”). In connection with the Convertible Facility, the Company has also issued share purchase warrants (the “Facility Warrants”) to purchase Subordinate Voting Shares. During fiscal years ended June 27, 2020 and June 26, 2021, the Convertible Facility was amended at various times modifying certain covenants, amending the conversion and exercise prices of securities issued pursuant to the Convertible Facility, cancelling and issuing new Facility Warrants and providing additional financing with the issuance of Facility Notes. As of June 26, 2021, there was outstanding $219.6 million of Facility Notes, including accrued interest, with a weighted average conversion price of approximately $0.24 per share and an aggregate of 208,102,561 Facility Warrants with a weighted average exercise price of $0.37 per share.

Second Restatement

On July 2, 2020, the Company amended and restated the Convertible Facility (the “Second Restatement”) wherein the minimum liquidity covenant was waived until September 30, 2020 and resetting at $5,000,000 thereafter with incremental increases on March 31, 2021 and December 31, 2021. The payment-in-kind feature on the Convertible Facility was also extended, such that 100% of the cash interest due prior to June 2021 will be paid-in-kind and 50% of the cash interest due thereafter will be paid-in-kind. The Second Restatement released certain assets from its collateral to allow greater flexibility to generate proceeds through the sale of non-core assets. The Second Restatement allowed for immediate prepayment of amounts under the Convertible Facility with a 5% prepayment penalty until 2nd anniversary of the Second Restatement and 3% prepayment penalty thereafter. As part of the Second Restatement, holders of Facility Notes were provided down-round protection where issuances of equity interests (including securities that are convertible or exchangeable for equity interests) by the Company at less than the higher of (i) lowest conversion price under the amended and restated notes of the Convertible Facility amendment dated March 27, 2020 and (ii) the highest conversion price determined for any incremental advances, will automatically adjust the conversion/exercise price of the previous tranches and incremental tranche 4 warrants and the related replacement warrants to the price of the newly issued equity interests. Certain issuances of equity interests were exempted such as issuances to existing lenders, equity interests in contemplation at the time of Second Restatement and equity interests issued to employees, consultants, directors, advisors or other third parties, in exchange for goods and services or compensation. As consideration for the amendment, the conversion price for 52% of the tranches 1 through 3 and the first amendment fee notes outstanding under the Convertible Facility were amended to $0.34 per share. An amendment fee of $2,000,000 was also paid through the issuance of additional notes at a conversion price of $0.28 per share.

Pursuant to a side letter executed on July 2, 2020 in conjunction with the Second Restatement, Wicklow Capital and GGP had the right to approve director nominees submitted by the Company. See “Note 19 – Senior Secured Convertible Credit Facility” for a full disclosure of transactions and balances related to GGP during the fiscal year ended June 26, 2021.

On September 14, 2020, the Company was advanced an additional $5,000,000 in gross proceeds (the “Incremental Advance”) under the Convertible Facility and the Company issued additional Facility Notes with a conversion price per share of $0.20. In connection with the Incremental Advance, the Company issued 25,000,000 Facility Warrants with an exercise price of $0.20 per share. In addition, 1,080,255 existing Facility Warrants were cancelled and replaced with 16,875,001 Facility Warrants with an exercise price of $0.20 per share. Pursuant to the terms of the Convertible Facility, the conversion price for 5.0% of the existing Facility Notes outstanding prior to Tranche 4 and Incremental Advance (including paid-in-kind interest accrued on such Notes), being 5.0% of an aggregate principal amount of $170,729,923, was amended to $0.20 per share. As consideration for the additional advance, the Company also issued convertible notes as consideration for a $468,564 fee with a conversion price of $0.20 per share.

The Convertible Facility was also amended to include, among other things, a modification to the minimum liquidity covenant, which extends the period during which it is waived from September 30, 2020 to December 31, 2020. The minimum liquidity threshold resets to $5.0 million thereafter to $7.5 million effective on March 31, 2021 and then to $15.0 million effective on December 31, 2021.

On September 16, 2020 and September 28, 2020, the down round feature on the Facility Notes and Facility Warrants issued in connection with Tranche 4, Incremental Advances and certain amendment fees was triggered wherein the exercise price was adjusted to $0.17 and $0.15 per share, respectively.

Third Restatement

On January 11, 2021, the Company amended and restated the Convertible Facility (the “Third Restatement”) pursuant to which the Company received an additional advance of $10.0 million evidenced by the issuance of Facility Notes with a conversion price of $0.1608 per Subordinate Voting Share. In connection with the Third Restatement, the Company paid a fee of $937,127, which amount is also evidenced by the issuance of Facility Notes with a conversion price of $0.1608 per Share. The Company also issued 62,174,567 Facility Warrants exercisable for five years at a purchase price of $0.1608 per Share. The Facility Notes, and Facility Warrants issued pursuant to the Third Restatement included down round adjustment provisions, with certain exceptions, if the Company issued securities at a lower price.

Pursuant to the terms of the Third Restatement, of the $168.1 million Facility Notes outstanding prior to Tranche 4 and the Incremental Advances thereunder (including paid-in-kind interest accrued on such notes), the conversion price of $47.1 million of the Facility Notes was changed to $0.17 per share ($16.8 million of which continued to be subject to down round adjustment provisions), and the Company cancelled an aggregate of 2,160,507 Facility Warrants that were issued with such notes and, in exchange, issued 41,967,832 Facility Warrants with an exercise price of $0.1608 per share.

At the time of the Third Restatement, the Convertible Facility included certain negative covenants, including restrictions on incurring liens and debt, sale of assets, conducting mergers, investments and affiliate transactions and making certain payments. The Convertible Facility was also amended to, among other things, modify the minimum liquidity covenant, which extended the period during which it was waived from December 31, 2020 to June 30, 2021, reset the minimum liquidity threshold to $7.5 million effective on July 1, 2021 through December 31, 2021, and $15.0 million thereafter, and waived of the minimum liquidity covenant if the Company is current on cash interest. Furthermore, covenants with regards to non-operating leases, capital expenditures and corporate SG&A were tied to a board of directors approved budget.

As a result of issuances of convertible debentures pursuant to the Company’s unsecured convertible debenture facility entered into on September 16, 2020, under the terms of the Convertible Facility (prior to the Third Restatement), the conversion prices of a total of approximately $63.9 million Facility Notes and the exercise prices of 130,804,447 Facility Warrants were reduced to $0.1529 per share.

On May 11, 2021, the Company entered into an agreement letter (the “Waiver”) with GGP wherein the Company received reprieve from certain potential non-compliance with certain covenants under the Third Restatement dated January 11, 2021, such as potential non-compliance with certain reporting and notice requirements, pay certain liabilities when due, deliver control agreements for certain bank accounts, obtain consent from the lenders prior to hiring certain executives, obtain consent from the lenders for certain matters and related items. No amounts were paid by the Company for the Waiver. Refer to ”Note 19 - Senior Secured Convertible Credit Facility”, “Note 26 - Related Party Transactions” and “Note 29 - Subsequent Events” of the Consolidated Financial Statements for the fiscal years ended June 26, 2021 and June 27, 2020 included in Item 16 of this Report.

Fourth Restatement

On August 17, 2021, the Company entered into an amended and restated Convertible Facility (“Fourth Restatement”) pursuant to which certain terms were amended, including among other things, extension of the maturity date of the Facility Notes to August 17, 2028, elimination of any cash interest payable and instead providing for paid-in-kind interest, elimination of certain repricing provisions that apply to the Facility Notes and the Facility Warrants, elimination of and revision to certain restrictive covenants and amendment to the minimum liquidity covenant. Accrued paid-in-kind interest will be convertible at the higher of (i) the per Share volume-weighted average price of the Shares on the Canadian Securities Exchange (or, if not listed on the Canadian Securities Exchange, such other recognized stock exchange or quotation system on which the Shares are listed for trading) for the period from the scheduled open of trading until the scheduled close of trading of the primary trading session over the 30 consecutive trading days prior to and including the relevant interest payment date, determined without regard to after-hours trading or any other trading outside of the regular trading session trading hours, and (ii) the price per share determined using the lowest discounted price available pursuant to the pricing policies of the Canadian Securities Exchange or otherwise permitted by the Canadian Securities Exchange. Following the Fourth Restatement, (i) the Facility Notes held by the holders on the effective date of the Fourth Restatement may not be prepaid without the prior written consent of the collateral agent until legalization of the general cultivation, distribution and possession of marijuana at the federal level in the United States, or the removal of the regulation of such activities from the U.S. federal laws, following which any such prepayment shall require no less than six months’ notice from MedMen to the holders of such Facility Notes. The Convertible Facility continues to include affirmative and negative covenants, including restrictions on the following: incurring liens and debt, selling assets, conducting mergers, investments and affiliate transactions and making certain equity distributions, in each case, subject to customary exceptions. No changes were made to the conversion and exercise prices of the Facility Notes or Facility Warrants.

The Fourth Restatement also provides the holders of the Facility Notes with a top-up right upon the issuance by MedMen of certain Subordinate Voting Shares, or securities convertible, exchangeable or exercisable for Subordinate Voting Shares, in the form of warrants to acquire additional Subordinate Voting Shares, intended generally to maintain their “as converted” equity interest, and a pre-emptive right with respect to certain future equity financings of the Company, subject to certain exceptions.

An event of default may result in the accelerated maturity of all amounts outstanding under the Facility Notes and also an increase in the interest rate under the Convertible Facility by up to 3% per annum. An event of default includes but is not limited to failure to pay any amounts owed pursuant to the Convertible Facility, failure to comply with covenants, the filing of certain judgements and liens against the Company, filing of bankruptcy, prohibition by a governmental authority to conduct the Company’s material business or a material adverse change to business, loss of a cannabis license that results in a material adverse effect, default under any material agreement, a change of control, or de-listing for a securities stock exchange.

In connection with the Fourth Restatement, a newly formed limited partnership (the “Superhero LP”) established by Tilray, Inc. (“Tilray”) and other strategic investors, acquired an aggregate principal amount of approximately $165.8 million of the Facility Notes and 135,266,664 Facility Warrants, all of which were originally issued by MedMen and held by certain funds associated with GGP and certain other investors. The Company granted Tilray the right to appoint two non-voting observers to the Company’s board of directors.

In connection with the Amendment and Restatement, the Company and its subsidiaries, the existing holders of Facility Notes, and certain of the investors in the August 2021 Private Placement (as discussed below) entered into a Mutual Release dated August 17, 2021 with respect to the transactions described above, the Third Restatement and any predecessor documents.

$100 Million Equity Investment

On August 17, 2021, the Company entered into subscription agreements with various investors, including a backstop letter agreement (the “Backstop Commitment”) with investors associated Serruya Private Equity Inc. (“SPE”), to purchase $100 million of units (“Units”) of MedMen at a purchase price of US$0.24 (C$0.32) per Unit (the “August 2021 Private Placement”). Each Unit consisted of one Subordinate Voting Share and one quarter share purchase warrant (each, a “August 2021 Warrant”). Each whole August 2021 Warrant permits the holder to purchase one Subordinate Voting Share for a period of five years from the date of issuance at an exercise price of $0.288 per Share. In consideration for providing the Backstop Commitment, the applicable SPE investors received a fee of $2.5 million paid in the form of 10,416,666 Subordinate Voting Shares at a deemed price of $0.24 per Share. Pursuant to the August 2021 Private Placement, the Company issued an aggregate of 416,666,640 Subordinate Voting Shares and August 2021 Warrants to purchase 104,166,660 Subordinate Voting Shares, including to S5 Holdings Limited Liability Company, which is controlled by Michael Serruya, a director of MedMen.

Each Unit issued to certain funds associated with SPE also included a proportionate interest in a short-term subscription right (the “Short-Term Subscription Right”). The Short-Term Subscription Right entitles the holders to acquire, on payment of $30 million, at the option of the holders, an aggregate of 125,000,000 Units at an exercise price of $0.24 per Unit, or $30 million principal amount of notes at par, convertible into 125,000,000 Subordinate Voting Shares at a conversion price of $0.24 per Share. The Company will use any proceeds from exercise of the Short-Term Subscription Right to pay down an existing debt instrument.

Board Nomination Rights Agreements

On August 17, 2021, the Company entered into a Board Nomination Rights Agreement (the “S5 Holdings Nomination Agreement”) with S5 Holdings LLC (“S5 Holdings”) pursuant to which so long as S5 Holdings’ diluted ownership percentage of MedMen (including the proportionate equity ownership of securities held by the SPV) is at least 9%, S5 Holdings will be entitled to designate one individual to be nominated to serve as a director of the Company, which S5 Holdings has initially designated as Michael Serruya.

On August 17, 2021, the Company entered into a Board Nomination Rights Agreement with Gotham Green Partners, LLC (the “GGP Nomination Agreement”) pursuant to which so long as GGP and certain associated investors’ diluted ownership percentage of MedMen is at least 9%, GGP will be entitled to designate one individual to be nominated to serve as a director of the Company.

Wicklow Capital, Inc.

In August 2019, Benjamin Rose became the non-executive Chairman of the Board and later became the Executive Chairman of the Board in May 2019. Mr. Rose is the Chief Investment Officer of Wicklow Capital, Inc. On December 11, 2019, the Company announced that Mr. Rose was granted a limited proxy of 815,295 Class A Super Voting Shares, which represented 50% of the total Class A Super Voting Shares, for a period of one year, which expired on December 10, 2020. As a result of the proxy, Mr. Rose had joint control of the Company. Mr. Rose resigned as a director on December 14, 2020.

In August 2019, GGP and Wicklow Capital completed a $30.0 million non-brokered financing of Subordinate Voting Shares at a price equal to $2.37 per share wherein the Company issued 14,634,147 Subordinate Voting Shares to the investors. In December 2019, the Company engaged in a non-broker partner placement wherein Wicklow Capital in the offering in which the Company issued 23,720,929 Subordinate Voting Shares for aggregate gross proceeds of $10.2 million to the investors. In April 2020, the Company granted 5,458,749 restricted stock units to Benjamin Rose, the former Executive Chairman of the Board. The units vested on December 10, 2020.

Pursuant to the Side Letter executed on July 2, 2020 in conjunction with the Second Restatement of the Convertible Facility with GGP, Wicklow Capital and GGP had the right to approve director nominees submitted by the Company. See “Note 18 – Notes Payable” for a disclosure of transaction related to the unsecured convertible facility during the fiscal year ended June 26, 2021.

SierraConstellation Partners

In March 2020, the Company retained interim management and advisory firm, SierraConstellation Partners (“SCP”), to support the Company in the development and execution of its turnaround and restructuring plan. As part of the engagement, Tom Lynch was appointed as interim Chief Executive Officer and Chief Restructuring Officer, Tim Bossidy was appointed as Chief Operating Officer, and in December 2020, Reece Fulgham was appointed as interim Chief Financial Officer. On July 12, 2021, in connection with Mr. Lynch’s appoint as the permanent Chief Executive Officer, the Company and SCP entered into the Retention Agreement, as further described above under “Employment and Severance Agreements”. Mr. Lynch is a Partner and Senior Managing Director at SCP. Mr. Bossidy is a Director at SCP. Mr. Fulgham is a Managing Director of SCP. As of June 26, 2021, the Company had paid $3,113,364 in fees to SCP for interim management and restructuring support during the current fiscal year. In addition, during the year ended June 26, 2021, Mr. Lynch, Mr. Bossidy and Mr. Fulgham each received awards of stock options and restricted stock units, as further described above under Item 11. “Executive Compensation”.

Director Independence

Our board of directors is composed of six “independent directors” as defined under the rules of NASDAQ. Although the Company’s securities are not listed on NASDAQ, solely for disclosure purposes in accordance with SEC rules, we use the definition of “independence” of NASDAQ to make this determination. Nasdaq Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three (3) years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of twelve (12) consecutive months within the three (3) years preceding the independence determination (subject to certain exemptions, including, among other things, compensation for board or board committee service);

●	the director or a family member of the director is a partner in, controlling shareholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exemptions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three (3) years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the Company’s outside auditor, or at any time during the past three (3) years was a partner or employee of the Company’s outside auditor, and who worked on the Company’s audit.

Under such definitions, our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our Board has determined that Mel Elias, Cameron Smith, Errol Schweizer, Al Harrington, Niki Christoff and Michael Serruya are all independent directors of the Company. However, our shares are not currently quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our Board be independent and, therefore, the Company is not subject to any director independence requirements, other than as may be required pursuant to rules of the CSE.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information regarding the fees billed to us by MNP LLP in the fiscal years ended June 26, 2021 and June 27, 2020. All fees described below were approved by the Board:

	For the fiscal years ended
	June 26, 2021	June 27, 2020
Audit Fees (1)	$1,719,653	$2,250,104
Audit Related Fees (2)	‒	65,671
Tax Fees	‒	‒
All Other Fees (3)	4,708	‒
Total Fees:	$1,724,361	$2,315,776

(1)	Audit Fees include fees for services rendered for the audit of our financial statements included in our Annual Report on Form 10-K and assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements.
(2)	Audit Related Fees include consultation regarding our correspondence with the SEC and other accounting consulting.
(3)	All Other Fees consists of fees for other miscellaneous items.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The financial statements listed in the accompanying index (page F-1) are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

Schedules have been omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits

The exhibits are incorporated by reference from the Exhibit Index attached hereto.

ITEM 16.	FORM 10-K SUMMARY

None.

MEDMEN ENTERPRISES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MedMen Enterprises Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MedMen Enterprises Inc. (the “Company”) as of June 26, 2021 and June 27, 2020, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the two-year period ending June 26, 2021, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 26, 2021 and June 27, 2020, and the results of its operations and its cash flows for each of the years in the two-year period ending June 26, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2018.

Calgary, Canada

September 23, 2021

MEDMEN ENTERPRISES INC.

Consolidated Balance Sheets

As of June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

	2021	2020

ASSETS

Current Assets:
Cash and Cash Equivalents	$11,873,256	$9,598,736
Restricted Cash	730	1,029
Accounts Receivable and Prepaid Expenses	7,790,805	5,869,461
Inventory	20,093,018	20,676,253
Current Assets Held for Sale	49,050,887	24,342,165
Other Current Assets	7,869,974	9,151,613
Due from Related Party	-	3,109,718

Total Current Assets	96,678,670	72,748,975

Operating Lease Right-of-Use Assets	77,422,356	100,394,078
Property and Equipment, Net	137,830,268	165,986,685
Intangible Assets, Net	115,379,528	140,111,034
Goodwill	32,900,457	32,900,457
Non-Current Assets Held for Sale	-	46,228,551
Other Assets	12,252,411	15,893,773

TOTAL ASSETS	$472,463,690	$574,263,553

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Current Liabilities:
Accounts Payable and Accrued Liabilities	$57,138,783	$76,627,718
Income Taxes Payable	61,462,662	40,111,958
Other Current Liabilities	15,678,281	19,743,193
Derivative Liabilities	6,935,520	546,076
Current Portion of Operating Lease Liabilities	9,235,822	8,514,086
Current Portion of Finance Lease Liabilities	205,595	1,644,044
Current Portion of Notes Payable	103,496,394	16,188,664
Current Liabilities Held for Sale	32,977,602	14,899,338
Due to Related Party	1,476,921	4,556,815

Total Current Liabilities	288,607,580	182,831,892

Operating Lease Liabilities, Net of Current Portion	99,975,742	115,986,348
Finance Lease Liabilities, Net of Current Portion	29,047,099	58,569,498
Other Non-Current Liabilities	3,648,904	4,215,533
Non-Current Liabilities Held for Sale	-	28,502,256
Deferred Tax Liabilities	46,377,657	41,868,106
Senior Secured Convertible Credit Facility, Net of Current Portion	170,821,393	166,368,463
Notes Payable, Net of Current Portion	87,618,934	152,809,937

TOTAL LIABILITIES	726,097,309	751,152,033

MEZZANINE EQUITY:
Super Voting Shares (no par value, unlimited shares authorized, nil and 815,295 shares issued and outstanding as of June 26, 2021 and June 27, 2020, respectively)	-	82,500

SHAREHOLDERS’ EQUITY:
Preferred Shares (no par value, unlimited shares authorized and no shares issued and outstanding)	-	-
Subordinate Voting Shares (no par value, unlimited shares authorized, 726,866,374 and 403,907,218 shares issued and outstanding as of June 26, 2021 and June 27, 2020, respectively)	-	-
Additional Paid-In Capital	908,992,686	791,172,613
Accumulated Deficit	(717,232,706)	(631,365,896)

Total Equity Attributable to Shareholders of MedMen Enterprises Inc.	191,759,980	159,889,217
Non-Controlling Interest	(445,393,599)	(336,777,697)

TOTAL MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY	(253,633,619)	(176,888,480)

TOTAL LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY	$472,463,690	$574,263,553

The accompanying notes are an integral part of these consolidated financial statements.

MEDMEN ENTERPRISES INC.

Consolidated Statements of Operations

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

	2021	2020

Revenue	$145,065,771	$155,288,989
Cost of Goods Sold	77,776,601	99,936,615

Gross Profit	67,289,170	55,352,374

Expenses:
General and Administrative	124,585,936	192,740,680
Sales and Marketing	1,109,210	10,668,215
Depreciation and Amortization	31,126,430	37,670,077
Realized and Unrealized Changes in Fair Value of Contingent Consideration	390,727	8,951,795
Impairment Expense	2,363,272	246,705,365
Other Operating Income	(24,699,302)	(9,116,114)

Total Expenses	134,876,273	487,620,018

Loss from Operations	(67,587,103)	(432,267,644)

Other Expense (Income):
Interest Expense	36,584,365	34,241,477
Interest Income	(649,230)	(766,035)
Amortization of Debt Discount and Loan Origination Fees	24,785,659	4,699,741
Change in Fair Value of Derivatives	(838,767)	(8,797,409)
Realized and Unrealized Gain on Investments and Other Assets	-	(7,933,821)
Loss on Extinguishment of Debt	16,142,113	43,800,931

Total Other Expense	76,024,140	65,244,884

Loss from Continuing Operations Before Provision for Income Taxes	(143,611,243)	(497,512,528)
Provision for Income Tax (Expense) Benefit	(1,834,188)	40,932,765

Net Loss from Continuing Operations	(145,445,431)	(456,579,763)
Net Loss from Discontinued Operations, Net of Taxes	(12,152,328)	(69,950,677)

Net Loss	(157,597,759)	(526,530,440)

Net Loss Attributable to Non-Controlling Interest	(33,452,234)	(279,266,058)

Net Loss Attributable to Shareholders of MedMen Enterprises Inc.	$(124,145,525)	$(247,264,382)

Loss Per Share - Basic and Diluted:
From Continuing Operations Attributable to Shareholders of MedMen Enterprises Inc.	$(0.22)	$(0.66)

From Discontinued Operations Attributable to Shareholders of MedMen Enterprises Inc.	$(0.02)	$(0.26)

Weighted-Average Shares Outstanding - Basic and Diluted	530,980,011	270,418,842

The accompanying notes are an integral part of these consolidated financial statements.

MEDMEN ENTERPRISES INC.

Consolidated Statements of Changes in Shareholders’ Equity

Fiscal Year Ended June 26, 2021

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

	Mezzanine Equity
	Units	$ Amount	Units	$ Amount			TOTAL EQUITY
	Super	Super	Subordinate	Subordinate	Additional		ATTRIBUTABLE TO	Non-	TOTAL
	Voting	Voting	Voting	Voting	Paid-In	Accumulated	SHAREHOLDERS	Controlling	SHAREHOLDERS’
	Shares	Shares	Shares	Shares	Capital	Deficit	OF MEDMEN	Interest	EQUITY

BALANCE AS OF JUNE 28, 2020	815,295	$82,500	403,907,218	$-	$791,172,613	$(631,365,896)	$159,889,217	$(336,777,697)	$(176,888,480)

Net Loss	-	-	-	-	-	(124,145,525)	(124,145,525)	(33,452,234)	(157,597,759)

Controlling Interest Equity Transactions
Shares Issued for Cash	-	-	89,050,000	-	28,885,912	-	28,885,912	-	28,885,912
Shares Issued to Settle Debt and Lender Fees	-	-	4,305,148	-	2,010,504	-	2,010,504	-	2,010,504
Shares Issued to Settle Accounts Payable and Liabilities	-	-	17,872,181	-	3,610,650	-	3,610,650	-	3,610,650
Equity Component of Debt - New and Amended	-	-	-	-	61,689,375	-	61,689,375	-	61,689,375
Redemption of MedMen Corp Redeemable Shares	-	-	175,140,972	-	33,365,851	44,642,898	78,008,749	(78,008,749)	-
Shares Issued for Vested Restricted Stock Units	-	-	11,658,293	-	1,782,993	-	1,782,993	-	1,782,993
Shares Issued for Exercise of Warrants	-	-	8,807,605	-	1,622,377	-	1,622,377	-	1,622,377
Shares Issued for Conversion of Debt	-	-	16,014,663	-	2,371,782	-	2,371,782	-	2,371,782
Stock Grants for Compensation	-	-	110,294	-	55,163	-	55,163	-	55,163
Deferred Tax Impact on Conversion Feature	-	-	-	-	(20,418,996)	-	(20,418,996)	(1,210,052)	(21,629,048)
Share-Based Compensation	-	-	-	-	3,625,990	-	3,625,990	-	3,625,990
Cancellation of Super Voting Shares	(815,295)	(82,500)	-	-	82,500	-	-	-	-
Deemed Dividend - Down Round Feature of Warrants	-	-	-	-	6,364,183	(6,364,183)	-	-	-
Warrants Issued Pursuant to Private Placements	-	-	-	-	(7,228,211)	-	(7,228,211)	-	(7,228,211)

Non-Controlling Interest Equity Transactions
Equity Component on Debt and Debt Modification	-	-	-	-	-	-	-	4,055,133	4,055,133

BALANCE AS OF JUNE 26, 2021	-	$-	726,866,374	$-	$908,992,686	$(717,232,706)	$191,759,980	$(445,393,599)	$(253,633,619)

The accompanying notes are an integral part of these consolidated financial statements.

MEDMEN ENTERPRISES INC.

Consolidated Statements of Changes in Shareholders’ Equity

Fiscal Year Ended June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

	Mezzanine Equity
	Units	$ Amount	Units	$ Amount			TOTAL EQUITY
	Super	Super	Subordinate	Subordinate	Additional		ATTRIBUTABLE TO	Non-	TOTAL
	Voting	Voting	Voting	Voting	Paid-In	Accumulated	SHAREHOLDERS	Controlling	SHAREHOLDERS’
	Shares	Shares	Shares	Shares	Capital	Deficit	OF MEDMEN	Interest	EQUITY

BALANCE AS OF JUNE 30, 2019	1,630,590	$164,999	173,010,922	$-	$613,356,006	$(370,382,824)	$243,138,181	$(31,867,405)	$211,270,776

Net Loss	-	-	-	-	-	(247,264,382)	(247,264,382)	(279,266,058)	(526,530,440)

Controlling Interest Equity Transactions
At-the-Market Equity Financing Program, Net	-	-	9,789,300	-	12,399,252	-	12,399,252	-	12,399,252
Shares Issued for Cash	-	-	61,596,792	-	50,193,938	-	50,193,938	-	50,193,938
Shares Issued to Settle Debt and Accrued Interest	-	-	6,801,790	-	5,255,172	-	5,255,172	-	5,255,172
Shares Issued to Settle Accounts Payable and Liabilities	-	-	24,116,461	-	7,477,045	-	7,477,045	-	7,477,045
Shares Issued to Settle Contingent Consideration	-	-	13,737,444	-	11,559,875	-	11,559,875	-	11,559,875
Asset Acquisitions	-	-	7,373,034	-	4,904,381	-	4,904,381	-	4,904,381
Equity Component of Debt - New and Amended	-	-	-	-	23,781,053	-	23,781,053	-	23,781,053
Redemption of MedMen Corp Redeemable Shares	-	-	83,119,182	-	44,878,551	(12,685,751)	32,192,800	(32,192,800)	-
Shares Issued for Vested Restricted Stock Units	-	-	329,548	-	-	-	-	-	-
Shares Issued for Other Assets	-	-	13,479,589	-	7,802,182	-	7,802,182	-	7,802,182
Shares Issued for Acquisition Costs	-	-	765,876	-	564,464	-	564,464	-	564,464
Shares Issued for Business Acquisition	-	-	5,112,263	-	9,833,000	-	9,833,000	-	9,833,000
Stock Grants for Compensation	-	-	4,675,017	-	3,621,769	-	3,621,769	35,157	3,656,926
Deferred Tax Impact On Conversion Feature	-	-	-	-	(10,452,700)	(557,289)	(11,009,989)	-	(11,009,989)
Share-Based Compensation	-	-	-	-	5,916,125	-	5,916,125	-	5,916,125
Repurchase and Cancellation of Super Voting Shares	(815,295)	(82,500)	-	-	82,500	(475,650)	(475,650)	-	(475,650)

Non-Controlling Interest Equity Transactions
Distributions	-	-	-	-	-	-	-	(310,633)	(310,633)
Equity Component on Debt and Debt Modification	-	-	-	-	-	-	-	5,331,969	5,331,969
Share-Based Compensation	-	-	-	-	-	-	-	1,492,073	1,492,073

BALANCE AS OF JUNE 27, 2020	815,295	$82,500	403,907,218	$-	$791,172,613	$(631,365,896)	$159,889,217	$(336,777,697)	$(176,888,480)

The accompanying notes are an integral part of these consolidated financial statements.

MEDMEN ENTERPRISES INC.

Consolidated Statements of Cash Flows

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss from Continuing Operations	$(145,445,431)	$(456,572,858)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Deferred Tax Recovery	(19,570,524)	(58,422,755)
Depreciation and Amortization	33,808,332	40,506,869
Non-Cash Operating Lease Costs	27,700,475	27,019,202
Accretion of Debt Discount and Loan Origination Fees	24,785,659	4,699,741
Loss on Disposals of Asset	669,601	-
Gain on Lease Terminations	(17,748,458)	-
Accretion of Deferred Gain on Sale of Property	(566,629)	(566,625)
Impairment of Assets	2,363,272	246,705,365
Gain on Disposal of Assets Held for Sale	(12,338,123)	(8,439,967)
Realized and Unrealized Gain on Investments and Other Assets	-	(7,933,821)
Realized and Unrealized Changes in Fair Value of Contingent Consideration	390,727	8,951,801
Change in Fair Value of Derivative Liabilities	(838,767)	(8,797,409)
Loss on Extinguishment of Debt, Settlement of Accounts Payables and Accrued Liabilities	16,142,127	44,355,401
Share-Based Compensation	5,464,146	11,065,124
Interest Capitalized to Senior Secured Convertible Debt and Notes Payable	36,393,137	-
Shares Issued for Acquisition Costs	-	564,464
Changes in Operating Assets and Liabilities:
Accounts Receivable and Prepaid Expenses	(1,921,516)	4,791,618
Prepaid Rent - Related Party	-	2,712,237
Inventory	583,235	5,083,903
Other Current Assets	2,147,239	6,800,527
Due from Related Party	3,109,718	1,524,738
Other Assets	3,241,362	(10,834,353)
Accounts Payable and Accrued Liabilities	(1,379,949)	49,072,440
Interest Payments on Finance Leases	(6,068,291)	(6,262,019)
Cash Payments - Operating Lease Liabilities	(21,318,700)	(24,003,931)
Income Taxes Payable	25,595,390	17,178,782
Other Current Liabilities	1,360,832	16,319,120
Due to Related Party	(3,079,894)	(1,084,003)
Other Non-Current Liabilities	-	787,492

NET CASH USED IN CONTINUED OPERATING ACTIVITIES	(46,520,937)	(94,778,917)

Net Cash Used in Discontinued Operating Activities	(13,179,073)	(14,923,145)

NET CASH USED IN OPERATING ACTIVITIES	(59,700,010)	(109,702,062)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(6,887,703)	(57,452,740)
Additions to Intangible Assets	(886,314)	(4,140,786)
Proceeds from the Sale of Investments	-	12,500,000
Proceeds from Sale of Assets Held for Sale and Other Assets	19,002,185	21,947,797
Proceeds from Sale of Property	-	9,300,000
Acquisition of Businesses, Net of Cash Acquired	-	(1,000,000)
Restricted Cash	299	39,324

NET CASH PROVIDED BY (USED IN) CONTINUED INVESTING ACTIVITIES	11,228,467	(18,806,405)

Net Cash Used in Discontinued Investing Activities	-	(532,721)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	11,228,467	(19,339,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Subordinate Voting Shares for Cash	28,885,912	62,593,190
Exercise of Warrants for Cash	1,622,377	-
Payment of Loan Amendment Fee	(225,036)	(500,000)
Proceeds from Issuance of Senior Secured Convertible Credit Facility	14,577,000	50,000,000
Proceeds from Issuance of Notes Payable	15,830,279	13,850,000
Principal Repayments of Notes Payable	(742,860)	(14,779,090)
Principal Repayments of Senior Secured Convertible Credit Facility	(8,000,000)	-
Principal Repayments of Finance Lease Liability	(1,201,609)	(1,785,282)
Debt and Equity Issuance Costs	-	(1,939,394)
Distributions - Non-Controlling Interest	-	(310,633)

NET CASH PROVIDED BY FINANCING ACTIVITIES	50,746,063	107,128,791

NET DECREASE (INCREASE) IN CASH AND CASH EQUIVALENTS	2,274,520	(21,912,397)
Cash Included in Assets Held for Sale	-	(743,271)
Cash and Cash Equivalents, Beginning of Period	9,598,736	32,254,404

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,873,256	$9,598,736

The accompanying notes are an integral part of these consolidated financial statements.

MEDMEN ENTERPRISES INC.

Consolidated Statements of Cash Flows

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

	2021	2020

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION
Cash Paid for Interest	$3,943,306	$32,425,137

Non-Cash Investing and Financing Activities:
Net Assets Transferred to Held for Sale	$6,614,987	$23,890,069
Receivable Recorded on Asset Held for Sale	$1,615,600	$-
Adoption of ASC 842 - Leases	$-	$152,141,639
Lease Terminations and Amendments	$34,734,132	$-
Recognition of Right-of-Use Assets for Finance Leases	$-	$45,614,041
Relief of Accounts Payable for Return of Property and Equipment	$6,172,096	$-
Settlement of Contingent Consideration with Shares	$-	$11,559,875
Increase in Fair Value of Contingent Consideration Related to Asset Acquisition	$-	$9,374,487
Issuance of Subordinate Voting Shares for Intangible Assets and Other Assets	$-	$12,706,563
Redemption of MedMen Corp Redeemable Shares	$78,008,749	$32,192,800
Fair Value of Warrants - Private Placement Cost	$7,228,211	$-
Equity Component of Debt Modification - Non-Controlling Interest	$-	$5,331,969
Conversion of Convertible Debentures	$2,371,782	$-
Shares Issued to Settle Debt and Lender Fees	$2,010,504	$4,798,343
Shares Issued to Settle Accounts Payable and Liabilities	$3,610,650	$6,908,194
Equity Component of Debt - New and Amended	$61,734,380	$23,781,053
Release of Investments for Liabilities	$750,000	$-
Accrued Interest Added to Senior Secured Convertible Debt and Notes Payable	$4,614,291	$10,247,255
Deferred Tax Impact on Property Purchases	$-	$15,948,592
Deferred Tax Impact on Intangible Purchases	$-	$(362,125)
Deferred Tax Impact on Conversion Feature	$21,629,048	$11,009,989
Accrual for the Repurchase of Class A Super Voting Shares	$-	$475,650

The accompanying notes are an integral part of these consolidated financial statements.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying consolidated financial statements have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect the accounts and operations of the Company and those of the Company’s subsidiaries in which the Company has a controlling financial interest.

All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of June 26, 2021 and June 27, 2020, the consolidated results of operations and cash flows for the years ended June 26, 2021 and June 27, 2020 have been included. In accordance with the provisions of FASB ASC 810, “Consolidation” (“ASC 810”), the Company consolidates any variable interest entity (“VIE”), of which the Company is the primary beneficiary.

Fiscal Year-End

The Company’s fiscal year is a 52/53 week year ending on the last Saturday in June. In a 52-week fiscal year, each of the Company’s quarterly periods will comprise 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. The Company’s first 53-week fiscal year will occur in fiscal year 2024. The Company’s fiscal years ended June 26, 2021 and June 27, 2020 included 52 weeks.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. The risks and uncertainties on the future of the Company’s operations due to COVID-19 and regulatory uncertainty, combined with the fact that the Company historically had a working capital deficit, net loss and negative cash flow from operating activities, have in the past, raised substantial doubt as to the Company’s ability to continue as a going concern. However, management believes that substantial doubt of our ability to meet our obligations for the next twelve months from the date these consolidated financial statements were first made available was resolved as a result of (i) capital raised subsequent to the balance sheet date, but before the financial statements were issued, as disclosed in “Note 29 – Subsequent Events”, (ii) executed debt amendments with lenders and landlords to defer cash interest and rent payments, and in certain cases, to extend maturity dates, (iii) execution of the Company’s restructuring plans and management’s on-going efforts to reduce corporate-level expenses, (iv) rationalization of capital expenditures, and (v) proceeds from the divestiture of non-core assets, including its operations in the state of New York, as disclosed in “Note 28 – Discontinued Operations”. Accordingly, management believes that there is no material uncertainty as to the Company’s ability to continue as a going concern for at least one year from the issuance of these consolidated financial statements.

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

Functional Currency

The Company and its subsidiaries’ functional currency, as determined by management, is the United States (“U.S.”) dollar. These consolidated financial statements are presented in U.S. dollars as this is the primary economic environment of the group. All references to “C$” refer to Canadian dollars.

Consolidation of Variable Interest Entities (“VIE”)

ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. To determine whether or not a variable interest the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of the Company’s involvement with the VIE. The equity method of accounting is applied to entities in which the Company is not the primary beneficiary or the entity is not a VIE and the Company does not have effective control, but can exercise influence over the entity with respect to its operations and major decisions. The Company does not consolidate a VIE in which it is not considered the primary beneficiary. The Company evaluates its relationships with all the VIE’s on an ongoing basis to reassess if it continues to be the primary beneficiary.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following are the Company’s VIE that are included in these consolidated financial statements as of and for the fiscal years ended June 26, 2021 and June 27, 2020:

Retail Entities

				Ownership
Entity		Location	Purpose	2021	2020

Nature’s Cure, Inc.	(1) (3)	Los Angeles - LAX Airport	Dispensary	0%	0%
LAX Fund II Group, LLC	(1) (4)			0%	0%
Venice Caregiver Foundation, Inc.	(2) (3)	Venice Beach - Abbot Kinney	Dispensary	0%	0%

(1)	Nature’s Cure, Inc. is wholly-owned by MedMen Opportunity Fund II, LP, a related party, and under control of the Company through a management agreement. The Company does not hold any ownership interests in the entity.
(2)	Venice Caregivers Foundation, Inc. is wholly-owned by MedMen Opportunity Fund II, LP, a related party, and under control of the Company through a management agreement. The Company does not hold any ownership interests in the entity.
(3)	California Corporation
(4)	California Limited Liability Company

Basis of Consolidation

These consolidated financial statements as of and for the years ended June 26, 2021 and June 27, 2020 include the accounts of the Company, its wholly-owned subsidiaries and entities over which the Company has control as defined in ASC 810. Subsidiaries over which the Company has control are fully consolidated from the date control commences until the date control ceases. Control exists when the Company has ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity. In assessing control, potential voting rights that are currently exercisable are taken into account.

The following are the Company’s wholly-owned subsidiaries that are included in these consolidated financial statements as of and for the years ended June 26, 2021 and June 27, 2020:

Corporate Entities

				Ownership
Entity		Location	Purpose	2021	2020

MM CAN USA, Inc.	(1)	California	Manager of MM Enterprises USA, LLC	100%	100%
MM Enterprises USA, LLC	(4)	Delaware	Operating Entity	100%	100%
Convergence Management Services, Ltd.	(13)	Canada	Public Relations Entity	100%	100%

Management Entities

				Ownership
Subsidiaries		Location	Purpose	2021	2020

LCR SLP, LLC	(4)	Delaware	Holding Company	100%	100%

The following are MM Enterprises USA’s wholly-owned subsidiaries and entities over which the Company has control that are included in these consolidated financial statements as of and for the fiscal years ended June 26, 2021 and June 27, 2020:

Real Estate Entities

				Ownership
Subsidiaries		Location	Purpose	2021	2020

MMOF Venice Parking, LLC	(2)	Venice Beach - Lincoln Blvd.	Parking Lot	100%	100%
MME RE AK, LLC	(2)	Venice Beach - Abbot Kinney	Building	100%	100%
MMOF RE SD, LLC	(2)	San Diego - Kearny Mesa	Building	100%	100%
MMOF RE Vegas 2, LLC	(6)	Las Vegas - The Strip	Building	100%	100%
MMOF RE Fremont, LLC	(6)	Las Vegas - Downtown Arts District	Building	100%	100%
MME RE BH, LLC	(2)	Los Angeles - Beverly Hills	Building	100%	100%
NVGN RE Holdings, LLC	(6)	Nevada	Genetics R&D Facility	100%	100%

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Retail Entities

				Ownership
Subsidiaries		Location	Purpose	2021	2020

Manlin I, LLC	(2)	Los Angeles - West Hollywood	Dispensary	100%	100%
Farmacy Collective	(3)	Los Angeles - West Hollywood	Dispensary	100%	100%
The Source Santa Ana	(2)	Orange County - Santa Ana	Dispensary	100%	100%
SA Fund Group RT, LLC				100%	100%
CYON Corporation, Inc.	(1)	Los Angeles - Beverly Hills	Dispensary	100%	100%
BH Fund II Group, LLC	(2)			100%	100%
MMOF Downtown Collective, LLC	(2)	Los Angeles - Downtown	Dispensary	100%	100%
Advanced Patients’ Collective	(1)			100%	100%
DT Fund II Group, LLC	(1)			100%	100%
MMOF San Diego Retail, Inc.	(2)	San Diego - Kearny Mesa	Dispensary	100%	100%
San Diego Retail Group II, LLC	(1)			100%	100%
MMOF Venice, LLC	(2)	Venice Beach - Lincoln Blvd.	Dispensary	100%	100%
The Compassion Network, LLC	(1)			100%	100%
MMOF PD, LLC	(2)	Palm Desert	Dispensary	100%	100%
MMOF Palm Desert, Inc.	(1)			100%	100%
MMOF SM, LLC	(2)	Santa Monica	Dispensary	100%	100%
MMOF Santa Monica, Inc.	(1)			100%	100%
MMOF Fremont, LLC	(6)	Las Vegas - Downtown Arts District	Dispensary	100%	100%
MMOF Fremont Retail, Inc.	(5)			100%	100%
MME SF Retail, Inc.	(1)	San Francisco	Dispensary	100%	100%
MMOF Vegas, LLC	(6)	Las Vegas - North Las Vegas	Dispensary	100%	100%
MMOF Vegas Retail, Inc.	(5)			100%	100%
MMOF Vegas 2, LLC	(6)	Las Vegas - Cannacopia	Dispensary	100%	100%
MMOF Vegas Retail 2, Inc.	(5)			100%	100%
MME VMS, LLC	(3)	San Jose	Dispensary	100%	100%
Viktoriya’s Medical Supplies, LLC	(3)			100%	100%
Project Compassion Venture, LLC	(5)			100%	100%
Project Compassion Capital, LLC	(5)			100%	100%
Project Compassion NY, LLC	(5)			100%	100%
MedMen NY, Inc.	(7)	New York (Manhattan / Syracuse / Lake Success / Buffalo)	Dispensaries	100%	100%
MME IL Group LLC	(11)	Oak Park, Illinois	Dispensary	100%	100%
Future Transactions Holdings, LLC	(11)			100%	100%
MME Seaside, LLC	(2)	Seaside, California	Dispensary	0%	100%
PHSL, LLC	(2)			0%	100%
MME Sorrento Valley, LLC	(2)	San Diego – Sorrento Valley	Dispensary	100%	100%
Sure Felt, LLC	(2)			100%	100%
Rochambeau, Inc.	(1)	Emeryville, California	Dispensary	100%	100%
Kannaboost Technology, Inc.	(10)	Scottsdale and Tempe, Arizona	Dispensaries	0%	100%
CSI Solutions, LLC	(9)			0%	100%
MME AZ Group, LLC	(9)	Mesa, Arizona	Dispensary	100%	100%
EBA Holdings, Inc.	(10)			100%	100%
MattnJeremy, Inc.	(1)	Long Beach, California	Dispensary	100%	100%
Milkman, LLC	(2)	Grover Beach, California	Dispensary	0%	100%
MME 1001 North Retail, LLC	(11)	Chicago, Illinois	Dispensary	100%	100%
MME Evanston Retail, LLC	(11) (15)	Evanston, Illinois	Dispensary	100%	100%
MME Morton Grove Retail, LLC	(11)	Morton Grove, Illinois	Dispensary	100%	0%
MedMen Boston, LLC	(14)	Boston, Massachusetts	Dispensary	90%	0%

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cultivation Entities

				Ownership
Subsidiaries		Location	Purpose	2021	2020

Project Mustang Development, LLC	(6)	Northern Nevada	Cultivation and Production Facility	100%	100%
The MedMen of Nevada 2, LLC	(6)			100%	100%
MMNV2 Holdings I, LLC	(6)			100%	100%
MMNV2 Holdings II, LLC	(6)			100%	100%
MMNV2 Holdings III, LLC	(6)			100%	100%
MMNV2 Holdings IV, LLC	(6)			100%	100%
MMNV2 Holdings V, LLC	(6)			100%	100%
Manlin DHS Development, LLC	(6)	Desert Hot Springs, California	Cultivation and Production Facility	100%	100%
Desert Hot Springs Green Horizon, Inc.	(3)			100%	100%
Project Compassion Venture, LLC	(4)	Utica, New York	Cultivation and Production Facility	100%	100%
EBA Holdings, Inc.	(10)	Mesa, Arizona	Cultivation and Production Facility	100%	100%
Kannaboost Technology, Inc.	(10)	Scottsdale and Tempe, Arizona	Cultivation and Production Facility	0%	100%
CSI Solutions, LLC	(9)			0%	100%
MME Florida, LLC	(8)	Eustis, Florida	Cultivation and Production Facility	100%	100%

(1)	California Corporation
(2)	California Limited Liability Company
(3)	California Non-Profit Corporation
(4)	Delaware Limited Liability Company
(5)	Nevada Corporation
(6)	Nevada Limited Liability Company
(7)	New York Corporation
(8)	Florida Limited Liability Company
(9)	Arizona Limited Liability Company
(10)	Arizona Corporation
(11)	Illinois Limited Liability Company
(12)	Delaware Limited Liability Company
(13)	British Columbia, Canada Limited Company
(14)	Massachusetts Limited Liability Company
(15)	On August 10, 2020, all operational control and risk of loss was transferred and Evanston operates through a consulting agreement. As of June 26, 2021, the Company owns 100% of membership interests but has no further obligation to fund operations. See “Note 7 – Assets Held for Sale” for further information.

Non-Controlling Interest

Non-controlling interest represents equity interests owned by parties that are not shareholders of the ultimate parent. The share of net assets attributable to non-controlling interests is presented as a component of equity. Their share of net income or loss is recognized directly in equity. Changes in the parent company’s ownership interest that do not result in a loss of control are accounted for as equity transactions.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the consolidated financial statements and the reported amounts of total net revenue and expenses during the reporting period. The Company regularly evaluates significant estimates and assumptions related to the consolidation or non-consolidation of variable interest entities, estimated useful lives, depreciation of property and equipment, amortization of intangible assets, inventory valuation, stock-based compensation, business combinations, goodwill impairment, long-lived asset impairment, purchased asset valuations, fair value of financial instruments, compound financial instruments, derivative liabilities, deferred income tax asset valuation allowances, incremental borrowing rates, lease terms applicable to lease contracts and going concern. These estimates and assumptions are based on current facts, historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results the Company experiences may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations could be negatively impacted.

Cash and Cash Equivalents

Cash and cash equivalents comprised of cash and highly liquid investments that are readily convertible into known amounts of cash with original maturities of three months or less.

Restricted Cash

Restricted cash balances are those which meet the definition of cash and cash equivalents but are not available for use by the Company. As of June 26, 2021 and June 27, 2020, restricted cash was $730 and $1,029, respectively, which is used to pay for lease costs and costs incurred related to building construction in Reno, Nevada. This account is managed by a contractor and the Company is required to maintain a certain minimum balance.

Inventory

Inventory is comprised of raw materials, finished goods and work-in-process such as pre-harvested cannabis plants and by-products to be extracted. The costs of growing cannabis, including but not limited to labor, utilities, nutrition and supplies, are capitalized into inventory until the time of harvest. All direct and indirect costs related to inventory are capitalized when incurred, and subsequently classified to cost of goods sold in the Consolidated Statements of Operations. Work-in-process is stated at the lower of cost or net realizable value, determined using the weighted average cost. Raw materials and finished goods inventory is stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method of accounting. Net realizable value is determined as the estimated selling price in the ordinary course of business less estimated costs to sell. The Company periodically reviews physical inventory for excess, obsolete, and potentially impaired items and reserves. The Company reviews inventory for obsolete, redundant and slow-moving goods and any such inventory is written down to net realizable value. Packaging and supplies are initially valued at cost. The reserve estimate for excess and obsolete inventory is based on expected future use. The reserve estimates have historically been consistent with actual experience as evidenced by actual sale or disposal of the goods. As of June 26, 2021 and June 27, 2020, the Company determined that no reserve was necessary.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments

Investments in unconsolidated affiliates are accounted as follows:

Equity Method and Joint Venture Investments

The Company accounts for investments in which it can exert significant influence but does not control as equity method investments in accordance with ASC 323, “Investments—Equity Method and Joint Ventures” (“ASC 323”). In accordance with ASC 825, “Financial Instruments” (“ASC 825”), the fair value option (“FVO”) to measure eligible items at fair value on an instrument-by-instrument basis can be applied. Joint ventures are joint arrangements whereby the parties that have joint control of the arrangement have rights to the net assets of the arrangement. Investments in joint ventures are accounted for under the equity method. These investments are recorded at the amount of the Company’s investment and adjusted each period for the Company’s share of the investee’s income or loss, and dividends paid.

Investments at Fair Value

Equity investments not accounted for using the equity method are carried at fair value, with changes recognized in profit or loss (“FVTPL”) in accordance with ASC 321, “Investments—Equity Securities” (“ASC 321”).

Investments in Equity without Readily Determinable Fair Value

Investments without readily determinable fair values (which are classified as Level 3 investments in the fair value hierarchy) use a determinable available measurement alternative in accordance with ASC 321. The measurement alternative requires the investments to be held at cost and adjusted for impairment and observable price changes, if any.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation and impairment losses, if any. Depreciation is calculated on a straight-line basis over the estimated useful life of the asset using the following terms and methods:

Land	Not Depreciated
Buildings and Improvements	39 Years
Finance Lease Assets	Shorter of Lease Term or Economic Life
Right of Use Assets	10 – 20 Years
Furniture and Fixtures	3 – 7 Years
Leasehold Improvements	Shorter of Lease Term or Economic Life
Equipment and Software	3 – 7 Years
Construction in Progress	Not Depreciated

The assets’ residual values, useful lives and methods of depreciation are reviewed at the end of each reporting period and adjusted prospectively if appropriate. An item of property and equipment is derecognized upon disposal or when no future economic benefits are expected from its use. Any gain or loss arising on de-recognition of the asset (calculated as the difference between the net disposal proceeds and the carrying value of the asset) is included in the Consolidated Statements of Operations in the period the asset is derecognized.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

Intangible assets are recorded at cost, less accumulated amortization and impairment losses, if any. Intangible assets acquired in a business combination are measured at fair value at the acquisition date. Amortization of definite life intangibles is recorded on a straight-line basis over their estimated useful lives, which do not exceed the contractual period, if any. The estimated useful lives, residual values and amortization methods are reviewed at the end of each reporting period, and any changes in estimates are accounted for prospectively. Intangible assets with an indefinite life or not yet available for use are not subject to amortization. Amortization is calculated on a straight-line basis over the estimated useful life of the asset using the following terms and methods:

Dispensary Licenses	15 Years
Customer Relationships	5 Years
Management Agreement	30 Years
Intellectual Property	10 Years
Capitalized Software	3 Years

In accordance with ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”), costs of internally developing, maintaining or restoring intangible assets are expensed as incurred. Inversely, costs are capitalized when certain criteria is met through the point at which the intangible asset is substantially complete and ready for its intended use.

Goodwill

Goodwill is measured as the excess of consideration transferred and the net of the acquisition date fair value of assets acquired, and liabilities assumed in a business acquisition. In accordance with ASC 350, goodwill and other intangible assets with indefinite lives are not subject to amortization. The Company reviews goodwill and other intangible assets allocated to each of the Company’s reporting units for impairment on an annual basis as of year-end or whenever events or changes in circumstances indicate carrying amount it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The carrying amount of each reporting unit is determined based upon the assignment of the Company’s assets and liabilities, including existing goodwill, to the identified reporting units. Where an acquisition benefits only one reporting unit, the Company allocates, as of the acquisition date, all goodwill for that acquisition to the reporting unit that will benefit. In order to determine if goodwill is impaired, the Company measures the impairment of goodwill by comparing a reporting unit’s carrying amount to the estimated fair value of the reporting unit. If the carrying amount of a reporting unit is in excess of its fair value, the Company recognizes an impairment charge equal to the amount in excess. A goodwill impairment loss associated with a discontinued operation is included within the results of discontinued operations.

Impairment of Long-Lived Assets

For purposes of the impairment test, long-lived assets such as property, plant and equipment and definite-lived intangible assets are grouped with other assets and liabilities at the lowest level for which identifiable independent cash flows are available (“asset group”). In accordance with ASC 360, “Property, Plant, and Equipment” (“ASC 360”), the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In order to determine if assets have been impaired, the impairment test is a two-step approach wherein the recoverability test is performed first to determine whether the long-lived asset is recoverable. The recoverability test (Step 1) compares the carrying amount of the asset to the sum of its future undiscounted cash flows using entity-specific assumptions generated through the asset’s use and eventual disposition. If the carrying amount of the asset is less than the cash flows, the asset is recoverable and an impairment is not recorded. If the carrying amount of the asset is greater than the cash flows, the asset is not recoverable and an impairment loss calculation (Step 2) is required. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying value of the asset group. Fair value can be determined using a market approach, income approach or cost approach. The cash flow projection and fair value represents management’s best estimate, using appropriate and customary assumptions, projections and methodologies, at the date of evaluation. The reversal of impairment losses is prohibited.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Leased Assets

In accordance with ASU 2016-02, “Leases (Topic 842)” (“ASC 842”), the Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and accrued obligations under operating lease (current and non-current) liabilities in the Consolidated Balance Sheets. Finance lease ROU assets are included in property and equipment, net and accrued obligations under finance lease (current and non-current) liabilities in the Consolidated Balance Sheets. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets and are expensed in the Consolidated Statements of Operations on the straight-line basis over the lease term.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are classified as a finance lease or an operating lease. A finance lease is a lease in which 1) ownership of the property transfers to the lessee by the end of the lease term; 2) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise; 3) the lease is for a major part of the remaining economic life of the underlying asset; 4) the present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already included in the lease payments equals or exceeds substantially all of the fair value; or 5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. The Company classifies a lease as an operating lease when it does not meet any one of these criteria. Refer to “Note 17 – Leases” for further discussion.

The Company applies judgment in determining whether a contract contains a lease and if a lease is classified as an operating lease or a finance lease. The Company applies judgement in determining the lease term as the non-cancellable term of the lease, which may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. All relevant factors that create an economic incentive for it to exercise either the renewal or termination are considered. The Company reassesses the lease term if there is a significant event or change in circumstances that is within its control and affects its ability to exercise or not to exercise the option to renew or to terminate. The Company also applies judgment in allocating the consideration in a contract between lease and non-lease components. It considers whether the Company can benefit from the ROU asset either on its own or together with other resources and whether the asset is highly dependent on or highly interrelated with another ROU asset.

If a sale and leaseback transaction was accounted for as a sale and leaseback under ASC 840, then the entity continues recognizing any deferred gain or loss under ASC 842. Sale and leaseback transactions are assessed to determine whether a sale has occurred under ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). If a sale is determined not to have occurred, the underlying “sold” assets are not derecognized and a financing liability is established in the amount of cash received. At such time that the lease expires, the assets are then derecognized along with the financing liability, with a gain recognized on disposal for the difference between the two amounts, if any. ROU assets and lease liabilities are recognized on the Company’s Consolidated Balance Sheets and reflect the present value of the Company’s current minimum lease payments over the lease terms, which include options that are reasonably certain to be exercised, discounted using the Company’s incremental borrowing rate. Refer to “Note 17 – Leases” for further discussion.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or the tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Tax benefits from uncertain tax positions are recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon effective settlement.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities” (“ASC 815”). ASC 815 generally provide three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of Conventional Convertible Debt Instrument”.

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance ASC 470, “Accounting for Convertible Securities with Beneficial Conversion Features”, as those professional standards pertain to “Certain Convertible Instruments”. Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. ASC 815 provides that generally, if an event that is not within the entity’s control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Liabilities

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the Consolidated Statements of Operations. In calculating the fair value of derivative liabilities, the Company uses a valuation model when Level 1 inputs are not available to estimate fair value at each reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the Consolidated Balance Sheets as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the Consolidated Balance Sheets date. Critical estimates and assumptions used in the model are discussed in “Note 16 – Derivative Liabilities”.

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

Business Combinations

Business combinations are accounted for using the acquisition method. The consideration transferred in a business combination is measured at fair value at the date of acquisition. Acquisition related transaction costs are expensed as incurred and included in the Consolidated Statements of Operations. Identifiable assets and liabilities, including intangible assets, of acquired businesses are recorded at their fair value at the date of acquisition. When the Company acquires control of a business, any previously held equity interest also is remeasured to fair value. The excess of the purchase consideration and any previously held equity interest over the fair value of identifiable net assets acquired is goodwill. If the fair value of identifiable net assets acquired exceeds the purchase consideration and any previously held equity interest, the difference is recognized in the Consolidated Statements of Operations immediately as a gain on acquisition. See “Note 9 – Business Acquisitions” for further details on business combinations.

Contingent consideration is measured at its acquisition-date fair value and included as part of the consideration transferred in a business combination. The Company allocates the total cost of the acquisition to the underlying net assets based on their respective estimated fair values. As part of this allocation process, the Company identifies and attributes values and estimated lives to the intangible assets acquired. These determinations involve significant estimates and assumptions regarding multiple, highly subjective variables, including those with respect to future cash flows, discount rates, asset lives, and the use of different valuation models, and therefore require considerable judgment. The Company’s estimates and assumptions are based, in part, on the availability of listed market prices or other transparent market data. These determinations affect the amount of amortization expense recognized in future periods. The Company bases its fair value estimates on assumptions it believes to be reasonable but are inherently uncertain. Contingent consideration that is classified as equity is not remeasured at subsequent reporting dates and its subsequent settlement is accounted for within equity. Contingent consideration that is classified as an asset or a liability is remeasured at subsequent reporting dates in accordance with ASC 450, “Contingencies” (“ASC 450”), as appropriate, with the corresponding gain or loss being recognized in earnings in accordance with ASC 805, “Business Combinations” (“ASC 805”).

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Assets Held for Sale

The Company classifies assets held for sale in accordance with ASC 360. When the Company makes the decision to sell an asset or to stop some part of its business, the Company assesses if such assets should be classified as an asset held for sale. To classify as an asset held for sale, the asset or disposal group must meet all of the following conditions: i) management, having the authority to approve the action, commits to a plan to sell the asset, ii) the asset is available for immediate sale in its present condition subject to certain customary terms, iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated, iv) the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale, within one year, subject to certain exceptions, v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current value, and vi) actions required to complete the plan indicate that it is unlikely that the plan will be significantly changed or withdrawn. Assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell (“FVLCTS”). FVLCTS is the amount obtainable from the sale of the asset in an arm’s length transaction, less the costs of disposal. Once classified as held for sale, any depreciation and amortization on an asset cease to be recorded. For long-lived assets or disposals groups that are classified as held for sale but do not meet the criteria for discontinued operations, the assets and liabilities are presented separately on the balance sheet of the initial period in which it is classified as held for sale. The major classes of assets and liabilities classified as held for sale are disclosed in the notes to the consolidated financial statements. See “Note 7 – Assets Held for Sale” and “Note 28 – Discontinued Operations”.

Discontinued Operations

A component of an entity is identified as operations and cash flows that can be clearly distinguished, operationally and financially, from the rest of the entity. Under ASC Subtopic 205-20, “Discontinued Operations” (“ASC Subtopic 205-20”), a discontinued operation is a component of an entity that either has been disposed of, or is classified as held for sale and represents a strategic shift that has or will have a major effect on the entity’s operations and financial results, or a newly acquired business or nonprofit activity that upon acquisition is classified as held for sale. Discontinued operations are presented separately from continuing operations in the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows. See “Note 28 – Discontinued Operations”.

Allocation of Interest to Discontinued Operations

Under ASC Subtopic 205-20, interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of a disposal transaction is allocated to discontinued operations. The amount of interest expense reclassified to discontinued operations is directly related to the amount of debt that will be repaid with funds received from the sale of discontinued operations. See “Note 28 – Discontinued Operations” for further information. The Company elected not to reclassify other interest expenses which are not directly attributable to discontinued operations as permitted under ASC Subtopic 205-20.

Assets Reclassified from Discontinued Operations

Under ASC Subtopic 205-20, upon determination that assets held for sale no longer meet the held for sale criteria, the Company reclassifies the assets as held and used at the lower of adjusted carrying value (carrying value of the assets prior to being classified as held for sale adjusted for any depreciation and/or amortization expense that would have been recognized had the assets been continuously classified as held and use) or the fair value at the date of the subsequent decision not to sell. If adjusted carrying value is determined to be lower, a catch-up adjustment for depreciation will be recorded. The depreciation and/or amortization expenses that would have been recognized had the assets been continuously classified as held and used is included as a component of depreciation and amortization expenses in the Consolidated Statements of Operations. If fair value is determined to be lower, the Company records a gain or loss that is included in impairment expense in the Consolidated Statements of Operations. See “Note 28 – Discontinued Operations”.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Revenue is recognized by the Company in accordance with ASC 606. Through application of the standard, the Company recognizes revenue to depict the transfer of promised goods or services to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. In order to recognize revenue under ASC 606, the Company applies the following five (5) steps:

●	Identify a customer along with a corresponding contract;

●	Identify the performance obligation(s) in the contract to transfer goods or provide distinct services to a customer;

●	Determine the transaction price the Company expects to be entitled to in exchange for transferring promised goods or services to a customer;

●	Allocate the transaction price to the performance obligation(s) in the contract;

●	Recognize revenue when or as the Company satisfies the performance obligation(s).

Revenues consist of wholesale, retail sales of cannabis and delivery, which are generally recognized at a point in time when control over the goods have been transferred to the customer and is recorded net of sales discounts. During the years ended June 26, 2021 and June 27, 2020, wholesale revenues were insignificant. Payment is typically due upon transferring the goods to the customer or within a specified time period permitted under the Company’s credit policy. During the years ended June 26, 2021 and June 27, 2020, sales discounts were $15,965,000 and $16,242,036, respectively.

Revenue is recognized upon the satisfaction of the performance obligation. The Company satisfies its performance obligation and transfers control upon delivery and acceptance by the customer.

Stock-Based Compensation

The Company has a stock-based compensation plan comprised of stock options, stock grants, restricted stock units (“RSU”) and three classes of member units: 1) Common Units; 2) Appreciation Only Long-Term Incentive Performance Units (“AO LTIP Units”); and 3) Fair Value Long-Term Incentive Performance Units (“FV LTIP Units”). AO LTIP Units and FV LTIP Units are convertible into Long-Term Incentive Performance Units (“LTIP Units”). LTIP Units are convertible into Common Units on a one-for-one basis.

The Company accounts for its stock-based awards in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”), which requires fair value measurement on the grant date and recognition of compensation expense for all stock-based payment awards made to employees and directors, including RSUs. For stock options, the Company estimates the fair value using a closed option valuation (Black-Scholes) model. When there are market-related vesting conditions to the vesting term of the share-based compensation, the Company uses a valuation model to estimate the probability of the market-related vesting conditions being met and will record the expense. The fair value of RSUs is based upon the quoted market price of the common shares on the date of grant. The fair value is then expensed over the requisite service periods of the awards, net of estimated forfeitures, which is generally the performance period and the related amount is recognized in the Consolidated Statements of Operations.

The fair value models require the input of certain assumptions that require the Company’s judgment, including the expected term and the expected stock price volatility of the underlying stock. The assumptions used in calculating the fair value of stock-based compensation represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change resulting in the use of different assumptions, stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from management’s estimates, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share

The Company calculates basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is determined by adjusting profit or loss attributable to common shareholders and the weighted-average number of common shares outstanding, for the effects of all dilutive potential common shares, which comprise convertible debentures, restricted stock units, warrants and stock options issued.

Financial Instruments

Classification

The Company classifies its financial assets and financial liabilities in the following measurement categories: (i) those to be measured subsequently at fair value through profit or loss (“FVTPL”); (ii) those to be measured subsequently at fair value through other comprehensive income (“FVOCI”); and (iii) those to be measured subsequently at amortized cost. The classification of financial assets depends on the business model for managing the financial assets and whether the contractual cash flows represent solely payments of principal and interest (“SPPI”). Financial liabilities are classified as those to be measured at amortized cost unless they are designated as those to be measured subsequently at FVTPL (irrevocable election at the time of recognition). For assets and liabilities measured at fair value, gains or losses are either recorded in profit or loss or other comprehensive income. The Company reclassifies financial assets when and only when its business model for managing those assets changes. Financial liabilities are not reclassified.

Measurement

All financial instruments are required to be measured at fair value on initial recognition, plus, in the case of a financial asset or financial liability not at FVTPL, transaction costs that are directly attributable to the acquisition or issuance of the financial asset or financial liability. Transaction costs of financial assets and financial liabilities carried at FVTPL are expensed in profit or loss. Financial assets and financial liabilities with embedded derivatives are considered separately when determining whether their cash flows are solely payment of principal and interest. Financial assets that are held within a business model whose objective is to collect the contractual cash flows, and that have contractual cash flows that are solely payments of principal and interest on the principal outstanding are generally measured at amortized cost at the end of the subsequent accounting periods. All other financial assets including equity investments are measured at their fair values at the end of subsequent accounting periods, with any changes taken through profit and loss or other comprehensive income (irrevocable election at the time of recognition). For financial liabilities measured subsequently at FVTPL, changes in fair value due to credit risk are recorded in other comprehensive income.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has not elected the fair value option for any eligible financial instruments. There have been no transfers between fair value levels during the year.

Financial instruments are measured at amortized cost or at fair value. Financial instruments measured at amortized cost consist of accounts receivable, due from and due to related party, other liabilities, and accounts payable and accrued liabilities wherein the carrying value approximates fair value due to its short-term nature. Other financial instruments measured at amortized cost include notes payable and senior secured convertible credit facility wherein the carrying value at the effective interest rate approximates fair value as the interest rate for notes payable and the interest rate used to discount the host debt contract for senior secured convertible credit facility approximate a market rate for similar instruments offered to the Company.

Cash and cash equivalents and restricted cash are measured at Level 1 inputs. Acquisition related liabilities resulting from business combinations are measured at fair value using Level 1 or Level 3 inputs. Investments that are measured at fair value use Level 3 inputs. Refer to “Note 6 – Other Current Assets” for assumptions used to value investments. Refer to “Note 15 – Other Current Liabilities and Other Non-Current Liabilities” for assumptions used to value the contingent consideration related to business combinations. Derivative liabilities are measured on quoted market prices in active markets at Level 1 inputs. Refer to “Note 16 – Derivative Liabilities” for assumptions used to value the derivative liabilities.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The individual fair values attributed to the different components of a financing transaction, notably derivative financial instruments, convertible debentures and loans, are determined using valuation techniques. The Company uses judgment to select the methods used to make certain assumptions and derive estimates. Significant judgment is also used when attributing fair values to each component of a transaction upon initial recognition, measuring fair values for certain instruments on a recurring basis and disclosing the fair values of financial instruments subsequently carried at amortized cost. These valuation estimates could be significantly different because of the use of judgment and the inherent uncertainty in estimating the fair value of instruments that are not quoted or observable in an active market.

The following table summarizes the Company’s financial instruments as of June 26, 2021:

	Amortized Cost	FVTPL	TOTAL

Financial Assets:
Cash and Cash Equivalents	$-	$11,873,256	$11,873,256
Restricted Cash	$-	$730	$730
Accounts Receivable	$1,027,218	$-	$1,027,218
Investments	$-	$3,036,791	$3,036,791

Financial Liabilities:
Accounts Payable and Accrued Liabilities	$57,138,783	$-	$57,138,783
Other Liabilities	$15,590,388	$-	$15,590,388
Notes Payable	$191,115,328	$-	$191,115,328
Due to Related Party	$1,476,921	$-	$1,476,921
Derivative Liabilities	$-	$6,935,520	$6,935,520
Senior Secured Convertible Credit Facility	$170,821,393	$-	$170,821,393

The following table summarizes the Company’s financial instruments as of June 27, 2020:

	Amortized Cost	FVTPL	TOTAL

Financial Assets:
Cash and Cash Equivalents	$-	$9,598,736	$9,598,736
Restricted Cash	$-	$1,029	$1,029
Accounts Receivable	$1,245,827	$-	$1,245,827
Due from Related Party	$3,109,718	$-	$3,109,718
Investments	$-	$3,786,791	$3,786,791

Financial Liabilities:
Accounts Payable and Accrued Liabilities	$76,627,718	$-	$76,627,718
Other Liabilities	$10,791,392	$-	$10,791,392
Acquisition Consideration Related Liabilities	$-	$8,951,801	$8,951,801
Notes Payable	$168,998,601	$-	$168,998,601
Due to Related Party	$4,556,815	$-	$4,556,815
Derivative Liabilities	$-	$546,076	$546,076
Senior Secured Convertible Credit Facility	$166,368,463	$-	$166,368,463

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment

The Company assesses all information available, including on a forward-looking basis the expected credit loss associated with its assets carried at amortized cost. The impairment methodology applied depends on whether there has been a significant increase in credit risk. To assess whether there is a significant increase in credit risk, the Company compares the risk of a default occurring on the asset at the reporting date with the risk of default at the date of initial recognition based on all information available, and reasonable and supportive forward-looking information. For accounts receivable only, the Company applies the simplified approach as permitted by ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The simplified approach to the recognition of expected losses does not require the Company to track the changes in credit risk; rather, the Company recognizes a loss allowance based on lifetime expected credit losses at each reporting date from the date of the trade receivable.

Expected credit losses are measured as the difference in the present value of the contractual cash flows that are due to the Company under the contract, and the cash flows that the Company expects to receive. The Company assesses all information available, including past due status, credit ratings, the existence of third-party insurance, and forward-looking macro-economic factors in the measurement of the expected credit losses associated with its assets carried at amortized cost. The Company measures expected credit loss by considering the risk of default over the contract period and incorporates forward-looking information into its measurement.

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which replaces the incurred loss model with a current expected credit loss (“CECL”) model and requires consideration of a broader range of reasonable and supportable information to explain credit loss estimates. Under the new standard, the Company recognizes a loss allowance based on lifetime expected credit losses at each reporting date from the date of the trade receivable. The Company is not required to track the changes in credit risk. The guidance must be adopted using a modified retrospective transition method through a cumulative-effect adjustment to retained earnings in the period of adoption. The Company adopted ASU 2016-13 on June 28, 2020. The adoption of the standard did not have a material impact on the Company’s Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which provides a simplified assessment method whether goodwill is impaired by removing the requirement to determine the fair value of individual assets and liabilities in order to calculate a reporting unit’s implied goodwill. Per ASU 2017-04, the Company performed its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The Company should recognize a goodwill impairment charge for the amount by which the reporting unit’s carrying amount exceeds its fair value. If fair value exceeds the carrying amount, no impairment should be recorded. Any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Impairment losses on goodwill cannot be reversed once recognized. ASU 2017-04 must be applied prospectively and is effective for the Company for fiscal years beginning after December 15, 2019. The Company adopted the new standard on June 28, 2020. The adoption of the standard did not have a material impact on the Company’s Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which removes, modifies and adds certain disclosure requirements in Topic 820 “Fair Value Measurement”. Per ASU 2018-13 certain disclosures are eliminated which relate to transfers and the valuations process, modifies disclosures for investments that are valued based on net asset value, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements. ASU 2018-13 must be applied prospectively and is effective for the Company for fiscal years beginning after December 15, 2019. The Company adopted the new standard on June 28, 2020. The adoption of the standard did not have a material impact on the Company’s Consolidated Financial Statements.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Standards

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the adoption date and impact, if any, adoption will have on its financial position and results of operations.

In January 2020, the FASB issued ASU 2020-01, “Investments — Equity Securities (Topic 321)”, “Investments—Equity Method and Joint Ventures (Topic 323)”, and “Derivatives and Hedging (Topic 815)” (“ASU 2020-01”), which is intended to clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. ASU 2020-01 is effective for the Company for fiscal years beginning after December 15, 2020, and interim periods therein. Early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods therein. The Company is currently evaluating the effect of adopting this ASU on the Company’s financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt — Debt With Conversion and Other Options (Subtopic 470-20)” and “Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 is effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years.  Early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Adoption is applied on a modified or full retrospective transition approach. The Company is currently evaluating the adoption date and impact, if any, adoption will have on its financial position and results of operations.

3. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash with various U.S. banks and credit unions with balances in excess of the Federal Deposit Insurance Corporation and National Credit Union Share Insurance Fund limits, respectively. The failure of a bank or credit union where the Company has significant deposits could result in a loss of a portion of such cash balances in excess of the insured limit, which could materially and adversely affect the Company’s business, financial condition and results of operations.

The Company provides credit in the normal course of business to customers located throughout the U.S. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. There were no customers that comprised more than 10% of the Company’s revenue for the years ended June 26, 2021 and June 27, 2020.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

4. PREPAID EXPENSES

As of June 26, 2021 and June 27, 2020, prepaid expenses consist of the following:

	2021	2020

Prepaid Expenses	$4,553,105	$3,879,010
Prepaid Insurance	2,210,484	744,623

Total Prepaid Expenses	$6,763,589	$4,623,633

5. INVENTORIES

As of June 26, 2021 and June 27, 2020, inventory consists of the following:

	2021	2020

Raw Materials	$669,861	$1,885,845
Work-in-Process	5,174,359	5,064,201
Finished Goods	14,248,798	13,726,207

Total Inventory	$20,093,018	$20,676,253

During the years ended June 26, 2021 and June 27, 2020, the Company recognized an impairment of approximately $1,714,000 and nil, respectively, to write down inventory to its net realizable value. During the years ended June 26, 2021 and June 27, 2020, general and administrative expenses of approximately $5,191,000 and $7,140,000, respectively, were included in inventory, of which $2,083,000 and $1,813,410, respectively, remain in inventory as of each balance sheet date.

6. OTHER CURRENT ASSETS

As of June 26, 2021 and June 27, 2020, other current assets consist of the following:

	2021	2020

Investments	$3,036,791	$3,786,791
Excise Tax Receivable	-	5,254,595
Note Receivable (1)	1,339,000	-
Other Current Assets	3,494,183	110,227

Total Other Current Assets	$7,869,974	$9,151,613

(1)	See “Note 7 – Assets Held for Sale” for further information.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

6. OTHER CURRENT ASSETS (Continued)

As of June 26, 2021 and June 27, 2020, investments included in other current assets consist of the following:

	ToroVerde Inc.	The Hacienda Company, LLC	Old Pal	Other Investments	TOTAL
	(1)	(2)	(3)

Fair Value as of June 29, 2019	$5,600,000	$2,209,000	$4,430,000	$779,791	$13,018,791

Non-Cash Additions	-	-	-	287,000	287,000
Unrealized Gain on Changes in Fair Value of Investments	-	1,294,843	2,492,822	-	3,787,665
Unrealized Loss on Changes in Fair Value of Investments	(5,600,000)	(2,753,843)	-	-	(8,353,843)
Transfer to Assets Held for Sale	-	(3,503,843)	(4,952,822)	-	(8,456,665)
Transferred Back from Assets Held for Sale	-	3,503,843	-	-	3,503,843

Fair Value as of June 27, 2020	$-	$750,000	$1,970,000	$1,066,791	$3,786,791

Settlement of Liabilities	-	(750,000)	-	-	(750,000)

Fair Value as of June 26, 2021	$-	$-	$1,970,000	$1,066,791	$3,036,791

(1)	In July 2018, the Company purchased 9,000,000 common shares of ToroVerde Inc., an investment company focused on emerging international cannabis markets, for an aggregate purchase price of $5,000,000, or $0.56 per common share, amounting to 14.3% of the outstanding common shares. As the Company was not deemed to exert any significant influence, the investment was recorded at FVTPL as of June 26, 2021 and June 27, 2020. As of June 26, 2021, the Company holds 14.3% of the equity ownership and voting interests in this investment.
(2)	In July 2018, the Company purchased units of The Hacienda Company, LLC, a California limited liability company, which owns Lowell Herb Co., a California-based cannabis brand known for its pack of pre-rolls called Lowell Smokes, for an aggregate purchase price of $1,500,000, amounting to 3.2% of the outstanding units. Pursuant to SEC guidance under ASC 323, the application of equity method to investments applies to limited liability companies and are required unless the investor holds less than 3-5%. Accordingly, the Company was deemed to have significant influence resulting in equity method accounting. The Company has elected the fair value option under ASC 825 and the investment was recorded at FVTPL as of June 26, 2021 and June 27, 2020. As of June 26, 2021 and June 27, 2020, the Company holds 0% and 3.2%, respectively, of the equity ownership and voting interests in this investment.
(3)	In October 2018 and March 2019, the Company purchased an aggregate of 125.3 units of Old Pal, a California-based brand that provides high-quality cannabis flower for its customers, for an aggregate purchase price of $2,000,000, amounting to approximately 10.0% of the outstanding units with 8.7% voting interests. Pursuant to SEC guidance under ASC 323, the application of equity method to investments applies to limited liability companies and are required unless the investor holds less than 3-5%. Accordingly, the Company was deemed to have significant influence resulting in equity method accounting. The Company decreased their level of ownership in which Old Pal no longer qualified under equity method accounting and elected the fair value option under ASC 825. The investment was previously recorded at FVTPL and the Company continues to measure Old Pal at the previously elected FVTPL under ASC 323 as of June 26, 2021. As of June 26, 2021, the Company holds 2.6% of the equity ownership and 1.4% of the voting interests in this investment.

During the year ended June 26, 2021, the Company entered into an agreement to exchange all of its investment in The Hacienda Company, LLC to settle outstanding balances totaling approximately $750,000. As of June 26, 2021, the Company’s investment balance in ToroVerde Inc. and The Hacienda Company, LLC was nil and nil, respectively. The Company determined that the fair value of its investment in Old Pal LLC was $1,970,000 as of June 26, 2021.

During the year ended June 27, 2020, the Company recorded a net loss on changes in fair value of investments of $4,566,178. As of June 27, 2020, the Company’s investment balance in ToroVerde Inc. and The Hacienda Company, LLC was nil and $750,000, respectively. The Company determined that the fair value of its investment in Old Pal LLC was $1,970,000 as of June 27, 2020.

The fair value of investments included in other current assets is considered a Level 3 categorization in the fair value hierarchy. Investments are measured at fair value using a market approach that is based on unobservable inputs.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

7. ASSETS HELD FOR SALE

A reconciliation of the beginning and ending balances of assets held for sale for the year ended June 26, 2021 is as follows:

	PharmaCann Assets	Available for Sale Subsidiaries	Discontinued Operations	Investments	TOTAL
	(1)	(2)	(3)

Balance as of June 29, 2019	$-	$-	$84,326,062	$-	$84,326,062
Transferred In	6,870,833	12,066,428	-	8,456,665	27,393,926
Transferred Out	-	-	-	(3,503,843)	(3,503,843)
Loss on the Sale of Assets Held for Sale	(1,050,833)	-	-	-	(1,050,833)
Proceeds from Sale	-	-	-	(4,952,822)	(4,952,822)
Ongoing Activity from Discontinued Operations	-	-	(26,034,174)	-	(26,034,174)
Impairment of Assets	(5,607,600)	-	-	-	(5,607,600)

Balance as of June 27, 2020	$212,400	$12,066,428	$58,291,888	$-	$70,570,716

Transferred In	-	6,614,987	-		6,614,987
Gain on the Sale of Assets Held for Sale	-	12,338,123	-	-	12,338,123
Proceeds from Sale	-	(24,750,298)	-	-	(24,750,298)
Ongoing Activity from Continued and Discontinued Operations	-	(6,269,240)	(9,392,790)	-	(15,662,030)
Other	(60,611)	-	-	-	(60,611)

Balance as of June 26, 2021	$151,789	$-	$48,899,098	$-	$49,050,887

(1)	See “Note 10 – Termination of Previously Announced Acquisition” for further information.
(2)	Long-lived assets classified as held for sale that do not qualify as discontinued operation and classified as held for sale. Significant classes of assets and liabilities are presented in the notes to the consolidated financial in accordance with ASC Subtopic 360-10, “Impairment and Disposal of Long-Lived Assets” (“ASC Subtopic 360-10”).
(3)	See “Note 28 – Discontinued Operations” for further information.

During the year ended June 26, 2021, the Company agreed to transfer all outstanding membership interests in MME Evanston Retail, LLC (“Evanston”), for a dispensary operation located in Evanston, Illinois, to an unaffiliated third party (“Purchaser”). The Company received an aggregate consideration of $20,000,000, of which, $10,000,000 cash was received at closing on July 1, 2020 (“Closing Date”), an additional $8,000,000 cash was received on November 17, 2020 and an additional $2,000,000 in the form of a secured promissory note payable three months following the Closing Date in exchange for all of the Company’s membership interests in Evanston. As of March 12, 2021 (“Amendment Date”), the secured promissory note was amended to waive any default arising from non-payment of principal and interest prior to the Amendment Date if Purchaser pays principal of $1,000,000 and all accrued interest of 2% per annum through the Amendment Date. Interest will accrue at 9% per annum following the Amendment Date. As of June 26, 2021, the Company received cash payment in accordance with the amended secured promissory note. On August 10, 2020 (“Effective Date”), all operational control and risk of loss was transferred to the Purchaser and the Company had no further obligation to fund operations of Evanston through a Consulting Agreement. Management performed an assessment and determined that the Company no longer has a controlling financial interest as of the Effective Date. The transfer of the cannabis license is pending regulatory approval as of the issuance of these Consolidated Financial Statements and the Company will take all commercially reasonable steps to maintain all permits for Evanston to operate its business. The Company recognized a gain upon sale of membership interests of $12,415,479 for the difference between the aggregate consideration and the book value of the assets as of the disposition date, less direct costs to sell, which is recognized in the Consolidated Statements of Operations during the year ended June 26, 2021.

During the year ended June 26, 2021, the Company decided to divest two cannabis licenses and entered into separate agreements to sell 100% of its membership interests in these two locations, located in California. On June 26, 2020, the Company entered into a non-binding term sheet for the retail location located in Seaside, California for an aggregate sales price of $1,500,000 wherein $750,000 is to be paid upon the date of close in addition to $750,000 paid in equal monthly installments over twelve months through a promissory note. The transaction closed in October 2020 and the Company transferred all outstanding membership interests in PHSL, LLC. Upon deconsolidation, the Company will not have any continuing involvement with the former subsidiary. The Company recognized a loss upon sale of membership interests of $332,747 for the difference between the aggregate consideration and the book value of the assets as of the disposition date, less direct costs to sell, which is recognized in the Consolidated Statements of Operations during the year ended June 26, 2021.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

7. ASSETS HELD FOR SALE (Continued)

In December 2020, the Company entered into a purchase agreement for the sale of its membership interests in a retail operation located in Grover Beach, California. The Company received an aggregate consideration of $3,750,000 in which $3,500,000 cash was received thirty days following the closing on March 5, 2021, an additional equity consideration equal to $250,000 was recognized as a gain upon sale of membership interests for a total gain of $255,391 for the difference between the aggregate consideration and the book value of the assets as of the disposition date, less direct costs to sell, which is recognized in the Consolidated Statements of Operations during the year ended June 26, 2021.

In accordance with ASC Subtopic 360-10, the Company performed an analysis of any impairments prior to reclassifying certain assets as held for sale. During the year ended June 26, 2021, the Company recorded an impairment charge of $789,709 which is included as a component of impairment expense in the accompanying Consolidated Statements of Operations.

As of June 26, 2021, there were no assets and liabilities of subsidiaries classified as held for sale on the Consolidated Balance Sheet. Subsidiaries classified as assets held for sale that do not qualify as discontinued operations as of June 27, 2020 consists of the following:

2020

Carrying Amounts of the Assets Included in Assets Held for Sale:

Cash and Cash Equivalents	$743,271
Prepaid Expenses	7,798
Inventory	520,464
Other Current Assets	81,427

TOTAL CURRENT ASSETS (1)

Property and Equipment, Net	717,952
Operating Lease Right-of-Use Assets	190,986
Intangible Assets, Net	5,227,288
Goodwill	4,577,242

TOTAL NON-CURRENT ASSETS (1)

TOTAL ASSETS OF SUBSIDIARIES CLASSIFIED AS HELD FOR SALE	$12,066,428

Carrying Amounts of the Liabilities Included in Assets Held for Sale:
Accounts Payable and Accrued Liabilities	$963,255
Income Taxes Payable	159,053
Other Current Liabilities	27,854

TOTAL CURRENT LIABILITIES (1)

Operating Lease Liabilities, Net of Current Portion	296,694
Deferred Tax Liabilities	2,151,879

TOTAL NON-CURRENT LIABILITIES (1)
TOTAL LIABILITIES OF SUBSIDIARIES CLASSIFIED AS HELD FOR SALE	$3,598,735

(1)	The assets and liabilities of subsidiaries classified as held for sale are classified as current on the Consolidated Balance Sheet as of June 27, 2020 because it is probable that the sale will occur and proceeds will be collected within one year.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

8. PROPERTY AND EQUIPMENT

As of June 26, 2021 and June 27, 2020, property and equipment consists of the following:

	2021	2020

Land and Buildings	$37,400,379	$37,400,378
Finance Lease Right-of-Use Assets	9,154,137	26,074,429
Furniture and Fixtures	12,525,180	12,483,613
Leasehold Improvements	68,437,877	57,617,592
Equipment and Software	26,832,414	26,067,344
Construction in Progress	27,144,696	37,027,509

Total Property and Equipment	181,494,683	196,670,865

Less Accumulated Depreciation	(43,664,415)	(30,684,180)

Property and Equipment, Net	$137,830,268	$165,986,685

Depreciation expense related to continuing operations of $16,779,579 and $21,925,465 was recorded for the years ended June 26, 2021 and June 27, 2020, respectively, of which $2,681,902 and $2,415,360, respectively, is included in cost of goods sold. The amount of depreciation recognized for the right of use assets for capital leases during the years ended June 26, 2021 and June 27, 2020 was $1,105,689 and $2,752,022, respectively, see “Note 17 – Leases” for further information.

Borrowing costs were not capitalized during the year ended June 26, 2021 as there were no active construction projects in progress. During the year ended June 27, 2020, borrowing costs totaling $1,749,467 were capitalized using an average capitalization rate of 10.2%. In addition, during the years ended June 26, 2021 and June 27, 2020, total labor related costs of $566,766 and $448,086, respectively, were capitalized to Construction in Progress, of which $154,015 and $207,664, respectively, was share-based compensation.

During the year ended June 26, 2021, management noted indicators of impairment of its long-lived assets of certain cultivation assets in California and Nevada as well as certain long-lived assets relating to operations in Florida which was due to economic performance. In accordance with ASC 360-10, the Company performed an analysis of any long-lived asset impairment and recognized an impairment of nil during the year ended June 26, 2021.

During the year ended June 27, 2020, management noted indicators of impairment of its long-lived assets of certain cultivation assets in California and Nevada as well as certain long-lived assets relating to operations in Florida which was due to the change in use of these asset groups and the impacts of COVID-19. Accordingly, the Company recorded an impairment of $143,005,028 of its property which are included as a component of impairment expense in the accompanying Consolidated Statement of Operations. The Company used various Level 3 inputs and a discounted cash flow model to determine the fair value of these asset groups.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

9. BUSINESS ACQUISITIONS

There were no acquisitions completed during the year ended June 26, 2021. A summary of business acquisitions completed during the year ended June 27, 2020 is as follows:

	2020 Acquisitions
	MattnJeremy, Inc.	MME Evanston Retail, LLC	TOTAL

Closing Date:	September 3, 2019	December 2, 2019

Total Consideration:
Cash	$1,000,000	$-	$1,000,000
Relief of Credit	-	6,930,557	6,930,557
Present Value of Deferred Payments	1,875,000	-	1,875,000
Contingent Consideration	9,833,000	-	9,833,000

Total Consideration	$12,708,000	$6,930,557	$19,638,557

Number of Shares Issued:
Subordinate Voting Shares	5,112,263	-	5,112,263

Preliminary Accounting Estimate of Net Assets Acquired:

Current Assets	$405,000	$537,771	$942,771
Fixed Assets	-	430,621	430,621
Deferred Tax Liabilities	(1,844,465)	(1,583,745)	(3,428,210)
Intangible Assets:
Customer Relationships	830,000	300,000	1,130,000
Dispensary License	5,100,000	4,500,000	9,600,000

Total Intangible Assets	5,930,000	4,800,000	10,730,000

Total Identifiable Net Assets	4,490,535	4,184,647	8,675,182

Goodwill (1)	8,217,465	2,745,910	10,963,375

Total Preliminary Accounting Estimate of Net Assets Acquired	$12,708,000	$6,930,557	$19,638,557

Acquisition Costs Expensed (2)	$421,497	$-	$421,497
Net Income (Loss)	$(1,136,536)	$870,289	$(266,247)
Revenues	$2,797,177	$6,283,249	$9,080,426
Pro Forma Net Income (Loss) (3)	$10,000	$(132,726)	$(122,726)
Pro Forma Revenues (3)	$50,000	$4,488,035	$4,538,035

(1)	Goodwill arising from acquisitions represent expected synergies, future income and growth, and other intangibles that do not qualify for separate recognition. Generally speaking, goodwill related to dispensaries acquired within a state adds to the footprint of the MedMen dispensaries within the state, giving the Company’s customers more access to the Company’s branded stores. Goodwill related to cultivation and wholesale acquisitions provide for lower costs and synergies of the Company’s growing and wholesale distribution methods which allow for overall lower costs.
(2)	Acquisition costs include amounts paid in cash and equity. Of the acquisition costs paid in equity during 2020, the Company issued 214,716 Subordinate Voting Shares valued at the trading price of the Subordinate Voting Shares upon grant ($421,497).
(3)	If the acquisition had been completed on July 1, 2019 for the 2020 Acquisitions, the Company estimates it would have recorded increases in revenues and net income (loss) shown in the pro forma amounts above.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

9. BUSINESS ACQUISITIONS (Continued)

The purchase price allocations for the acquisitions, as set forth in the table above, reflect various preliminary fair value estimates and analyses that are subject to change within the measurement period as valuations are finalized. The primary areas of the preliminary purchase price allocations that are not yet finalized relate to the fair values of certain tangible assets, the valuation of intangible assets acquired and goodwill. The Company expects to continue to obtain information to assist in determining the fair value of the net assets acquired at the acquisition date during the measurement period. Measurement period adjustments that the Company determines to be material will be applied retrospectively to the period of acquisition in the Company’s consolidated financial statements and, depending on the nature of the adjustments, other periods subsequent to the period of acquisition could be affected. All the acquisitions noted below were accounted for in accordance with ASC 805.

Business acquisitions completed during the year ended June 27, 2020 were as follows:

MattnJeremy, Inc., d/b/a One Love Beach Club

On September 3, 2019, the Company completed the acquisition of MattnJeremy, Inc., d/b/a One Love Beach Club (“One Love”), a licensed medical and recreational cannabis dispensary located in Long Beach, California. The Company acquired all of the issued and outstanding shares of One Love for aggregate consideration of $12,708,000 which is comprised of $1,000,000 in cash at closing, $1,000,000 deferred payment to be paid six months after closing, $1,000,000 deferred payment to be paid one year after closing and the issuance of 5,112,263 Subordinate Voting Shares with an aggregate value of $9,833,000 at closing. Pursuant to a Lock-Up Agreement with the sellers, the shares cannot be sold or transferred for a period of one year from the closing date. As consideration for the lock up of the shares, the Company agreed to issue additional shares if the value of the shares decline prior to the expiration of the lock up period. The shares were valued at the present value of the $10,000,000 over a one year period. The deferred payments were present valued at $1,875,000, of which $958,500 remain as of June 27, 2020 and were included in other current liabilities in the Consolidated Balance Sheets. During the fiscal year ended June 27, 2020, the Company settled the first deferred payment of $1,000,000 by cash payment and by the issuance of 3,045,989 Subordinate Voting Shares valued at $748,658 based on the closing trading price on the issuance date. The Company recorded a loss on extinguishment of debt of $248,656. The loss was recorded as a component of other expense in the Consolidated Statements of Operations for the fiscal year ended June 27, 2020. In no case will the Company be required to pay additional consideration. However, if the working capital adjustment is negative, the Company will not be required to pay some deferred payments. There was no working capital adjustment based upon the closing inventory.

MME Evanston Retail, LLC

In connection with the termination of the PharmaCann Acquisition, on December 2, 2019, the Company received 100% of the membership interests in MME Evanston Retail, LLC (“Evanston”), which includes a retail location in Evanston, Illinois and related licenses, and a retail license in Greater Chicago, Illinois. The Company acquired all of the issued and outstanding shares of Evanston for aggregate consideration of $6,930,557. See “Note 10 – Termination of Previously Announced Acquisition” and see “Note 7 – Assets Held for Sale” for further information.

10. TERMINATION OF PREVIOUSLY ANNOUNCED ACQUISITION

On October 11, 2018, the Company entered into a binding letter of intent with PharmaCann, LLC (“PharmaCann”) to acquire all outstanding equity interests in PharmaCann in an all-stock transaction (the “PharmaCann Acquisition”), valued at $682,000,000 based on the closing price of the Subordinate Voting Shares on October 9, 2018 (such value being subject to change based on the daily closing price of the Subordinate Voting Shares). In connection with the letter of intent, the Company provided PharmaCann with a $20,000,000 line of credit which bears interest at a rate of 7.5% per annum paid-in-kind. In the event the PharmaCann Acquisition does not close, any outstanding principal and interest shall become due and payable within twelve months of termination.

On October 7, 2019, the Company and PharmaCann entered into a mutual agreement to terminate the PharmaCann Acquisition. As compensation for the termination, the Company and PharmaCann agreed to accept a transfer of assets in exchange for repayment of the line of credit. The assets transferred were 100% of the membership interests (“Transfer of Interest”) in three entities holding the following assets:

●	MME Evanston Retail, LLC (“Evanston”), which holds a retail location in Evanston, Illinois and related licenses, and a retail license for Greater Chicago, Illinois;
●	PharmaCann Virginia, LLC (“Staunton”), which holds land and a license for a vertically-integrated facility in Staunton, Virginia; and
●	PC 16280 East Twombly LLC (“Hillcrest”), which holds an operational cultivation and production facility in Hillcrest, Illinois and related licenses.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

10. TERMINATION OF PREVIOUSLY ANNOUNCED ACQUISITION (Continued)

Each delivery of the Transfer of Interest, after successful regulatory approval, if any, will relieve one-third of the line of credit and any accrued interest due from PharmaCann. Concurrent with the termination agreement, the Company and PharmaCann entered into a membership interest purchase agreement which detailed the assets to be delivered to the Company. The Company entered into plans to sell the Staunton and Hillcrest assets while the Evanston assets will be owned and operated by the Company. As of June 27, 2020, the Company successfully received the membership interests in Evanston and Staunton, and transferred the rights to receive the equity interest in Hillcrest to a third party, and relieved the full amount due from PharmaCann.

The Evanston assets received were accounted for as a business combination in accordance with ASC 805, “Business Combinations” as the Evanston assets met the definition of a business. Pursuant to ASC 805, the fair value of the consideration paid, which is the portion of the line of credit relieved, approximates its carrying value. See “Note 9 – Business Acquisitions” for further information on the acquisition of Evanston and see “Note 7 – Assets Held for Sale” for further information on the sale of Evanston.

The Company determined that the cost of the Staunton assets received was equal to the fair value of the assets given up as consideration, being the portion of the line of credit relieved. Accordingly, no gain or loss was recorded upon receipt of the Staunton assets. The Staunton assets were classified as assets held for sale in accordance with ASC 360 and are measured at the lower of its carrying amount or FVLCTS. During the year ended June 27, 2020, the Company recorded $6,870,833 in assets held for sale related to Staunton and subsequently determined that the FVLCTS was less than its carrying amount and wrote down the asset by $1,050,833 which is included as a loss on sale of assets as a component of other operating income in the accompanying Consolidated Statements of Operations. As of June 26, 2021 and June 27, 2020, the Company determined the remaining balance, excluding the land value of approximately $151,800 and $212,000, respectively, was unrecoverable and wrote off the balance of $60,111 and $5,607,600, respectively, which is included as a component of impairment expense in the accompanying Consolidated Statements of Operations. See “Note 7 – Assets Held for Sale” for further information.

The Company determined that the cost of the Hillcrest assets was equal to the fair value of the assets given up as consideration, being the portion of the line of credit relieved. The Company sold its rights to the Hillcrest assets for total gross proceeds of approximately $17,000,000 to an unrelated third party. During the year ended June 27, 2020, the Company recorded a gain of $9,490,800 upon successful sale of the Hillcrest assets. The gain was recorded as a gain on sale of assets as a component of other operating income in the Consolidated Statements of Operations.

11. INTANGIBLE ASSETS

As of June 26, 2021 and June 27, 2020, intangible assets consist of the following:

	2021	2020

Dispensary Licenses	$121,291,616	$127,975,281
Customer Relationships	17,747,600	17,747,600
Management Agreement	7,594,937	7,594,937
Capitalized Software	9,696,903	9,255,026
Intellectual Property	6,276,959	8,520,121

Total Intangible Assets	162,608,015	171,092,965

Dispensary Licenses	(22,125,635)	(16,114,407)
Customer Relationships	(16,463,017)	(6,531,889)
Management Agreement	(765,136)	(565,972)
Capitalized Software	(4,667,235)	(2,273,432)
Intellectual Property	(3,207,464)	(5,496,231)

Less Accumulated Amortization	(47,228,487)	(30,981,931)

Intangible Assets, Net	$115,379,528	$140,111,034

The Company recorded amortization expense related to continuing operations of $17,028,753 and $18,159,972 for the year ended June 26, 2021 and June 27, 2020, respectively. During the year ended June 26, 2021 and June 27, 2020, $62,951 and $346,180, respectively, of share-based compensation was capitalized to capitalized software.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

11. INTANGIBLE ASSETS (Continued)

During the year ended June 26, 2021, the Company recorded impairment on an intellectual property asset in the amount of $1,573,563.  During the year ended June 27, 2020, management noted indicators of impairment of its long-lived assets of certain asset groups in California, Nevada and Florida. The Company used various Level 3 inputs and a discounted cash flow model to determine the fair value of these asset groups. Accordingly, the Company recorded an impairment of $38,959,000 which is included as a component of impairment expense in the accompanying Consolidated Statements of Operations.

12. GOODWILL

As of June 26, 2021 and June 27, 2020, goodwill was $32,900,457 and $32,900,457, respectively. See “Note 9 – Business Acquisitions” and “Note 28 – Discontinued Operations” for further information. As of June 26, 2021 and June 27, 2020, the carrying amounts of goodwill were allocated to each group of reporting units as follows:

	California	Illinois	Nevada	Arizona	TOTAL

Balance as of June 29, 2019	$16,742,843	$9,810,050	$16,556,287	$16,912,951	$60,022,131

Acquired Goodwill	8,217,465	2,745,910	-	-	10,963,375
Transferred to Assets Held for Sale	(1,869,900)	(2,745,910)	-	-	(4,615,810)
Impairment Losses	-	-	(16,556,287)	(16,912,951)	(33,469,238)

Balance as of June 27, 2020 and June 26, 2021	$23,090,408	$9,810,050	$-	$-	$32,900,457

Goodwill is assigned to the reporting unit, which is the operating segment level or one level below the operating segment. Goodwill arises from the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired less assumed liabilities. Goodwill is reviewed annually for impairment or more frequently if impairment indicators arise. The Company adopted ASU 2017-04 which eliminates Step 2 from the quantitative assessment of the goodwill impairment test wherein the goodwill impairment loss was measured by comparing the implied fair value of a reporting unit’s goodwill with its carrying amount. The goodwill impairment test consists of one step comparing the fair value of a reporting unit with its carrying amount. The amount by which the carrying amount exceeds the reporting unit’s fair value is recognized as a goodwill impairment loss.

The Company conducts its annual goodwill impairment assessment as of the last day of the year. For the purpose of the goodwill impairment test, the Company performed a quantitative assessment wherein the fair value of each reporting unit is determined using a discounted cash flow method (income approach). The earnings forecast for the reporting unit impaired was revised based on a decrease in anticipated operating profits and cash flows for the next five years as it relates to the current economic environment related to COVID-19. The fair value of that reporting unit was estimated using the expected present value of future cash flows. As of June 26, 2021, the Company recorded a goodwill impairment loss in the amount of $960,692 as a result of its assessment, of which nil is recorded as a component of impairment expense in the Consolidated Statements of Operations and $960,692 is included as a component of impairment expense in the Consolidated Statements of Operations for Discontinued Operations. As of June 27, 2020, the Company recorded a goodwill impairment loss in the amount of $58,047,946 as a result of its assessment, of which $33,469,238 is included as a component of impairment expense in the Consolidated Statements of Operations and $24,578,708 is included as a component of impairment expense in the Consolidated Statements of Operations for Discontinued Operations.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

13. OTHER ASSETS

As of June 26, 2021 and June 27, 2020, other assets consist of the following:

	2021	2020

Long-Term Security Deposits for Leases	$4,590,885	$8,177,871
Loans and Other Long-Term Deposits	7,655,933	7,568,738
Other Assets	5,593	147,164

Total Other Assets	$12,252,411	$15,893,773

During the year ended June 26, 2021, management did not identify indicators of realizability for certain loans and assets. Accordingly, the Company recorded impairment of nil for other assets. During the year ended June 27, 2020, management noted indicators of realizability for certain loans and assets. Accordingly, the Company recorded an impairment of $5,944,143 which is included as a component of impairment expense in the Consolidated Statements of Operations.

14. ACCOUNTS PAYABLE AND ACCRUED LIABILTIES

As of June 26, 2021 and June 27, 2020, accounts payable and accrued liabilities consist of the following:

	2021	2020

Accounts Payable	$35,064,380	$55,658,731
Accrued Liabilities	11,470,700	10,513,204
Other Accrued Liabilities	10,603,703	10,455,783

Total Accounts Payable and Accrued Liabilities	$57,138,783	$76,627,718

15. OTHER CURRENT LIABILITIES AND OTHER NON-CURRENT LIABILITIES

As of June 26, 2021 and June 27, 2020, other current liabilities consist of the following:

	2021	2020

Accrued Interest Payable (1)	$685,281	$9,051,650
Contingent Consideration	87,893	8,951,801
Other Current Liabilities	14,905,107	1,739,742

Total Other Current Liabilities	$15,678,281	$19,743,193

(1)	See “Note 18 – Notes Payable” and “Note 19 – Senior Secured Convertible Facility” for further information on paid-in-kind interest.

As of June 26, 2021 and June 27, 2020, other non-current liabilities, net of current portion, consist of the following:

	2021	2020

Deferred Gain on Sale of Assets (1)(2)	$3,598,084	$4,164,713
Other Long Term Liabilities	50,820	50,820

Total Other Non-Current Liabilities	$3,648,904	$4,215,533

(1)	See “Note 17 – Leases” for further information.
(2)	The current portion of Deferred Gain on Sale of Assets of $566,627 is recorded in Accounts Payable and Accrued Liabilities.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

15. OTHER CURRENT LIABILITIES AND OTHER NON-CURRENT LIABILITIES (Continued)

Contingent Consideration

Contingent consideration recorded relates to a business acquisition (see “Note 9 – Business Acquisitions”). The contingent consideration related to the acquisition of One Love Beach Club is based upon fair value of the additional shares required to be paid upon the expiration of the lock-up and is based upon the fair market value of the Company’s trading stock and is considered a Level 1 categorization in the fair value hierarchy. Contingent consideration classified as a liability and measured at fair value in accordance with ASC 480, “Distinguishing Liabilities from Equity”. The contingent consideration is remeasured at fair value at each reporting period with changes recorded in profit and loss in the Consolidated Statements of Operations. During the year ended June 26, 2021, the lock-up period expired and the contingent consideration in the amount of $9,254,635 was reclassified as other current liabilities on the Consolidated Balance Sheets as of June 26, 2021.

16. DERIVATIVE LIABILITIES

During the year ended June 26, 2021, the Company issued the 50,000,000 warrants related to a private placement. The exercise price of the warrants is denominated in Canadian dollars. Upon the analysis of the warrants issued under ASC 815, the Company determined that the warrants are to be accounted as derivative liabilities. See “Note 20 - Shareholders’ Equity – Private Placements” for further information.

The following are the warrants issued related to the bought deals that were accounted for as derivative liabilities:

	Number of Warrants

September Bought Deal Equity Financing	7,840,909	(2)(4)
December Bought Deal Equity Financing	13,640,000	(3)(4)
March 2021 Private Placement	50,000,000	(1)

	71,480,909

(1)	During the year ended June 26, 2021, the Company issued 50,000,000 warrants for Subordinate Voting Shares with an exercise price of C$0.50 per warrant and an expiration date of March 27, 2024. The exercise price of the warrants was denominated in a price other than the Company’s functional currency. In accordance with ASC 815, a share warrant denominated in a price other than the functional currency of the Company fails to meet the definition of equity. Accordingly, such a contract or instrument would be accounted for as derivative liabilities and measured at fair value with changes in fair value recognized in the Consolidated Statements of Operations.
(2)	On September 27, 2018, the Company completed a bought deal financing (the “September Offering”) of 15,681,818 units (the “September Units”) at a price of C$5.50 per September Unit (the “September Issue Price”). Each September Unit consisted of one Subordinate Voting Share and one-half of one share purchase warrant of the Company (each whole share purchase warrant, a “September Warrant”). Each September Warrant entitles the holder to acquire, one Subordinate Voting Share at an exercise price of C$6.87 for a period of 36 months following the closing of the September Offering.
(3)	On December 5, 2018, the Company completed a bought deal financing (the “December Offering”) of 13,640,000 units (the “December Units”) at a price of C$5.50 per December Unit (the “December Issue Price”). Each December Unit consisted of one Subordinate Voting Share and one share purchase warrant of the Company (“December Warrant”). Each December Warrant entitles the holder thereof to acquire one Subordinate Voting Share at an exercise price of C$6.87 until September 27, 2021.
(4)	Measured based on Level 1 inputs on the fair value hierarchy since there are quoted prices in active markets for these warrants. The Company used the closing price of the publicly-traded warrants to estimate fair value of the derivative liability at issuance and at each reporting date.

A reconciliation of the beginning and ending balance of derivative liabilities and change in fair value of derivative liabilities for the years ended June 26, 2021 and June 27, 2020 is as follows:

	2021	2020

Balance at Beginning of Year	$546,076	$9,343,485

Initial Recognition of Derivative Liabilities	7,228,211	-
Change in Fair Value of Derivative Liabilities	(838,767)	(8,797,409)

Balance at End of Year	$6,935,520	$546,076

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

16. DERIVATIVE LIABILITIES (Continued)

The fair value of the September and December bought deal warrants was measured based on Level 1 inputs on the fair value hierarchy since there are quoted prices in active markets for these warrants. The Company used the closing price of the publicly-traded warrants at the time of grant to estimate fair value of the derivative liability. The fair value of the March 2021 private placement warrants was measured based on Level 3 inputs on the fair value hierarchy using the Black-Scholes Option pricing model using the following variables:

Expected Stock Price Volatility	90.01%
Risk-Free Annual Interest Rate	0.06%
Expected Life	1.00
Share Price	$0.33
Exercise Price	$0.40

17. LEASES

The Company leases land, buildings, equipment and other capital assets which it plans to use for corporate purposes and the production and sale of cannabis products. In accordance with ASC 842, the Company initially measures the ROU asset at cost, which is primarily comprised of the initial amount of the lease liability, plus initial direct costs and lease payments at or before the commencement date, less any lease incentives received. The lease liability is initially measured at the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company utilizes its secured borrowing rate.

Measurement of the lease payments are comprised using 1) fixed lease payments less any incentives; 2) variable lease payments that depend on an index or rate, initially measured using the index or rate at the commencement date; 3) the amount expected to be payable by the lessee under residual value guarantees; 4) the exercise of purchase options, if the lessee is reasonably certain to exercise the options; 5) payments of penalties for early termination of a lease unless the Company is reasonably certain not to terminate early. The incremental borrowing rate is determined using estimates which are based on the information available at commencement date and determines the present value of lease payments if the implicit rate is unavailable.

Most operating leases contain renewal options that provide for rent increases based on prevailing market conditions. The terms used to calculate the ROU assets for these properties include the renewal options that the Company is reasonably certain to exercise. Both ROU assets and lease liabilities exclude variable payments not based on an index or rate, which are treated as period costs. The Company’s lease agreements do not contain significant residual value guarantees, restrictions or covenants. The Company has elected not to recognize ROU assets and lease liabilities for short-term leases (defined as leases with a lease term of 12 months or less that do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise).

For finance leases, lease expenses are the sum of interest on the lease obligations and amortization of the ROU assets. Finance lease ROU assets are amortized based on the lesser of the lease term and the useful life of the leased asset according to the capital asset accounting policy. If ownership of the ROU assets transfers to the Company at the end of the lease term or if the Company is reasonably certain to exercise a purchase option, amortization is calculated using the estimated useful life of the leased asset.

During the year ended June 26, 2021, management noted indicators of impairment of its long-lived assets of certain cultivation assets in California and Nevada as well as certain long-lived assets relating to operations in Florida, which include right-of-use assets related to operating leases, and was a result of economic performance. In accordance with ASC 360-10, the Company performed an analysis of any long-lived asset impairment and recognized an impairment of nil on its right-of-use assets related to operating leases during the year ended June 26, 2021.

During the year ended June 27, 2020, management noted indicators of impairment of its long-lived assets of certain asset groups in California, Nevada and Florida which included right-of-use assets related to operating leases. The Company used various Level 3 inputs and a discounted cash flow model to determine the fair value of these asset groups. Accordingly, the Company recorded an impairment of $19,785,621 on its right-of-use assets related to operating leases, which is included as a component of impairment expense in the accompanying Consolidated Statements of Operations.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

17. LEASES (Continued)

The below are the details of the lease cost and other disclosures regarding the Company’s leases as of June 26, 2021 and June 27, 2020:

	2021	2020

Finance Lease Cost:
Amortization of Finance Lease Right-of-Use Assets	$1,105,689	$2,752,022
Interest on Lease Liabilities	6,068,291	6,262,019
Operating Lease Cost	27,700,475	26,150,479

Total Lease Expenses	$34,874,455	$35,164,520

	2021	2020

Gain on Sale and Leaseback Transactions, Net	$-	$(704,207)
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Financing Cash Flows from Finance Leases	$1,201,609	$1,785,282
Operating Cash Flows from Operating Leases	$21,318,700	$24,003,931
Non-Cash Additions to Right-of-Use Assets and Lease Liabilities:
Recognition of Right-of-Use Assets for Finance Leases	$-	$45,614,041
Recognition of Right-of-Use Assets for Operating Leases	$-	$152,141,639

	2021	2020

Weighted-Average Remaining Lease Term (Years) - Finance Leases	46	48
Weighted-Average Remaining Lease Term (Years) - Operating Leases	7	9
Weighted-Average Discount Rate - Finance Leases	17.88%	10.68%
Weighted-Average Discount Rate - Operating Leases	12.93%	12.15%

Future lease payments under non-cancellable operating leases and finance leases as of June 26, 2021 are as follows:

Fiscal Year Ending	Operating Leases	Finance Leases

June 25, 2022	$23,810,699	$5,666,285
June 24, 2023	24,079,306	5,836,273
June 29, 2024	28,079,476	10,961,495
June 28, 2025	21,942,722	7,087,735
June 27, 2026	22,359,868	7,300,367
Thereafter	80,064,391	1,068,802,749

Total Lease Payments	200,336,462	1,105,654,904
Less Interest	(91,124,898)	(1,076,402,210)

Present Value of Lease Liability	$109,211,564	$29,252,694

Finance leases noted above contain required security deposits, refer to “Note 13 – Other Assets”.

Sale and Leaseback Transactions

During the year ended June 27, 2020, the Company sold two properties and subsequently leased them back with the Treehouse Real Estate Investment Trust (the “REIT”) and other third parties for total proceeds of $20,400,000. One of the transactions did not qualify for sale-leaseback accounting as the resulting lease was a finance lease under ASC 842 and thus did not meet the criteria for transfer of control under ASC 606. Accordingly, the asset remained on the Company’s Consolidated Balance Sheets as of June 27, 2020 at its cost basis and the Company recorded a financing liability for the amount of consideration received. The financing liability is included in notes payable on the Consolidated Balance Sheets. Refer to “Note 18 – Notes Payable” for further information. The other transaction qualified for sale-leaseback accounting and the Company recognized a gain immediately upon sale.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

17. LEASES (Continued)

As of June 26, 2021 and June 27, 2020, the total deferred gain recorded for sale and leaseback transactions was as follows:

	2021	2020

Balance at Beginning of Year	$4,731,340	$5,297,965

Amortization	(566,629)	(566,625)

Balance at End of Year	4,164,711	4,731,340

Less Current Portion of Deferred Gain	(566,627)	(566,627)

Deferred Gain on Sale of Assets, Net of Current Portion	$3,598,084	$4,164,713

The current portion and non-current portion of deferred gains are included as a component of accounts payable and other non-current liabilities in the Consolidated Balance Sheets.

Lease Deferral Arrangements

During the year ended June 26, 2021, the Company modified its existing lease arrangements with the REIT in which the REIT agreed to defer a portion of total current monthly base rent on certain cultivation facilities and ground leases for the 36-month period between July 1, 2020 through July 1, 2023 for a total of fourteen properties. Amendments for eight of the properties were accounted for as lease modifications in accordance with ASC 842, whereas nine leases related to failed sales leaseback transactions in which the related finance obligation was modified and accounted for in accordance with ASC 470, “Debt” (“ASC 470”), see “Note 18 – Notes Payable”, for further discussion. The total amount of all deferred rent accrues interest at 8.6% per annum during the deferral period. As consideration for the rent deferral, the Company issued 3,500,000 warrants to the REIT, each exercisable at $0.34 per share for a period of five years. Upon the analysis of the warrants issued under ASC 815, the Company determined that the warrants are accounted for as a direct cost in relation to the lease and to be measured at fair value and accounted for as an equity instrument. During the year ended June 26, 2021, the Company recorded $17,748,458 in gain on lease terminations of which, $16,274,615 was recognized as a result of the modification to the leases discussed above and is included as a component of other operating income in the accompanying Consolidated Statements of Operations.

18. NOTES PAYABLE

As of June 26, 2021 and June 27, 2020, notes payable consist of the following:

	2021	2020

Financing liability incurred on various dates between January 2019 through September 2019 with implied interest rates ranging from 0.7% to 17.0% per annum.	$83,400,000	$83,576,661

Non-revolving, senior secured term notes dated between October 1, 2018 and October 30, 2020, issued to accredited investors, which mature on January 31, 2022, and bear interest at a rate of 15.5% and 18.0% per annum.	109,318,116	77,675,000

Convertible debentures dated between September 16, 2020 and December 17, 2020, issued to accredited investors and qualified institutional buyers, which mature two years from issuance, and bear interest at a rate of 7.5% per annum.	2,500,000	-

Promissory notes dated between January 15, 2019 through March 29, 2019, issued for deferred payments on acquisitions, which mature on varying dates from July 31, 2021 to April 1, 2022 and bear interest at rates ranging from 8.0% to 9.0% per annum.	2,204,476	16,173,250

Promissory notes dated November 7, 2018, issued to Lessor for tenant improvements as part of sales and leaseback transactions, which mature on November 7, 2028, bear interest at a rate of 10.0% per annum and require minimum monthly payments of $15,660 and $18,471.	2,195,896	2,339,560

Other	15,418	15,418

Total Notes Payable	199,633,906	179,779,889
Less Unamortized Debt Issuance Costs and Loan Origination Fees	(8,518,578)	(10,781,288)

Net Amount	$191,115,328	$168,998,601
Less Current Portion of Notes Payable	(103,496,394)	(16,188,664)

Notes Payable, Net of Current Portion	$87,618,934	$152,809,937

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

18. NOTES PAYABLE (Continued)

A reconciliation of the beginning and ending balances of notes payable for the years ended June 26, 2021 and June 27, 2020 is as follows:

	2021	2020

Balance at Beginning of Year	$168,998,601	$172,747,559

Cash Additions	15,830,279	13,850,000
Non-Cash Addition - Debt Modification	1,877,439	1,000,000
Debt Discount Recognized on Modification	(2,002,544)	(1,000,000)
Extinguishment of Acquisition Promissory Note	(12,173,250)	-
Paid-In-Kind Interest Capitalized	19,046,232	-
Payment of Amendment Fee	-	(500,000)
Cash Payments	(742,860)	(14,779,091)
Equity Component of Debt - New and Amended	(5,583,407)	(5,331,969)
Conversion of Convertible Debentures	(2,371,782)	-
Shares Issued to Settle Debt	(1,351,774)	(4,393,342)
Cash Paid for Debt Issuance Costs	(99,931)	(61,500)
Accretion of Debt Discount	3,793,314	2,532,825
Accretion of Debt Discount Included in Discontinued Operations	5,895,011	4,362,226
Non-Cash Loss on Extinguishment of Debt	-	571,893

Balance at End of Year	191,115,328	168,998,601

Less Current Portion of Notes Payable	(103,496,394)	(16,188,664)

Notes Payable, Net of Current Portion	$87,618,934	$152,809,937

Scheduled maturities of debt as of June 26, 2021 are as follows:

Fiscal Year Ending	Scheduled Maturity

June 25, 2022	$111,538,010
June 24, 2023	2,500,000
June 29, 2024	-
June 28, 2025	-
June 27, 2026	-
June 26, 2027 and Thereafter	85,595,896

Total Notes Payable	$199,633,906

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

18. NOTES PAYABLE (Continued)

Senior Secured Term Loan Facility

On October 1, 2018, the Company closed a $73,275,000 senior secured term loan facility (the “Facility”) with funds managed by Hankey Capital and with an affiliate of Stable Road Capital (the “Lenders”). On October 3, 2018, the Company closed an additional tranche of the Facility, which increased the principal amount of the loan to $77,675,000. The principal amount under the Facility will accrue interest at a rate of 7.5% per annum, paid monthly, with a maturity date of 24 months following the date of closing on October 1, 2018. The Company may repay the balance of the Facility at any time and from time to time, in whole or in part, with a prepayment penalty of 1% of the outstanding principal amount repaid if repaid before December 31, 2019. In connection with the Facility, the Company’s equity interests in MMOF SD LLC, MMOF VENICE LLC, MMOF DOWNTOWN COLLECTIVE LLC, MMOF BH LLC, and MMOF VEGAS 2 LLC were pledged as security.

Additionally, MM CAN issued to the Lenders 8,105,642 warrants, each being exercisable for one Class B Common Share of such company at a purchase price per share of $4.97 for 30 months. Such Class B Common Shares are redeemable in accordance with their terms for Class B Subordinate Voting Shares of the Company. In connection with the increased principal under the Facility, MM CAN issued to the Lenders an additional 511,628 warrants, each being exercisable for one Class B Common Share of such affiliate at a purchase price per share of $4.73 for a period of 30 months. Such Class B Common Shares are redeemable in accordance with their terms for Class B Subordinate Voting Shares of the Company.

In addition to providing a portion of the Facility, Stable Road Capital provided advisory services to the Company. Advisory services included introducing the Company to brands and various service providers, advice on the Facility and providing advice with respect to the Company’s planned structured sale of real estate assets. For its advisory services, MM CAN issued to Stable Road Capital 8,105,642 warrants at a purchase price per share of $4.97 and 511,628 warrants at a purchase price per share of $4.73, each being exercisable for one Class B Common Share of such company for a period of 30 months. Such Class B Common Shares are redeemable in accordance with their terms for Class B Subordinate Voting Shares of the Company.

Amendments to Senior Secured Term Loan Facility

On January 13, 2020, the Company completed an amendment of the Facility wherein the maturity date was extended from October 1, 2020 to January 31, 2022 and the interest rate was increased from a fixed rate of 7.5% per annum to 15.5% per annum. In addition, the Company may prepay the amounts outstanding, on a non-revolving basis, at any time and from time to time, in whole or in part, without penalty. The amendment secured the Facility by a pledge of 100% of the equity interest in Project Compassion NY, LLC, which includes MedMen NY, Inc. and MMOF NY Retail, LLC. The amendment to the term loan facility was not deemed to be a substantial modification under ASC Subtopic 470-50, “Modifications and Extinguishments” (“ASC Subtopic 470-50”).

Further, the Company cancelled the existing 16,211,284 and 1,023,256 warrants issued to the lenders exercisable at $4.97 and $4.73 per share, respectively, representing 100% of the loan amount. The Company issued new warrants to the lenders totaling 40,455,729 warrants exercisable at $0.60 per share until December 31, 2022. The new warrants may be exercised at the election of their holders on a cashless basis. The warrants issued in connection with the term loan facility met the scope exception under ASC 815, “Derivatives and Hedging” and are classified as equity instruments. The warrants are measured at fair value and recorded as a debt discount in connection with the term loan facility. See “Note 21 – Share-Based Compensation” for further information regarding the valuation method and assumptions used in determining the fair value of these equity instruments. As a result of the modification, the Company recorded an additional debt discount of $5,331,969 related to the change in terms of the warrants during the fiscal year ended June 27, 2020.

On July 2, 2020, the Company completed an amendment of the Facility wherein the entirety of the interest at a rate of 15.5% per annum shall accrue monthly to the outstanding principal as payment-in-kind effective March 1, 2020 through July 2, 2021. Thereafter until maturity on January 31, 2022, one-half of the interest (7.75% per annum) shall be payable monthly in cash and one-half of the interest (7.75% per annum) shall be paid-in-kind. In addition, the Company may request an increase to the Facility through December 31, 2020 to be funded through incremental term loans. Certain reporting and financial covenants were added, and the minimum liquidity covenant was waived until September 30, 2020 wherein the amount of required cash balance thereafter was amended. The amendment to the Facility was not deemed to be a substantial modification under ASC Subtopic 470-50.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

18. NOTES PAYABLE (Continued)

The Company incurred an amendment fee of $834,000 that was added to the outstanding principal balance. As consideration for the amendment to the Facility, the Company issued approximately 20,227,863 warrants exercisable at $0.34 per share until July 2, 2025. The Company also cancelled 20,227,863 existing warrants held by the lenders exercisable at $0.60 per share until December 31, 2022. The warrants may be exercised at the election of their holders on a cashless basis. The warrants issued in connection with the term loan facility met the scope exception under ASC 815 and are classified as equity instruments. The change in fair value of the warrants was recorded as a debt discount in connection with the Facility. As a result of the modification, the Company recorded an additional debt discount of $906,436 related to the change in terms of the warrants during the year ended June 26, 2021. See “Note 21 – Share-Based Compensation” for further information regarding the valuation method and assumptions used in determining the fair value of these equity instruments.

On September 16, 2020, the Company entered into further amendments wherein the amount of funds available under the Facility was increased by $12,000,000, of which $5,700,000 was fully committed by the lenders through October 31, 2020. The additional amounts are funded through incremental term loans at an interest rate of 18.0% per annum wherein 12.0% shall be paid in cash monthly in arrears and 6.0% shall accrue monthly as payment-in-kind. In connection with each incremental draw under the amended Facility, the Company shall issue warrants equal to 200% of the incremental term loan amount, divided by the greater of (a) $0.20 per share and (b) 115% multiplied by the volume-weighted average trading price (“VWAP”) of the shares for the five consecutive trading days ending on the trading day immediately prior to the applicable funding date of the second tranche, which shall be the exercise price of the issued warrant. Such warrants are subject to a down round feature wherein the exercise price would be decreased in the event of the exercise of a down-round price reset of select warrants under the senior secured convertible credit facility with Gotham Green Partners (“GGP”). Refer to “Note 19 – Senior Secured Convertible Credit Facility” for further information. In addition, certain covenants and terms were added or amended, and the minimum liquidity covenant was waived until December 31, 2020. The amendment to the Facility was not deemed to be a substantial modification under ASC Subtopic 470-50. As consideration for the amendment, the Company issued approximately 20,227,863 warrants exercisable at $0.34 per share until September 16, 2025. The Company also cancelled 20,227,863 existing warrants held by the lenders exercisable at $0.60 per share until December 31, 2022. The change in fair value of the warrants was recorded as a debt discount in connection with the Facility. Accordingly, the Company recorded an additional debt discount of $542,986 related to the change in terms of the warrants during the fiscal year ended June 26, 2021.

On September 16, 2020, the Company closed on an incremental term loan of $3,000,000 under the amended Facility and issued 30,000,000 warrants with an exercise price of $0.20 per share until September 16, 2025. On October 30, 2020, the Company closed on an incremental term loan of $7,705,279 under the amended Facility and issued 77,052,790 warrants with an exercise price of $0.20 per share until September 14, 2025. The warrants may be exercised at the election of their holders on a cashless basis and are classified as equity instruments. See “Note 20 – Shareholders’ Equity” and “Note 21 – Share-Based Compensation” for further information.

On September 16, 2020 and September 28, 2020, the down round feature on the warrants issued in connection with the incremental term loan of $3,000,000 on September 16, 2020 was triggered wherein the exercise price was adjusted to $0.17 and $0.15 per share, respectively. The value of the effect of the down round feature was determined to be $405,480 and recognized as an increase in additional paid-in capital during the fiscal year ended June 26, 2021.

On May 11, 2021, the Company completed an amendment of the Facility wherein certain covenants were added and amended. Specifically, the minimum liquidity covenant was amended to which the covenant will not apply if the Company pays and has paid the cash portion of interest accrued under the Facility when such cash interest becomes due and payable. Such covenant will continue to be applied in the event the Company has failed to make payments. The minimum liquidity balance was not amended. In addition, application of payments was added wherein proceeds from the sale of the New York disposal group shall be applied to the amended and restated Facility as of the amendment on July 2, 2020 in the principal amount of $83,123,291. As consideration for the amendment, the Company incurred a modification fee of $1,000,000 which is due from the earliest of (a) receipt of Level-Up proceeds, (b) the date of the Investment Agreement, and (c) the earlier of January 31, 2022. Fees paid to the Lender in connection with the amendment totaled $225,035. The amendment to the Facility was not deemed to be a substantial modification under ASC Subtopic 470-50.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

18. NOTES PAYABLE (Continued)

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

On September 16, 2020, the Company closed on an initial $1,000,000 of the facility with a conversion price of $0.17 per Subordinate Voting Share. In connection with the initial tranche, the Company issued 3,293,413 warrants with an exercise price of $0.21 per share. On September 28, 2020, the Company closed on a second tranche of $1,000,000 under its existing unsecured convertible facility with a conversion price of $0.15 per Subordinate Voting Share. In connection with the second tranche, the Company issued 3,777,475 warrants with an exercise price of $0.17 per Subordinate Voting Share. On November 20, 2020, the Company closed on a third tranche of $1,000,000 under the facility with a conversion price of $0.15 per Subordinate Voting Share. In connection with the third tranche, the Company issued 3,592,425 warrants with an exercise price of $0.17 per share. On December 17, 2020, the Company closed on a fourth tranche of $1,000,000 under the facility with a conversion price of $0.15 per Subordinate Voting Share. In connection with the fourth tranche, the Company issued 3,597,100 warrants with an exercise price of $0.18 per share. On January 29, 2021, the Company closed on a fifth tranche of $1,000,000 under its existing unsecured convertible facility with a conversion price of $0.16 per Subordinate Voting Share. In connection with the fifth tranche, the Company issued 3,355,000 warrants with an exercise price of $0.19 per share. Under ASC 815, the conversion option and warrants were recorded as an equity instrument. As of June 26, 2021, the relative fair value of the warrants with a value of $799,949 has been recorded to equity.

On February 10, 2021, the Company entered into an agreement with Wicklow Capital to issue additional warrants for Subordinate Voting Shares within 12 months based on the borrowed amount of the unsecured convertible facility tranches. These warrants will consist of 644,068, 761,205, 775,510, 741,260, and 693,575 warrants with an exercise price of $0.21, $0.18, $0.17, $0.18, and $0.19, respectively. The commitment to issue warrants related to the existing unsecured convertible facility was deemed to be a substantial modification of the facility under ASC Subtopic 470-50 and a loss on extinguishment of $4,010,022 was recorded in the Consolidated Statements of Operations for the year ended June 26, 2021.

On June 14, 2021, a portion of the principal amount was automatically converted into 16,014,663 Class B Subordinate Voting Shares in the amount of $2,371,782. In addition, 8,807,605 of the outstanding warrants under the unsecured convertible facility were exercised at varying prices for a net exercise price of $1,622,377.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

18. NOTES PAYABLE (Continued)

Acquisition Promissory Note

On January 30, 2020, the Company amended the secured promissory note issued in connection with the acquisition of Kannaboost Technology Inc. and CSI Solutions LLC (collectively referred to as “Level Up”) wherein the principal amount was amended from $12,000,000 to $13,000,000 and the maturity date was extended to April 8, 2020. On February 10, 2020, the secured promissory note was amended in which the Company was required to pay a $500,000 extension fee wherein the amendment was deemed to be a substantial modification under ASC Subtopic 470-50. Accordingly, the Company recorded a loss on extinguishment of debt of $571,897. The loss was recorded as a component of other expense in the Consolidated Statements of Operations for the fiscal year ended June 27, 2020.

On April 8, 2020, the Company entered into a third amendment of the Level Up secured promissory note wherein the maturity date was extended to the earlier of December 31, 2020 or in the event of default. No payments shall be due prior to the maturity date unless certain events occur. The balance of the secured promissory note will bear interest at a rate of 9.0% per annum until paid in full. The effectiveness of the amendment on April 8, 2020 is currently in dispute with the counterparty. The Company disputes the claims filed by the counterparty. The Company also disputes any default of the promissory note, has entered into a counterclaim and continues to seek resolution of the undisputed portion of the promissory note.

During the year ended June 26, 2021, as a result of the legal proceedings and decisions by the applicable governing bodies, the Company derecognized the acquisition promissory note and the related accrued interest in the amount of $12,173,250 and $1,202,180, respectively, and recorded as a component discontinued operations on the Consolidated Statements of Operations for the year ended June 26, 2021. Refer to the May 2020 litigation disclosed in “Note 25 – Commitments and Contingencies”.

Amendments to Promissory Note

On March 31, 2020, the Company completed the first amendment of its existing promissory note in the principal amount of $3,500,000 issued in connection with the acquisition of Viktoriya’s Medical Supplies LLC d/b/a Buddy’s Cannabis wherein the Company paid $400,000 in partial satisfaction of the outstanding debt and accrued interest. The amendment was deemed to be a substantial modification under ASC Subtopic 470-50 and the Company recorded a loss on extinguishment of debt of $400,000 in the Consolidated Statements of Operations for the fiscal year ended June 26, 2021.

On February 25, 2021, the Company completed the second amendment of the promissory note wherein the maturity date was amended to the earlier of April 1, 2022 or in the event of default. Pursuant to the amendment, the Company issued Subordinate Voting Shares in the aggregate amount of $2,000,000 to the lender to settle a portion of the debt in which the difference in fair value on the date the shares were settled by the seller was recorded as a fee. The remaining balance of the promissory note will bear interest at a rate of 9.0% per annum and be paid monthly commencing on May 1, 2021 until the amended maturity date. The second amendment to the existing promissory note was deemed to be a substantial modification under ASC Subtopic 470-50 and a loss on extinguishment of debt of $658,730 was recorded in the Consolidated Statements of Operations for the fiscal year ended June 26, 2021.

Settlement of Debt

During the fiscal year ended June 27, 2020, the Company entered into agreements with various noteholders to settle debt and accrued interest by the issuance of 6,801,790 Subordinate Voting Shares valued at $5,255,172 based on the closing trading prices on the agreement dates. The remaining principal and interest of the promissory notes at the settlement dates were $4,393,342 and $405,000, respectively. The Company recorded a loss on extinguishment of debt of $456,830. The loss was recorded as a component of other expense in the Consolidated Statement of Operations for the fiscal year ended June 27, 2020.

Financing Liability

In connection with the Company’s failed sale and leaseback transactions described in “Note 17 – Leases”, a financing liability was recognized equal to the cash proceeds received upon inception. The cash payments made on the lease less the portion considered to be interest expense, will decrease the financing liability. The financing liability was modified due to an amended lease agreement during the year ended June 26, 2021 in which the new terms of the amended agreement do not qualify as a substantial modification under ASC Subtopic 470-50.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

19. SENIOR SECURED CONVERTIBLE CREDIT FACILITY

As of June 26, 2021 and June 27, 2020, senior secured convertible credit facility consists of the following:

	Tranche	2021	2020

Senior secured convertible notes dated April 23, 2019, issued to accredited investors, which mature on April 23, 2022 and bear interest at LIBOR plus 6.0% per annum.	1A	$21,112,530	$21,660,583

Senior secured convertible notes dated May 22, 2019, issued to accredited investors, which mature on April 23, 2022 and bear interest at LIBOR plus 6.0% per annum.	1B	91,185,378	86,053,316

Senior secured convertible notes dated July 12, 2019, issued to accredited investors, which mature on April 23, 2022 and bear interest at LIBOR plus 6.0% per annum.	2	29,580,445	26,570,948

Senior secured convertible notes dated November 27, 2019, issued to accredited investors, which mature on April 23, 2022 and bear interest at LIBOR plus 6.0% per annum.	3	11,454,144	10,288,815

Senior secured convertible notes dated March 27, 2020, issued to accredited investors, which mature on April 23, 2022 and bear interest at LIBOR plus 6.0% per annum.	4	13,496,906	12,500,000

Amendment fee converted to senior secured convertible notes dated October 29, 2019, which mature on April 23, 2022 and bear interest at LIBOR plus 6.0% per annum.	-	21,623,561	19,423,593

Senior secured convertible notes dated April 24, 2020, issued to accredited investors, which mature on April 23, 2022 and bear interest at LIBOR plus 6.0% per annum.	IA-1	3,027,003	2,734,282

Senior secured convertible notes dated September 14, 2020, issued to accredited investors, which mature on April 23, 2022 and bear interest at LIBOR plus 6.0% per annum.	IA-2	5,847,933	-

Restatement fee issued in senior secured convertible notes dated March 27, 2020, which mature on April 23, 2022 and bear interest at LIBOR plus 6.0% per annum.	-	9,104,665	8,199,863

Second restatement fee issued in senior secured convertible notes dated July 2, 2020, which mature on April 23, 2022 and bear interest at LIBOR plus 6.0% per annum.	-	2,021,984	-

Third restatement fee issued in senior secured convertible notes dated January 11, 2021, which mature on April 23, 2022 and bear interest at LIBOR plus 6.0% per annum.	-	11,372,828	-

Total Drawn on Senior Secured Convertible Credit Facility		219,827,377	187,431,400

Less Unamortized Debt Discount		(49,005,984)	(21,062,937)

Senior Secured Convertible Credit Facility, Net		$170,821,393	$166,368,463

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

19. SENIOR SECURED CONVERTIBLE CREDIT FACILITY (Continued)

A reconciliation of the beginning and ending balances of senior secured convertible credit facility for the years ended June 26, 2021 and June 27, 2020 is as follows:

	Tranche 1	Tranche 2	Tranche 3	Tranche 4	Incremental Advance - 1	Incremental Advance - 2	3rd Advance	Amendment Fee Notes	Restatement Fee Notes	2nd Restatement Fee Notes	TOTAL

Balance as of June 29, 2019	$86,855,415	$-	$-	$-	$-	$-	$-	$-	$-	$-	$86,855,415

Cash Additions	-	25,000,000	10,000,000	12,500,000	2,734,282	-	-	-	-	-	50,234,282
Fees Capitalized to Debt Related to Debt Modifications	-	-	-	-	-	-	-	18,750,000	8,199,863	-	26,949,863
Paid-In-Kind Interest Capitalized	7,713,899	1,570,948	288,815	-	-	-	-	673,593	-	-	10,247,255
Equity Component of Debt - New and Amended	6,942,719	(1,137,637)	(172,786)	(11,552,806)	(609,060)	-	-	(511,900)	(1,245,676)	-	(8,287,146)
Cash Paid for Debt Issuance Costs	-	(482,998)	(641,689)	(673,435)	-	-	-	-	-	-	(1,798,122)
Amortization of Debt Discounts	1,321,414	402,374	206,093	12,932	43,318	-	-	52,907	127,878	-	2,166,916

Balance as of June 27, 2020	$102,833,447	$25,352,687	$9,680,433	$286,691	$2,168,540	$-	$-	$18,964,600	$7,082,065	$-	$166,368,463

Cash Additions	-	-	-	-	-	5,420,564	10,937,127	-	-	-	16,357,691
Repayments	(8,000,000)	-	-	-	-	-	-	-	-	-	(8,000,000)
Principal Reallocation	585,058	(3,276)	(1,277)	(404,451)	(340)	(589)	-	(2,395)	(24,084)	(148,646)	-
Fees Capitalized to Debt Related to Debt Modifications	-	-	-	-	-	(468,564)	(937,127)	-	-	-	(1,405,691)
Paid-In-Kind Interest Capitalized	11,925,650	3,012,776	1,166,607	1,401,357	290,061	427,165	435,701	2,202,363	928,886	170,630	21,961,196
Net Effect on Debt from Extinguishment	4,812,996	962,750	497,175	2,167,870	(453,979)	-	-	455,792	630,758	2,000,000	11,073,362
Equity Component Debt - New and Amended	(23,562,662)	(6,147,968)	(2,480,673)	(2,839,499)	(1,296,844)	(3,239,507)	(7,694,405)	(4,337,438)	(4,551,977)	-	(56,150,973)
Cash Paid for Debt Issuance Costs	-	-	-	-	-	(175,000)	(200,000)	-	-	-	(375,000)
Amortization of Debt Discounts	9,306,004	2,089,165	854,194	1,794,998	684,720	1,231,345	1,539,902	1,690,108	1,800,653	1,256	20,992,345

Balance as of June 26, 2021	$97,900,493	$25,266,134	$9,716,459	$2,406,966	$1,392,158	$3,195,414	$4,081,198	$18,973,030	$5,866,301	$2,023,240	$170,821,393

On March 22, 2019, the Company signed a binding term sheet for a senior secured convertible credit facility (the “Convertible Facility”) of up to $250,000,000 from funds managed by Gotham Green Partners (“GGP”), an investor in the global cannabis industry. The Company subsequently entered into a definitive agreement on April 23, 2019 and closed on a portion of the initial funding tranche.

The Convertible Facility will be accessed through issuances to the lenders of convertible senior secured notes (“Notes”) co-issued by the Company and MM CAN, in an aggregate amount of up to $250,000,000. See “Note 29 – Subsequent Events” for further information. Under the definitive terms, Notes will be issuable in up to five tranches, with each tranche being issuable at the option of the Company, subject to certain conditions and, in certain cases, price thresholds for the Class B Subordinate Voting Shares of the Company. The initial tranche, which the Company and MM CAN have drawn down on April 23, 2019 and May 22, 2019, was for gross proceeds of $100,000,000 (“Tranche 1”). The balance of the Convertible Facility will be funded through additional tranches.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

19. SENIOR SECURED CONVERTIBLE CREDIT FACILITY (Continued)

All Notes will have a maturity date of 36 months from the Closing Date (the “Maturity Date”), with a 12-month extension feature available to the Company on certain conditions, including payment of an extension fee of 1.0% of the principal amount under the outstanding Notes. All Notes will bear interest from their date of issue at LIBOR plus 6.0% per annum. During the first 12 months, interest may be paid-in-kind (“PIK”) at the Company’s option such that any amount of PIK interest will be added to the outstanding principal of the Notes. The Company shall have the right after the first year, to prepay the outstanding principal amount of the Notes prior to maturity, in whole or in part, upon payment of 105% of the principal amount in the second year and 103% of the principal amount thereafter.

The Notes (including all accrued interest and fees thereon) will be convertible, at the option of the holder, into Subordinate Voting Shares at any time prior to the close of business on the last business day immediately preceding the Maturity Date. The conversion price for each tranche of Notes is determined based upon a predefined formula as defined in the agreement immediately prior to funding of each tranche.

The Company may force the conversion of up to 75% of the then outstanding Notes if the volume weighted average price (“VWAP”) of the Subordinate Voting Shares (converted to U.S. dollars) is at least $8.00 for any 20 consecutive trading day period, at a conversion price per Subordinate Voting Share equal to $8.00. If 75% of the then outstanding Notes are converted by the Company, the term of the remaining 25% of the then outstanding Notes will be extended by 12 months (if such extended period is longer than the maturity date of such Notes), subject to an outside date of 48 months from the Closing Date.

Upon issuance of Notes pursuant to any tranche, the lenders will be issued share purchase warrants of the Company (“Warrants”), each of which would be exercisable to purchase one Subordinate Voting Share for 36 months from the date of issue. The number of Warrants to be issued will represent an approximate 50% Warrant coverage for each tranche. The exercise prices for each tranche of Warrants are determined based upon a predefined formula as defined in the agreement immediately prior to funding of each tranche.

In connection with Tranche 1, the Company issued to the lenders 10,086,066 Warrants with an exercise price per share equal to $3.72 and 42,913,752 Warrants with an exercise price per share equal to $4.29. Under ASC 815, the conversion option and warrants were recorded as an equity instrument. As of June 29, 2019, the relative fair value of the warrants with a value of $7,548,720 has been recorded to equity. In addition, the Company paid cash financing fees of $2,276,757 and issued 1,748,251 Subordinate Voting Shares valued at an aggregate price of $3,979,119 using the trading share price of the Company at the issuance date. The cash consideration and Subordinate Voting Shares issued were allocated between debt and equity.

As additional consideration for the purchase of the Notes, at the time of each Tranche closing, the lenders will be paid an advance fee of 1.5% of the principal amount of the Notes purchased in such Tranche. While the Notes are outstanding, the lenders will be entitled to the collective rights (a) to nominate an individual to the board of directors of the Company, and (b) to appoint a representative to attend all meetings of the board of directors in a non-voting observer capacity. The Notes and the Warrants, and any Subordinate Voting Shares issuable as a result of a conversion of the Notes or exercise of the Warrants, will be subject to a four-month hold period from the date of issuance of such Notes or such Warrants, as applicable, in accordance with applicable Canadian securities laws.

As of June 26, 2021 and June 27, 2020, the Company has drawn down on a total of $165,000,000 and $150,000,000, respectively, on the Convertible Facility.

Amendments to Senior Secured Convertible Credit Facility

On August 12, 2019, the Company amended certain provisions of the Convertible Facility led by GGP (the “First Amendment”). The Company agreed to pay GGP 15% of the $125,000,000 drawn down prior to entering into the amendment as an amendment fee, which was calculated at $18,750,000 and was subsequently converted into convertible notes on October 29, 2019 at a conversion price of $1.28 per Class B Subordinate Voting Share (the “Amendment Fee Notes”). The Amendment Fee Notes may be cancelled in the event that either: the obligations, excluding the amendment fee, are paid in full, whether by prepayment or when due; or the lender elects to convert a portion of the obligations and the price per share is greater than $2.95. Tranche 1 and Tranche 2 had been fully drawn down as of May 22, 2019 and July 12, 2019, respectively. The amount of funds available to the Company in Tranche 3 and Tranche 4 was amended to $50,000,000 and $75,000,000, respectively. The aggregate amount available to be borrowed remained the same. The new terms of the First Amendment were deemed to be substantial modifications under ASC Subtopic 470-50. Accordingly, the Company recorded a loss on extinguishment of debt of $31,816,659. The loss was recorded as a component of loss on extinguishment of debt in the Consolidated Statements of Operations for the fiscal year ended June 27, 2020.

On October 29, 2019, the Company completed the second amendment of the Convertible Facility with GGP (the “Second Amendment”) wherein certain reporting and financial covenants were modified. The Amendment removed the senior debt to market capitalization ratio covenant. The conversion of any portion of the obligations into shares is restricted until on or after October 29, 2020. As a result of the Second Amendment, the Company has the right to repay, in whole or in part, the outstanding principal amount of the Note together with accrued and unpaid interest and fees, plus the applicable premium which is five percent (5%) of the principal amount being repaid before the second anniversary of the date of issuance of each convertible note, and three percent (3%) of the principal amount being repaid thereafter. The amount of available credit in the remaining tranches was amended to $10,000,000 for Tranche 3 and $115,000,000 for Tranche 4, of which the full amount of Tranche 3 was funded on November 27, 2019. The aggregate amount available to be borrowed remained the same. Further, the Second Amendment provided that the funding of Tranche 4 will require the consent of both the Company and the lenders under the Convertible Facility. The new terms of the Second Amendment do not qualify as a substantial modification under ASC Subtopic 470-50.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

19. SENIOR SECURED CONVERTIBLE CREDIT FACILITY (Continued)

On March 27, 2020, the Company amended and restated the securities purchase agreement with GGP (the “Third Amendment”) wherein GGP committed to fund up to $150,000,000 through Tranche 4 and subsequent tranches (each such subsequent tranche, an “Incremental Advance”) subject to the funding requirements of the Company and certain other conditions. The maximum funding capacity under the Convertible Facility, as amended on March 27, 2020 is $285,000,000 of which $135,000,000 had been drawn down in prior tranches. The final $25,000,000 is subject to acceptance by the Company. Certain financial covenants were also modified which include a reduction in the required go-forward minimum cash balance and the removal of the fixed charge coverage ratio requirement that was to become effective in calendar 2021. The Third Amendment removed the accelerated and forced conversion rights previously held by GGP under the agreement as amended on August 12, 2019.

As part of the Third Amendment, the Company agreed to pay GGP 10% of the existing Notes outstanding prior to Tranche 4, including paid-in-kind interest accrued on such Notes (the “Existing Notes”), or $163,997,255, as a restatement fee (the “Restatement Fee”), of which the first 50% of the Restatement Fee was paid through the issuance of additional Notes in an aggregate principal amount equal to $8,199,863 at a conversion price of $0.26 (the “Restatement Fee Notes”). The remaining 50% of the Restatement Fee, or $8,199,863, will be due upon each Incremental Advance on a pro-rata basis of $87,500,000. As additional consideration for the purchase of the Tranche 4 Notes, the lenders participating in Tranche 4 Advance were paid an advance fee of 1.5% (the “Advance Fee”) of the aggregate principal amount, or $187,500, which was withheld from the Tranche 4 funding amount. The 1.5% Advance Fee will also be paid in respect of any Incremental Advances.

Under the Amended and Restated SPA, each Incremental Advance will be issued at a conversion price per Subordinate Voting Share equal to the five (5) day VWAP of the Subordinate Voting Shares as of the trading day immediately preceding the date of completion of such Incremental Advance, subject to a minimum price of $0.20 and maximum price of $0.40 (in respect of each Incremental Advance, a “Restatement Conversion Price”), provided that the first Incremental Advance (the “Tranche 4 Advance”) will have a Restatement Conversion Price of $0.26. In addition, as any Incremental Advances are funded, the conversion price of the relative portion of the Existing Notes will be amended to the Restatement Conversion Price.

In connection with each Incremental Advance, the Company will also share purchase warrants of the Company (“Incremental Warrants”) representing 100% coverage on the aggregate principal amount of such Incremental Advance, each of which will be exercisable to purchase one Subordinate Voting Share for a period of five (5) years from the date of issuance, at an exercise price per Subordinate Voting Share equal to the Restatement Conversion Price for such Incremental Advance. In addition, as any Incremental Advances are funded, the relative portion of the existing share purchase warrants issued under the Convertible Facility and outstanding prior to Tranche 4 (the “Existing Warrants”) will be cancelled and replaced by new share purchase warrants of the Company (the “ Replacement Warrants”), each of which will be exercisable to purchase one Subordinate Voting Share for a period of five (5) years from the date of issuance at an exercise price equal to the Restatement Conversion Price for such Incremental Advance. The Incremental Warrants, including the Tranche 4 Warrants, and the Replacement Warrants will be exercisable on a cashless (net exercise) basis. In addition, if the Company’s retail operations achieve two (2) consecutive three-month periods of positive after-tax free cash flow during any time prior to the expiry date for the Replacement Warrants, then all outstanding Replacement Warrants will be automatically cancelled upon achieving the milestone.

The principal amount of the Existing Notes that will be repriced and the number of Existing Warrants that will be cancelled and replaced upon an Incremental Advance will be based on the percentage that the amount of such Incremental Advance is of a total funding target of $100,000,000 (the “Funding Target Percentage”). The applicable Existing Notes will be repriced to the Restatement Conversion Price for such Incremental Advance. The Incremental Replacement Warrants issued as a part of such Incremental Advance will represent 50% coverage on the amount determined by multiplying the Funding Target Percentage by $135,000,000. The Third Amendment was a substantial modification in accordance ASC Subtopic 470-50. As a result of the Third Amendment, the Company recorded a loss on extinguishment of debt in the amount of $10,706,883. The loss was recorded as a component of other expense in the Consolidated Statements of Operations for the fiscal year ended June 27, 2020.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

19. SENIOR SECURED CONVERTIBLE CREDIT FACILITY (Continued)

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

As consideration for the amendment, the conversion price for 52% of the tranches 1 through 3 and the first amendment fee notes outstanding under the Convertible Facility were amended to $0.34 per share. An amendment fee of $2,000,000 was also paid through the issuance of additional notes at a conversion price of $0.28 per share. The Fourth Amendment to the Convertible Facility was deemed to be a substantial modification under ASC Subtopic 470-50 and a loss on extinguishment of $10,129,655 was recorded in the Consolidated Statements of Operations for the year ended June 26, 2021.

On September 14, 2020, the Company closed on an incremental advance in the amount of $5,000,000 under its existing Convertible Facility with GGP at a conversion price of $0.20 per share. In connection with the incremental advance, the Company issued 25,000,000 warrants with an exercise price of $0.20 per share. In addition, 1,080,255 existing warrants were cancelled and replaced with 16,875,001 warrants with an exercise price of $0.20 per share. Pursuant to the terms of the Convertible Facility, the conversion price for 5.0% of the existing Notes outstanding prior to Tranche 4 and Incremental Advance (including paid-in-kind interest accrued on such Notes), being 5.0% of an aggregate principal amount of $170,729,923, was amended to $0.20 per share. As consideration for the additional advance, the Company issued convertible notes as consideration for a $468,564 fee with a conversion price of $0.20 per share.

On September 16, 2020 and September 28, 2020, the down round feature on the convertible notes and warrants issued in connection with Tranche 4, Incremental Advances and certain amendment fees was triggered wherein the exercise price was adjusted to $0.17 and $0.15 per share, respectively. The value of the effect of the down round feature on convertible notes and warrants was determined to be $32,744,770 and $6,723,954, respectively, for the year ended June 26, 2021. The effect related to convertible notes was recognized as additional debt discount and an increase in additional paid-in-capital. The effect related to warrants was recognized as a deemed distribution and an increase in additional paid-in capital.

On November 1, 2020, the Company repaid $8,000,000 of borrowings under the Convertible Facility and recorded a loss $943,707 on the partial extinguishment of debt and is included in the net effect on equity component of new and amended debt in the reconciliation of the beginning and ending balances of senior secured convertible credit facility for the year ended June 26, 2021.

On January 11, 2021, the Company amended and restated the securities purchase agreement under the Convertible Facility (the “Fifth Amendment”) wherein the minimum liquidity covenant was waived until June 30, 2021 and resetting at $7,500,000 effective on July 1, 2021 through December 31, 2021, and $15,000,000 thereafter, and waiver of the minimum liquidity covenant if the Company is current on cash interest. Furthermore, covenants with regards to non-operating leases, capital expenditures and corporate SG&A will now be tied to a board of directors approved budget. In conjunction with the Fifth Amendment, the Company received an additional advance of $10,000,000 under its existing Convertible Facility with GGP with a conversion price of $0.16 per share. The Company also issued 62,174,567 warrants exercisable for five years at a purchase price of $0.16 per share. The notes, restatement fee notes and warrants are subject to down round adjustment provisions, with certain exceptions, if the Company issues securities at a lower price. The Fifth Amendment to the Convertible Facility was not deemed to be a substantial modification under ASC Subtopic 470-50.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

19. SENIOR SECURED CONVERTIBLE CREDIT FACILITY (Continued)

As a result of the amendments during fiscal year ended June 27, 2020, all convertible notes will have a maturity date of 36 months from April 23, 2019 (the “Maturity Date”), with a twelve-month extension feature available to the Company on certain conditions, including payment of an extension fee of 1.0% of the principal amount under the outstanding Convertible Facility, provided that if the Tranche 4 Notes and Funding Commitments reach at least $100,000,000 in the aggregate, GGP will have certain options to extend the Maturity Date up to April 23, 2027. The Convertible Facility will bear interest from their date of issue at LIBOR plus 6.0% per annum. During the first twelve months, interest may be paid-in-kind (“PIK”) at the Company’s option such that any amount of PIK interest will be added to the outstanding principal of the Convertible Facility. The Company shall have the right after the first year, to prepay the outstanding principal amount of the Convertible Facility prior to maturity, in whole or in part, upon payment of 105% of the principal amount in the second year and 103% of the principal amount thereafter. The Notes (including all accrued interest and fees thereon) will be convertible, at the option of the holder, into Subordinate Voting Shares at any time prior to the close of business on the last business day immediately preceding the Maturity Date.

On May 11, 2021, the Company entered into an agreement letter (the “Letter”) with Gotham Green Partners (“GGP”). Pursuant to the Letter with GGP, the Company received reprieve from certain potential non-compliance with certain covenants under the Fifth Amendment dated January 11, 2021, such as potential non-compliance with certain reporting and notice requirements, pay certain liabilities when due, deliver control agreements for certain bank accounts, obtain consent from the lenders prior to hiring certain executives, obtain consent from the lenders for certain matters and related items. No amounts were paid by the Company for the Letter. The Company believes it will meet the amended covenants for the following 12-month period and has classified the balance of the Convertible Facility as non-current in the Consolidated Balance Sheets. Refer to “Note 2 – Summary of Significant Accounting Policies, Going Concern” for discussion of the Company’s plans for the 12-month period after the issuance of the consolidated financial statements and “Note 29 – Subsequent Events” for further details of the amendment subsequent to June 26, 2021.

Warrants Issued for the Senior Secured Convertible Credit Facility

Upon funding of Tranche 2 in the amount of $25,000,000 on July 12, 2019, the Company issued 2,967,708 and 857,336 warrants to the lenders at an exercise price of $3.16 and $3.65 per share, respectively. Upon funding of Tranche 3 in the amount of $10,000,000 on November 27, 2019, the Company issued 3,708,772 and 1,071,421 warrants to the lenders at an exercise price of $1.01 and $1.17 per share, respectively.

Upon funding of the Tranche 4 Advance in the amount of $12,500,000 on March 27, 2020, the Company issued 48,076,923 Warrants with an exercise price of $0.26, representing 100% coverage of the Tranche 4 Advance. Additionally, in accordance with the Third Amendment, the Company cancelled 2,700,628 of the 21,605,061 Existing Warrants issued under Tranche 1, Tranche 2 and Tranche 3 and reissued 32,451,923 Replacement Warrants with an exercise price per share equal to $0.26. Upon funding of the Tranche 4 Advance on March 27, 2020, the conversion price for $20,499,657 of the convertible notes, representing 12.5% of each under Tranche 1, Tranche 2 and Tranche 3 was amended to $0.26 per Subordinate Voting Share. Upon funding of the incremental advance in the amount of $2,500,000 on April 24, 2020, the Company issued 9,615,385 warrants with an exercise price of $0.26. In addition, 540,128 Existing Warrants were cancelled and replaced with 6,490,385 warrants with an exercise price of $0.26 in accordance with the Third Amendment.

Pursuant to the terms of the Convertible Facility, the conversion price of $47,100,000 of the existing Notes outstanding prior to Tranche 4 and Incremental Advance (including paid-in-kind interest accrued on such Notes), of an aggregate principal amount of $168,100,000, was amended to $0.17 per share, of which $16,800,000 of the Notes outstanding will continue to be subject to down round adjustment provisions. In addition, the Company cancelled an aggregate of 2,160,507 warrants that were issued with such notes and, in exchange, issued 41,967,832 warrants with an exercise price of $0.16 per share. In connection with the Fifth Amendment, the Company issued convertible notes as consideration for a $937,127 fee with a conversion price of $0.16 per share.

On April 21, 2021, the Company cancelled existing warrants issued to Gotham Green Partners pursuant to the Fifth Amendment of the Senior Secured Credit Facility. The following warrants were immediately and automatically cancelled in the amounts of 32,451,923, 6,490,385, 16,875,000 and 41,967,832 which were exercisable at $0.26, $0.26, $0.20 and $0.16, respectively.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

19. SENIOR SECURED CONVERTIBLE CREDIT FACILITY (Continued)

Warrants issued pursuant to the Third Amendment may be exercised at the election of their holders on a cashless basis. All Existing and Replacement Warrants issued in connection with the Convertible Facility met the scope exception under ASC 815 and classified as equity instruments. The warrants are measured at fair value and recorded as a debt discount in connection with the Convertible Facility. See “Note 21 – Share-Based Compensation” for further information regarding the valuation method and assumptions used in determining the fair value of these equity instruments.

While the Notes are outstanding, the lenders will be entitled to the collective rights to (a) nominate an individual to the Board of Directors of the Company, and (b) appoint a representative to attend all meetings of the Board of Directors in a non-voting observer capacity. Pursuant to the Side Letter executed on October 29, 2019 in conjunction with the Amendment, GGP has the right to nominate a majority of the Company’s Board of Directors while the aggregate principal amount outstanding under the Notes being more than $25,000,000. The Notes are secured by substantially all assets of the Company.

The Notes and the Warrants, and any Subordinate Voting Shares issuable as a result of a conversion of the Notes or exercise of the Warrants, will be subject to a four-month hold period from the date of issuance of such Notes or such Warrants, as applicable, in accordance with applicable Canadian securities laws. Closing of any tranche of the Convertible Facility subsequent to Tranche 1 is subject to certain conditions being satisfied including, but not limited to, there is no event of default, reconfirmation of representations and warranties and compliance with applicable covenants and agreements.

20. SHAREHOLDERS’ EQUITY

Authorized

The authorized share capital of the Company is comprised of the following:

Unlimited Number of Class B Subordinate Voting Shares

Holders of Subordinate Voting Shares are entitled to notice of and to attend at any meeting of the shareholders of the Company, except a meeting of which only holders of another particular class or series of shares of the Company will have the right to vote. At each such meeting, holders of Subordinate Voting Shares are entitled to one vote in respect of each Subordinate Voting Share held. As long as any Subordinate Voting Shares remain outstanding, the Company will not, without the consent of the holders of the Subordinate Voting Shares by separate special resolution, prejudice or interfere with any right attached to the Subordinate Voting Shares. Holders of Subordinate Voting Shares are entitled to receive as and when declared by the directors of the Company, dividends in cash or property of the Company. In the event of the liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, or in the event of any other distribution of assets of the Company among its shareholders, the holders of Class B Subordinate Voting Shares shall, subject to the prior rights of the holders of any shares of the Company ranking in priority rights of the holders of any shares of the Company ranking in priority to the Class B Shares (including without restriction the Class A Super Voting Shares) be entitled to participate ratably along with all other holders of Class B Shares.

Unlimited Number of Class A Super Voting Shares

Holders of Super Voting Shares are not entitled to receive dividends. They are entitled to notice of and to attend at any meeting of the shareholders of the Company, except a meeting of which only holders of another particular class or series of shares of the Company have the right to vote. At each such meeting, holders of Super Voting Shares are entitled to 1,000 votes in respect of each Super Voting Share held. Provided that the founders hold more than 50% of the issued and outstanding non-voting common shares of MM Corp and Common Units of LLC, otherwise each holders of Super Voting Shares are entitled to 50 votes in respect of each Super Voting Share held. As long as any Super Voting Shares remain outstanding, the Company will not, without the consent of the holders of the Super Voting Shares by separate special resolution, prejudice or interfere with any right or special right attached to the Super Voting Shares. The Super Voting Shares are redeemable by the Company at a fixed rate of $0.10119 per share at the option of the current holder (the founders) in certain circumstances. In all other circumstances, the Company has the option to redeem the Super Voting Shares at the aforementioned fixed rate. The total amount due if redeemed, was nil and $82,500 as of June 26, 2021 and June 27, 2020, respectively. The Company determined that the Super Voting are temporary equity in accordance with ASC 480, “Distinguishing Liabilities from Equity” and has reflected the amount as mezzanine equity in the Consolidated Balance Sheets.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

20. SHAREHOLDERS’ EQUITY (Continued)

In the event of the liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, or in the event of any other distribution of assets of the Company among its shareholders, the Company will distribute its assets firstly and in priority to the rights of holders of any other class of shares of the Company (including the holders of preferred shares of any series and Class B Subordinate Voting Shares) to return the issue price of the Class A Super Voting Shares. If there are insufficient assets to fully return the issue price, such holders will receive an amount equal to the holders of the Class A Super Voting Shares such holders will receive an amount equal to their pro rata share in proportion to the issue price of their Class A Super Voting Shares along with all other holders of Class A Super Voting Shares.

On January 31, 2020, the Company announced that Adam Bierman and Andrew Modlin agreed to surrender all of their Class A Super Voting Shares to the Company. During the fiscal year ended June 27, 2020, 815,295 Super Voting Shares previously held by Mr. Bierman were cancelled by a third-party supervised by a special committee of the Board. On July 12, 2020, the valuation of the Super Voting Shares was completed. As of June 26, 2021 and June 27, 2020, $475,650 was accrued in current liabilities for the amount owed to Adam Bierman related to the Super Voting Shares cancelled. This liability is to be settled in Class B Subordinate Voting Shares and RSUs.

Unlimited Number of Preferred Shares

The Preferred Shares may be issued at any time or from time to time in one or more series. The board of directors of the Company may, by resolution, alter its Notice of Articles of the Company to create any series of Preferred Shares and to fix before issuance, the designation, rights, privileges, restrictions and conditions to attach to the Preferred Shares of each series, including the rate, form, entitlement and payment of preferential dividends, the dates and place for payment thereof, the redemption price, terms, procedures and conditions of redemption, if any, voting rights and conversion rights, if any, and any sinking fund, purchase fund or other provisions attaching to the Preferred Shares of such series; provided, however, that no Preferred Shares of any series shall be issued until the Company has filed an alteration to its Notice of Articles with the British Columbia Registrar of Companies. Preferred shares shall be entitled to preference over other classes of shares, dividends when declared and any distribution of assets in event of liquidation, dissolution or winding up the Company, whether voluntary or involuntary.

2,000,000,000 Units of MM CAN USA. Redeemable Shares

The Company’s subsidiary, MM CAN USA, Inc. has two authorized classes of units, Class A and Class B Redeemable Stock with a $0.001 USD par value, having an authorized limit of 1,000,000,000 units each. Class A Units are not redeemable, while Class B Redeemable Units are redeemable into shares of the Company’s Class B Subordinate Voting Shares. Holders of Class B Redeemable Units can redeem at their election. There are no mandatory redemption features. Class A Units are entitled to vote per unit held while Class B Redeemable Units are non-voting. Each Class recognizes on a pro-rata basis dividends when declared. Upon the dissolution or liquidation of the Corporation, whether voluntary or involuntary, holders of Class B Redeemable Units, together with holders of Class A Units on a pro-rata basis, will be entitled to receive all assets of the Corporation available for distribution to its stockholders.

Unlimited Number of MM Enterprises USA Common Units

The Company’s subsidiary, MM Enterprises USA, LLC has one authorized class of units being Common Units. Common Units contain no voting rights and are redeemable into Class B Redeemable Units of MedMen Corp or of the Company’s Class B Subordinate Voting Shares. Distributions to members, upon the dissolution or liquidation of the Company, whether voluntary or involuntary may be declared by out of distributable cash or other funds or property legally available therefor in such amounts and on such terms as the Company shall determine using such record date as the Company may designate on a pro-rata basis in accordance with each member’s percentage interest in the Company.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

20. SHAREHOLDERS’ EQUITY (Continued)

Issued and Outstanding

A reconciliation of the beginning and ending issued and outstanding shares is as follows:

	Subordinate Voting Shares	Super Voting Shares	MM CAN USA Class B Redeemable Units	MM Enterprises USA Common Units

Balance as of June 29, 2019	173,010,922	1,630,590	319,193,215	725,016

Cancellation of Super Voting Shares	-	(815,295)	-	-
At-the-Market Equity Financing Program, Net	9,789,300	-	-	-
Shares Issued for Cash	61,596,792	-	-	-
Shares Issued to Settle Debt and Accrued Interest	6,801,790	-	-	-
Shares Issued to Settle Accounts Payable and Liabilities	24,116,461	-	-	-
Shares Issued to Settle Contingent Consideration	13,737,444	-	-	-
Asset Acquisitions	7,373,034	-	-	-
Redemption of MedMen Corp Redeemable Shares	83,119,182	-	(83,119,182)	-
Shares Issued for Vested Restricted Stock Units	329,548	-	-	-
Shares Issued for Other Assets	13,479,589	-	-	-
Shares Issued for Acquisition Costs	765,876	-	-	-
Shares Issued for Business Acquisition	5,112,263	-	-	-
Stock Grants for Compensation	4,675,017	-	49,818	-

Balance as of June 27, 2020	403,907,218	815,295	236,123,851	725,016

Cancellation of Super Voting Shares	-	(815,295)	-	-
Shares Issued for Cash	89,050,000	-	-	-
Shares Issued to Settle Debt and Accrued Interest	4,305,148	-	-	-
Shares Issued to Settle Accounts Payable and Liabilities	17,872,181	-	-	-
Redemption of MedMen Corp Redeemable Shares	175,140,972	-	(175,140,972)	-
Shares Issued for Vested Restricted Stock Units	11,658,293	-	-	-
Shares Issued for Exercise of Warrants	8,807,605	-	34,229,722	-
Shares Issued for Conversion of Debt	16,014,663	-	-	-
Stock Grants for Compensation	110,294	-	-	-

Balance as of June 26, 2021	726,866,374	-	95,212,601	725,016

At-the-Market Equity Financing Program

On April 10, 2019, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Canaccord Genuity Corp. pursuant to which the Company may, from time to time, sell Subordinate Voting Shares for aggregate gross proceeds of up to C$60,000,000. The At-the-Market equity financing program (the “ATM program”) is designed to enable the Company to issue Subordinate Voting Shares from treasury at a lower cost than traditional offerings, without discount and at prevailing trading prices. The Company intends to use the net proceeds from the sale of Subordinate Voting Shares under the ATM program principally for general and administrative expenses, working capital needs and other general corporate purposes. During the fiscal year ended June 27, 2020, the Company had issued 9,789,300 for net proceeds of US$12,399,252.

Cancellation of Super Voting Shares

Effective as of December 10, 2020, the Company cancelled the remaining 815,295 Class A Super Voting Shares that were granted via proxy to Benjamin Rose wherein no consideration was paid. The effect of the cancellation was recognized as a reduction in the mezzanine equity for the book value of $82,500 and the difference over the repurchase price of nil was recorded to additional paid-in capital. There was no effect on total shareholders’ equity as a result of this cancellation. As of June 26, 2021, there are no outstanding Class A Super Voting Shares.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

20. SHAREHOLDERS’ EQUITY (Continued)

Private Placements

Effective as of February 16, 2021, the Company executed the sale of 7,800,000 units through an investor agreement for a purchase price of $0.37 per share or aggregated total proceeds of approximately $2,866,000. Each unit consisted of one Class B Subordinate Voting Share and one share purchase warrant. Each warrant permits the holder to purchase one additional Class B Subordinate Voting Share at an exercise price of $0.46 per share for a period of five years from the date of issuance. The warrants were classified within shareholders’ equity as additional-paid-in-capital in accordance with ASC 815-10, “Derivatives and Hedging” (“ASC 815-10”) and recorded at fair value.

Effective as of March 18, 2021, the Company executed the sale of 50,000,000 units (“Private Placement Units”) and 50,000,000 warrants that were granted through a separate private placement for a purchase price of C$0.40 per Private Placement Unit for aggregated total proceeds of approximately C$20,000,000 (or $16,019,597 U.S. dollars). Each Private Placement Unit consisted of one Class B Subordinate Voting Share and one share purchase warrant of the Company (“Private Placement Warrant”). Each Private Placement Warrant entitles the holder to purchase one Subordinate Voting Share at an exercise price of C$0.50 for a period of three years following the closing of the transaction. See “Note 16 - Derivative Liabilities” for further information.

Effective as of May 17, 2021, the Company executed the sale of 31,250,000 units and 31,250,000 warrants that were granted through a subscription agreement for a purchase price of $0.32 or aggregated total proceeds of approximately $10,000,000. Each unit consisted of one Class B Subordinate Voting Share and one share purchase warrant of the Company. Each warrant entitles the holder to purchase one Subordinate Voting Share at an exercise price of $0.35 for a period of three years following the closing of the transaction. The warrants were classified within shareholders’ equity as additional-paid-in-capital in accordance with ASC 815-10, “Derivatives and Hedging” (“ASC 815-10”) and recorded at fair value.

Cashless Exercise of Warrants

During the fiscal year ended June 26, 2021, 50,078,058 warrants were exercised on a cashless basis for 34,229,722 MM CAN USA Class B Redeemable Shares, of which 30,697,023 were redeemed for Class B Subordinate Voting Shares.

Non-Controlling Interests

Non-controlling interest represents the net assets of the subsidiaries that the holders of the Subordinate Voting Shares do not directly own. The net assets of the non-controlling interest are represented by the holders of MM CAN USA Redeemable Shares and the holders of MM Enterprises USA Common Units. Non-controlling interest also represents the net assets of the entities the Company does not directly own but controls through a management agreement. As of June 26, 2021 and June 27, 2020, the holders of the MM CAN USA Redeemable Shares represent approximately 11.58% and 36.89%, respectively, of the Company and holders of the MM Enterprises USA Common Units represent approximately 0.09% and 0.11%, respectively, of the Company.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

20. SHAREHOLDERS’ EQUITY (Continued)

Variable Interest Entities

The below information are entities the Company has concluded to be variable interest entities (“VIEs”) as the Company possesses the power to direct activities through management services agreements (“MSAs”). Through these MSAs, the Company can significantly impact the VIEs and thus holds a controlling financial interest. The following table represents the summarized financial information about the Company’s consolidated VIEs. VIEs include the balances of Venice Caregiver Foundation, Inc., LAX Fund II Group, LLC, and Natures Cure, Inc. This information represents amounts before intercompany eliminations.

As of and for the year ended June 26, 2021, the balances of the VIEs consists of the following:

	Venice Caregivers Foundation, Inc.	LAX Fund II Group, LLC	Natures Cure, Inc.	TOTAL

Current Assets	$1,365,867	$500,648	$13,260,675	$15,127,190
Non-Current Assets	12,596,223	2,864,806	4,957,685	20,418,714

Total Assets	$13,962,090	$3,365,454	$18,218,360	$35,545,904

Current Liabilities	$8,760,561	$10,302,246	$2,778,312	$21,841,119
Non-Current Liabilities	9,350,037	2,442,330	1,146,320	12,938,687

Total Liabilities	$18,110,598	$12,744,576	$3,924,632	$34,779,806

Non-Controlling Interest	$(4,148,508)	$(9,379,122)	$14,293,728	$766,098

Revenues	$9,247,506	$-	$14,620,618	$23,868,124
Net (Loss) Income Attributable to Non-Controlling Interest	$1,776,677	$(3,308,795)	$7,514,101	$5,981,983

As of and for the year ended June 27, 2020, the balances of the VIEs consists of the following:

	Venice Caregivers Foundation, Inc.	LAX Fund II Group, LLC	Natures Cure, Inc.	TOTAL

Current Assets	$1,233,188	$811,025	$6,639,231	$8,683,444
Non-Current Assets	16,867,824	3,259,563	5,032,428	25,159,815

Total Assets	$18,101,012	$4,070,588	$11,671,659	$33,843,259

Current Liabilities	$12,831,161	$7,481,953	$3,745,710	$24,058,824
Non-Current Liabilities	11,196,585	2,662,078	1,146,322	15,004,985

Total Liabilities	$24,027,746	$10,144,031	$4,892,032	$39,063,809

Non-Controlling Interest	$(5,926,734)	$(6,073,443)	$6,779,627	$(5,220,550)

Revenues	$10,949,458	$-	$13,976,810	$24,926,268
Net (Loss) Income Attributable to Non-Controlling Interest	$(6,132,528)	$(3,777,079)	$3,143,437	$(6,766,170)

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

20. SHAREHOLDERS’ EQUITY (Continued)

The net change in the consolidated VIEs and other non-controlling interest are as follows for the year ended June 26, 2021:

	Venice Caregivers Foundation, Inc.	LAX Fund II Group, LLC	Natures Cure, Inc.	Other Non- Controlling Interests	TOTAL

Balance as of June 27, 2020	$(5,925,185)	$(6,070,327)	$6,779,627	$(331,561,812)	$(336,777,697)

Net Income (Loss)	1,776,677	(3,308,795)	7,514,101	(39,434,217)	(33,452,234)

Deferred Tax Impact on Conversion Feature	-	-	-	(1,210,052)	(1,210,052)
Equity Component on Debt and Debt Modification	-	-	-	4,055,133	4,055,133
Redemption of MedMen Corp Redeemable Shares	-	-	-	(78,008,749)	(78,008,749)

Balance as of June 26, 2021	$(4,148,508)	$(9,379,122)	$14,293,728	$(446,159,697)	$(445,393,599)

The net change in the consolidated VIEs and other non-controlling interest are as follows for the year ended June 27, 2020:

	Venice Caregivers Foundation, Inc.	LAX Fund II Group, LLC	Natures Cure, Inc.	Other Non- Controlling Interests	TOTAL

Balance as of June 29, 2019	$207,343	$(2,293,248)	$3,636,190	$(33,417,690)	$(31,867,405)

Net Income (Loss)	(6,132,528)	(3,777,079)	3,143,437	(272,499,888)	(279,266,058)

Cash Distributions from Non-Controlling Members	-	-	-	(310,633)	(310,633)
Stock Grants for Compensation	-	-	-	35,157	35,157
Equity Component on Debt and Debt Modification	-	-	-	5,331,969	5,331,969
Redemption of MedMen Corp Redeemable Shares	-	-	-	(32,192,800)	(32,192,800)
Share-Based Compensation	-	-	-	1,492,073	1,492,073

Balance as of June 27, 2020	$(5,925,185)	$(6,070,327)	$6,779,627	$(331,561,812)	$(336,777,697)

Prior to November 2019, the Company held 70% of the total outstanding units in LCR Manager, LLC (the “Manager”) which holds less than 0.01% of the total outstanding units in Le Cirque Rouge, LP (the “Operating Partnership,” or the “OP”) in which the investment was accounted for under the equity method due to the Company’s significant influence as a result of LCR Manager, LLC being the manager of the OP and owning equity interests in the OP. The amount of initial investment in the OP was nominal, and thus the equity interests in the OP, and accordingly, the amount of investment, was determined to be insignificant and therefore has not been recorded in these financial statements. Accordingly, the Company’s maximum exposure to loss as a result of its involvement with the OP is not significant. During the fiscal year ended June 27, 2020, the Company sold its interests in LCR Manager, LLC for gross proceeds of $12,500,000 and terminated its management agreement with the Manager.

Le Cirque Rouge, LP is a Delaware limited partnership that holds substantially all of the real estate assets owned by the REIT, conducts the REIT’s operations, and is financed by the REIT. Under ASC 810, “Consolidation”, the OP was determined to be a variable interest entity in which the Company has a variable interest. The Company was determined to have an implicit variable interest in the OP based on the leasing relationship and arrangement with the REIT. The Company was not determined to be the primary beneficiary of the VIE as the Company does not have the power to direct the activities of the VIE that most significantly affect its economic performance. As of June 26, 2021, the Company continues to have a variable interest in the OP. During the fiscal years ended June 26, 2021 and June 27, 2020, the Company did not provide any financial or other support to the REIT other than the completion of the sale and leaseback transactions and the REIT being a lessor on various leases as described in “Note 17 – Leases”. Accordingly, Le Cirque Rouge, LP is not consolidated as a variable interest entity within the consolidated financial statements.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

21. SHARE-BASED COMPENSATION

The Company has a stock and equity incentive plan (the “Incentive Plan”) under which the Company may issue various types of equity instruments to any employee, officer, consultant, advisor or director. The types of equity instruments issuable under the Incentive Plan encompass, among other things, stock options, stock grants, restricted stock units (together, “Awards”). Stock based compensation expenses are recorded as a component of general and administrative to the extent that the Company has not appointed a Compensation Committee, all rights and obligations under the Incentive Plan shall be those of the full Board of Directors. The maximum number of Awards that may be issued under the Incentive Plan shall be determined by the Compensation Committee or the Board of Directors in the absence of a Compensation Committee. Any shares subject to an Award under the Incentive Plan that are forfeited, canceled, expire unexercised, are settled in cash, or are used or withheld to satisfy tax withholding obligations, shall again be available for Awards under the Incentive Plan. Vesting of Awards will be determined by the Compensation Committee or Board of Directors in absence of one. The exercise price for Awards (if applicable) will generally not be less than the fair market value of the Award at the time of grant and will generally expire after 10 years.

A summary of share-based compensation expense for the years ended June 26, 2021 and June 27, 2020 is as follows:

	2021	2020

Stock Options	$2,092,273	$1,876,225
Deferred Stock Units	-	484,932
LTIP Units	-	1,492,073
Stock Grants for Services	55,163	4,141,858
Restricted Stock Grants	2,197,255	3,554,968

Total Share-Based Compensation	$4,344,691	$11,065,124

On February 1, 2020, Adam Bierman resigned as Chief Executive Officer of the Company and surrendered all Class A Super Voting Shares to the Company. See “Note 20 – Shareholders’ Equity” for further information on Mr. Bierman’s Super Voting Shares. As payment of severance to Mr. Bierman, the Company will compensate Mr. Bierman in the form of securities, of which the number of issued securities and the aggregate amount is approximately 3,700,000 of which half are in Class B Subordinate Voting Shares and half are in RSUs. The RSUs have a term of 10 years and vest when the Company’s Class B Subordinate Voting Shares have a daily VWAP of at least $2.05 for 25 consecutive days. As of June 26, 2021, $475,650 was accrued in current liabilities for the amount owed to Adam Bierman related to the Super Voting Shares cancelled. This liability is to be settled in Class B Subordinate Voting Shares and RSUs. In addition, the Company amended the terms of the 9,661,939 LTIP Units held by Mr. Bierman wherein the vesting period was extended to ten years from February 1, 2020. The Company analyzed the impact of the modification on its consolidated financial statements and determined the modification did not have a significant impact on its Consolidated Statements of Operations and its Consolidated Balance Sheets as of and for the year ended June 27, 2020.

Stock Options

A reconciliation of the beginning and ending balance of stock options outstanding is as follows:

	Number of Stock Options	Weighted-Average Exercise Price

Balance as of June 29, 2019	13,538,102	$4.31

Granted	6,812,552	$1.34
Forfeited	(11,732,450)	$(2.79)

Balance as of June 27, 2020	8,618,204	$2.78

Granted	7,858,643	$0.17
Forfeited	(1,723,887)	$(2.73)

Balance as of June 26, 2021	14,752,960	$1.40

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

21. SHARE-BASED COMPENSATION (Continued)

The following table summarizes the stock options that remain outstanding as of June 26, 2021:

Security Issuable	Exercise Price	Weighted Average Remaining Life in Years	Stock Options Outstanding	Stock Options Exercisable

Subordinate Voting Shares	$5.71	7.30	350,560	350,560
Subordinate Voting Shares	$4.03 - $4.05	6.99	1,829,768	1,442,084
Subordinate Voting Shares	$3.06 - $3.84	6.52	1,206,839	1,206,599
Subordinate Voting Shares	$2.02 - $2.79	5.5	2,063,936	1,106,182
Subordinate Voting Shares	$1.38 - $1.99	8.22	565,358	326,850
Subordinate Voting Shares	$0.11 - $0.53	4.64	8,736,499	937,265

			14,752,960	5,369,540

For the years ended June 26, 2021 and June 27, 2020, the fair value of stock options granted with a fixed exercise price was determined using the Black-Scholes option-pricing model with the following assumptions at the time of grant:

	2021	2020

Weighted-Average Risk-Free Annual Interest Rate	1.05%	1.60%
Weighted-Average Expected Annual Dividend Yield	0.0%	0.0%
Weighted-Average Expected Stock Price Volatility	116.5%	91.0%
Weighted-Average Expected Life in Years	7.50	7.50
Weighted-Average Estimated Forfeiture Rate	40.0%	40.0%

Stock price volatility was estimated by using the historical volatility of the Company’s Subordinate Voting Shares and the average historical volatility of comparable companies from a representative peer group of publicly-traded cannabis companies and beginning March 28, 2021, was solely based on the historical volatility of the Company’s Subordinate Voting Shares. The expected life represents the period of time that stock options granted are expected to be outstanding. The risk-free rate was based on Bank of Canada zero coupon bond with a remaining term equal to the expected life of the options. There were no stock options granted during the year ended June 26, 2021. For the year ended June 27, 2020, the fair value of stock options granted with vesting contingent upon achievement of certain price targets was determined using a Monte Carlo simulation model taking into account the fair value of the Company’s Subordinate Voting Shares on the date of grant and into the future encompassing a wide range of possible future market conditions. The following assumptions were used at the time of grant:

2020

Weighted-Average Stock Price	C$2.65
Weighted-Average Probability	6.0%
Weighted-Average Term in Years	3.0
Weighted-Average Volatility	83.3%

During the years ended June 26, 2021 and June 27, 2020, the weighted-average fair value of stock options granted was $0.17 and $0.98, respectively, per option. As of June 26, 2021 and June 27, 2020, stock options outstanding have a weighted-average remaining contractual life of 5.4 years and 7.5 years, respectively.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

21. SHARE-BASED COMPENSATION (Continued)

LTIP Units and LLC Redeemable Units

A reconciliation of the beginning and ending balances of the LTIP Units and LLC Redeemable Units issued for compensation outstanding is as follows:

			Weighted
	LTIP Units	LLC	Average
	Issued and	Redeemable	Grant Date
	Outstanding	Units	Fair Value

Balance as of June 29, 2019	20,882,355	725,016	$0.74

Vesting and Converted (1)(2)	(1,558,477)	-	$(3.38)

Balance as of June 27, 2020 and June 26, 2021	19,323,878	725,016	$0.52

(1)	LTIP Units and LLC Redeemable Units will vest as follows:

●	19,323,878 of the LTIP Units will vest contingent upon achievement of certain price targets in respect of the Subordinate Voting Shares, whereby one third of such aggregate LTIP Units will vest when the price of the Subordinate Voting Shares reaches C$10 in the open market, another third will vest when such share price reaches C$15 in the open market and the final third will vest when such share price reaches C$20 in the open market. Such share price will be determined as a 5-day volume weighted-average trading price on any exchange on which the Subordinate Voting Shares are traded. 9,661,939 of the LTIPs were modified to extend the vesting periods to 10 years from the modification date of February 1, 2020.

●	6,038,712 of the LTIP Units will vest as follows: (a) 25% vested immediately on issuance; and (b) the remaining 75% vest ratably, on a monthly basis, beginning on May 17, 2018 and concluding with all LTIP Units being fully vested on March 15, 2020.

●	4,227,098 of the FV LTIP Units will vest as follows: (a) 14.3% vested immediately on issuance; and (b) the remaining 85.7% vest ratably, on a monthly basis, beginning on May 17, 2018 and concluding with all FV LTIP Units being fully vested on March 15, 2022.

●	724,645 of the LTIP Units will vest ratably, on a monthly basis, beginning on May 17, 2018 and concluding with all LTIP Units being fully vested on March 15, 2021.

(2)	For the year ended June 26, 2021 and June 27, 2020, nil and 1,558,477, respectively, of the LTIP Units were vested and converted to zero LLC Redeemable Units pursuant to the formula determined by the Third Amended and Restated LLC Agreement of MM Enterprises USA, LLC.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

21. SHARE-BASED COMPENSATION (Continued)

Restricted Stock Units

During the years ended June 26, 2021 and June 27, 2020, the Company granted an entitlement to 31,632,112 and 7,443,954, respectively, of restricted Subordinate Voting Shares to certain officers and directors. A reconciliation of the beginning and ending balance of restricted stock units outstanding is as follows:

	Issued and Outstanding	Vested (1)	Weighted-Average Fair Value

Balance as of June 29, 2019	1,018,861	2,962	$3.89

Granted	7,443,954	-	$0.73
Forfeiture of Restricted Stock (2)	(974,103)	-	$2.69
Redemption of Vested Stock	(329,548)	(329,548)	$3.14
Vesting of Restricted Stock	-	519,045	$2.28

Balance as of June 27, 2020	7,159,164	192,459	$0.68

Granted	31,632,112	-	$0.17
Forfeiture of Restricted Stock (2)	(6,244,589)	-	$0.19
Redemption of Vested Stock	(11,658,293)	(11,658,293)	$0.21
Vesting of Restricted Stock	-	10,680,711	$0.24

Balance as of June 26, 2021	20,888,394	(785,123)	$0.24

(1)	Restricted stock units will vest as follows:

●	3,000,000 of the restricted stock units will vest as follows: one-fourth upon the 12-month employment anniversary, with the remaining three-fourths vesting in amounts of one third each when the trading price of the Subordinate Voting Shares on the then current stock exchange at any time during the term of employment reaches a minimum of C$10, C$15 and C$20, respectively.

●	46,331 of the restricted stock units on July 11, 2018 will vest in four (4) equal quarterly installments on each three-month anniversary of the Date of Grant.

●	131,859 of the restricted stock units on August 29, 2018 will vest in four (4) equal quarterly installments on each three-month anniversary of the Date of Grant.

●	918,785 of the restricted stock units will vest ratably as follows: one-fourth within 30-days of the grant date, with the remaining three-fourths in three equal installments on every anniversary of the grant date, beginning on December 18, 2018 and concluding with all restricted stock units being fully vested on December 18, 2021.

●	23,082 of the restricted stock units will vest on a straight-line basis, beginning on January 3, 2019, and concluding with all restricted stock units being fully vested on August 28, 2019.

●	162,455 of the restricted stock units will vest as follows: one-fourth of the total number of restricted stock shall vest on March 26, 2019. Thereafter, 1/36 of the remainder shall vest on the first day of each month over a period of three years until all restricted stock shall have vested.

●	72,202 of the restricted stock units will vest as follows: one-fourth of the total number of restricted stock shall vest on May 7, 2019. Thereafter, 1/36 of the remainder shall vest on the first day of each month over a period of three years until all restricted stock shall have vested.

●	5,458,749 of the restricted stock units will vest as follows on the first anniversary of the grant date, December 10, 2020.

●	1,885,408 of the restricted stock units will vest as follows: on the second anniversary of the grant date, July 30, 2021.

●	50,181 of the restricted stock units will vest as follows: on the first anniversary of the grant date, August 26, 2020.

●	49,616 of the restricted stock units will vest as follows: on August 1, 2021.

●	28,210,512 of restricted stock units vest 37.5%, 12.5%, 37.5%, 12.5% on the 1st, 2nd, 3rd and 4th anniversary, respectively.

(2)	6,244,589 and 974,103 of the restricted stock units were forfeited upon resignation of certain employees prior to their vesting for the fiscal years ended June 26, 2021 and June 27, 2020, respectively.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

21. SHARE-BASED COMPENSATION (Continued)

Certain restricted stock units have vesting which is based on market conditions. For restricted stock units that have no market condition vesting, the fair value was determined using the trading value of the Subordinate Voting Shares on the date of grant. For the restricted stock units that have market condition vesting, these shares were valued using a Monte Carlo simulation model taking into account the trading value of the Company’s Subordinate Voting Shares on the date of grant and into the future encompassing a wide range of possible future market conditions. During the year ended June 26, 2021 and June 27, 2020, there were no restricted stock units with a market vesting condition.

Warrants

A reconciliation of the beginning and ending balance of warrants outstanding is as follows:

	Number of Warrants Outstanding
	Subordinate Voting Shares	MedMen Corp Redeemable Shares	TOTAL	Weighted-Average Exercise Price

Balance as of June 29, 2019	12,999,815	17,234,540	30,234,355	$4.48

Issued	105,239,862	40,455,729	145,695,591	$0.58
Cancelled	(3,240,762)	(17,234,540)	(20,475,302)	$4.66

Balance as of June 27, 2020	114,998,915	40,455,729	155,454,644	$0.71

Issued	260,852,951	147,508,516	408,361,467	$0.21
Exercised	(8,807,607)	(50,078,066)	(58,885,673)	$0.20
Cancelled	(107,581,650)	(40,455,723)	(148,037,373)	$0.23

Balance as of June 26, 2021	259,462,609	97,430,456	356,893,065	$0.33

The following table summarizes the warrants that remain outstanding as of June 26, 2021:

Security Issuable	Exercise Price	Number of Warrants	Weighted Average Remaining Life in Years	Warrants Exercisable

MedMen Corp Redeemable Shares	$0.34	40,455,732	4.1	40,455,732
MedMen Corp Redeemable Shares	$0.20	38,345,772	4.4	38,345,772
MedMen Corp Redeemable Shares	$0.15	18,628,952	4.2	18,628,952

Total MedMen Corp Redeemable Shares		97,430,456		97,430,456

Subordinate Voting Shares	$4.29	2,039,627	0.9	2,039,627
Subordinate Voting Shares	$3.16 - $3.72	9,737,782	0.9	9,737,782
Subordinate Voting Shares	$1.01 - $1.17	3,346,161	1.4	3,346,161
Subordinate Voting Shares	$0.15 - $0.46	244,339,039	4.0	244,339,039

Total Subordinate Voting Shares		259,462,609		259,462,609

Total Warrants Outstanding		356,893,065		356,893,065

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

21. SHARE-BASED COMPENSATION (Continued)

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

The fair value of warrants exercisable for the Company’s Subordinate Voting Shares was determined using the Black-Scholes option-pricing model with the following assumptions on the latest modification of January 29, 2021:

Weighted-Average Risk-Free Annual Interest Rate	0.06%
Weighted-Average Expected Annual Dividend Yield	0%
Weighted-Average Expected Stock Price Volatility	175.50%
Weighted-Average Expected Life of Warrants	1 year

Stock price volatility was estimated by using the historical volatility of the Company’s Subordinate Voting Shares and the average historical volatility of comparable companies from a representative peer group of publicly-traded cannabis companies and beginning March 28, 2021, was solely based on the historical volatility of the Company’s Subordinate Voting Shares. The expected life in years represents the period of time that warrants issued are expected to be outstanding. The risk-free rate was based on U.S. Treasury bills with a remaining term equal to the expected life of the warrants. 97,785,140 of warrants are cancelable if the Company meets certain cash flow metrics for nine consecutive months. The effects of contingent cancellation feature were included in determining the fair value of the related warrants. On April 21, 2021, the contingent cancellation feature was met and the related warrants were cancelled.

As of June 26, 2021 and June 27, 2020, warrants outstanding have a weighted-average remaining contractual life of 44.7 and 46.2 months, respectively.

22. LOSS PER SHARE

The following is a reconciliation for the calculation of basic and diluted loss per share for the years ended June 26, 2021 and June 27, 2020:

	2021	2020

Net Loss from Continuing Operations Attributable to Shareholders of MedMen Enterprises, Inc.	$(111,993,197)	$(177,313,705)
Less Deemed Dividend - Down Round Feature of Warrants	(6,364,183)	-

Net Loss from Continuing Operations Available to Shareholders of MedMen Enterprises, Inc.	(118,357,380)	(177,313,705)
Net Loss from Discontinued Operations	(12,152,328)	(69,950,677)

Total Net Loss	$(130,509,708)	$(247,264,382)

Weighted-Average Shares Outstanding - Basic and Diluted	530,980,011	270,418,842

Loss Per Share - Basic and Diluted:

From Continuing Operations Attributable to Shareholders of MedMen Enterprises Inc.	$(0.22)	$(0.66)

From Discontinued Operations Attributable to Shareholders of MedMen Enterprises Inc.	$(0.02)	$(0.26)

Diluted loss per share is the same as basic loss per share as the issuance of shares on the exercise of convertible debentures, LTIP share units, warrants and share options is anti-dilutive.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

23. OTHER OPERATING INCOME

During the years ended June 26, 2021 and June 27, 2020, other operating income consisted of the following:

	2021	2020

Loss (Gain) on Disposals of Assets	$581,051	$(7,331,288)
Restructuring and Reorganization Expense	5,038,182	6,269,153
Loss on Settlement of Accounts Payable	574,877	314,242
Gain on Lease Terminations	(17,748,368)	(319,163)
Gain on Disposal of Assets Held For Sale	(12,338,123)	(8,439,967)
Other (Income) Expense	(806,921)	390,909

Total Other Operating Income	$(24,699,302)	$(9,116,114)

24. PROVISION FOR INCOME TAXES AND DEFERRED INCOME TAXES

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

The Company intends to be treated as a United States corporation for United States federal income tax purposes under section 7874 of the U.S. Tax Code and is expected to be subject to United States federal income tax. However, for Canadian tax purposes, the Company is expected, regardless of any application of section 7874 of the U.S. Tax Code, to be treated as a Canadian resident company (as defined in the Income Tax Act (Canada) (the “ITA”) for Canadian income tax purposes. As a result, the Corporation will be subject to taxation both in Canada and the United States.

The Company has approximately gross $8,500,000 (tax effected $2,300,000) of Canadian non-capital losses and $6,915,000 (tax effected $1,833,000) of Share Issuance cost 20(1)(e) balance. The loss tax attribute has been determined to be more likely than not that the tax attribute would not yield any tax benefit. As such, the Company has recorded a full valuation allowance against the benefit. Since IRC Section 280E was not applied in the California Franchise Tax returns, the Company has approximately $171,000,000 of gross California net operating losses which begin expiring in 2033 as of June 26, 2021. The Company has evaluated the realization of its California net operating loss tax attribute and has determined under the more likely than not standard that $169,200,000 will not be realized.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

24. PROVISION FOR INCOME TAXES AND DEFERRED INCOME TAXES (Continued)

Provision for income taxes consists of the following for the years ended June 26, 2021 and June 27, 2020:

	2021	2020
Current:
Federal	$(20,173,107)	$(21,675,826)
State	(3,231,255)	(2,471,663)

Total Current	(23,404,362)	(24,147,489)

Deferred:
Federal	15,762,423	52,822,427
State	4,241,991	12,153,888

Total Deferred	20,004,414	64,976,315

Total Provision for Income Taxes	$(3,399,948)	$40,828,826

As of June 26, 2021 and June 27, 2020, the components of deferred tax assets and liabilities were as follows:

	2021	2020

Deferred Tax Assets:
Sale and Leaseback	$1,209,397	$1,378,229
Net Operating Loss	18,947,040	14,773,963
Notes Payable	16,156,489	16,156,489
Fair Value of Investments	797,641	1,019,919
Lease Liability	23,036,902	30,545,899
Held For Sale	5,167,362	16,580,885

Total Deferred Tax Assets	65,314,831	80,455,384
Total Valuation Allowance	(43,164,332)	(49,939,139)

Net Deferred Tax Assets	$22,150,499	$30,516,245

	2021	2020

Deferred Tax Liabilities:
Property, Plant & Equipment	$(18,492,895)	$(25,286,947)
Intangible Assets	(28,243,281)	(37,731,096)
Senior Secured Convertible Credit Facility	(17,171,778)	(9,420,472)
Leases	(10,546,564)	(14,974,482)

Total Deferred Tax Liabilities	(74,454,518)	(87,412,997)

Net Deferred Tax Liabilities	$(52,304,019)	$(56,896,752)

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

24. PROVISION FOR INCOME TAXES AND DEFERRED INCOME TAXES (Continued)

The reconciliation between the effective tax rate on loss from operations and the statutory tax rate is as follows:

	2021	2020

Expected Income Tax Benefit at Statutory Tax Rate	$(32,381,541)	$(113,915,623)
Section 280E Permanent and Other Non-Deductible Items	30,846,236	89,883,278
State Rate	1,878,787	2,471,663
Tax Gain on Sale Leaseback	-	8,377,927
Effect of GAAP Impairment	-	(37,651,440)
Effect of Held for Sale	11,413,523	(16,580,885)
Effect of ASC 842	3,056,613	(15,571,417)
Benefit on Recognized California Net Operating Loss	(9,268,041)	(2,935,116)
Interest and Penalties on Uncertain Tax Positions	4,629,178	-
Valuation Allowance	(6,774,807)	45,092,787

Reported Income Tax Expense (Benefit)	$3,399,948	$(40,828,826)

Effective Tax Rate	(2.05)%	7.09%

During the years ended June 26, 2021 and June 27, 2020, the activities related to the Company’s gross unrecognized tax benefits are as follows:

	2021	2020

Balance at Beginning of Year	$15,016,935	$6,575,181

Increase in Balance Related to Tax Positions Taken During the Year	447,250	8,441,754

Balance at End of Year	$15,464,185	$15,016,935

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, and in Canada. The Company is generally subject to audit by taxing authorities in various U.S., state, and in foreign jurisdictions for fiscal years 2013 through the current fiscal year.

As of June 26, 2021, and June 27, 2020, the total amount of gross unrecognized tax benefits was $20,093,363 and $15,016,935, respectively, including $900,000 and $3,800,000 of interest and penalties. As of June 26, 2021, all of the total unrecognized tax benefits, if recognized, would have an impact on the Company's effective tax rate. The Company estimates that there will be no material changes in its uncertain tax positions in the next 12 months. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

25. COMMITMENTS AND CONTINGENCIES

Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of these regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulations as of June 26, 2021 and June 27, 2020, marijuana regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties or restrictions in the future.

Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of June 26, 2021, there were no pending or threatening lawsuits that could be reasonably assessed to have resulted in a probable loss to the Company in an amount that can be reasonably estimated. As such, no accrual has been made in the Consolidated Financial Statements relating to claims and litigations. As of June 26, 2021, there are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party to the Company or has a material interest adverse to the Company’s interest.

In July 2018, a legal claim was filed against the Company related to alleged misrepresentations in respect of a financing transaction completed in May 2018. During the year ended June 26, 2021, the claim was settled for a total of C$575,000 of which C$250,000 shall be paid in Class B Subordinate Voting Shares. The settlement liability has been accrued in the Consolidated Balance Sheet.

In late January 2019, the Company’s former Chief Financial Officer (“CFO”) filed a complaint against MM Enterprises in the Superior Court of California, County of Los Angeles, seeking damages for claims relating to his employment. The Company is currently defending against this lawsuit, which seeks damages for wrongful termination, breach of contract, and breach of implied covenant of good faith. The former CFO’s employment agreement provided for the payment of severance in the event of termination without cause. The Company disputes the claims set forth in this lawsuit and believes that the outcome is neither probable nor estimable. As of June 26, 2021, $584,000 has been accrued in the Consolidated Balance Sheet.

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

In April 2020, a complaint was filed against the Company related to a contemplated acquisition in which the plaintiffs are seeking damages for alleged breach of contract and breach of implied covenant of good faith and fair dealing. While no amounts have been identified in the claim, the Company estimated this to be approximately $5,200,000. The Company believes the likelihood of a loss contingency is neither probable nor remote. As such, no amount has been accrued in the financial statements.

In May 2020, litigation was filed against the Company related to a purchase agreement and secured promissory note for a previous acquisition. The Company is currently defending against this lawsuit, which claims for breach of contract, breach of implied covenant of good faith and fair dealing, common law fraud and securities fraud. The plaintiffs are seeking damages for such claims in which the amount is currently not reasonably estimable. Therefore, pursuant to ASC 450, “Contingencies” (“ASC 450”), a liability has not been recorded in these audited Consolidated Financial Statements. In response, the Company filed a counterclaim and is seeking entitlement to proceeds of the sale, net of amounts owed under the secured promissory note which is in dispute. The plaintiffs filed an appeal to the ruling on the entitlement of proceeds in excess of the secured promissory note. In accordance with ASC 450, any loss recoveries related to the Company’s counterclaim have not been recorded. In addition, net proceeds resulting from the sale was not recognized as a receivable as the amount is not reasonably estimable. See “Note 18 – Notes Payable” for the secured promissory note related to this litigation.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

25. COMMITMENTS AND CONTINGENCIES (Continued)

In September 2020, a legal dispute was filed against the Company related to the separation of a former officer in which the severance issued is currently being disputed. The Company believes the likelihood of loss is remote. As a result, no amount has been set up for potential damages in these financial statements.

In February 2020, a legal dispute was filed against the Company and settled in December 2020 for approximately $2,400,000. As of June 26, 2021, the remaining amount has been accrued in the Consolidated Balance Sheet.

In December 2020, a lawsuit was filed against the Company related to a previous acquisition alleging that the plaintiffs were owed additional compensation. In the complaint, the plaintiffs allege breach of contract, breach of implied covenant of good faith and fair delaying, fraud and unjust enrichment, among other causes of actions. The plaintiffs are seeking the issuance of 51,716,141 shares, which has been accrued in the Consolidated Balance Sheet as of June 26, 2021, and other monetary damages. The litigation is at an early stage and the likelihood of a loss contingency is remote. The amount of monetary damages is not reasonably estimable and thus, no amount has been accrued in these financial statements.

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

26. RELATED PARTY TRANSACTIONS

All related party balances due to the Company as of June 26, 2021 and June 27, 2020 did not have any formal contractual agreements regarding payment terms or interest. As of February 2020 and May 2020, Mr. Adam Bierman and Mr. Andrew Modlin, respectively, no longer held board or management positions and therefore as of June 26, 2021, they are not considered related parties under ASC 850, “Related Party Disclosures” (“ASC 850”), however they were during the fiscal year ended June 27, 2020. As of November 2020, Mr. Chris Ganan was no longer a member of the Company’s board of directors and therefore is not considered a related party under ASC 850, as of June 26, 2021, however Mr. Ganan was a related party during the fiscal year ended June 27, 2020. As of June 27, 2020, amounts due from MMOF GP II (“Fund LP II”) and MedMen Opportunity Fund GP, LLC (“Fund LP”) were $1,820,204 and $1,289,513, respectively, were recorded in the Consolidated Balance Sheets. As of June 26, 2021, other amounts due to related parties was $1,476,921. As of June 27, 2020, amounts due to Fund LP II, Fund LP and other related parties were $1,093,896, $1,986,697 and $1,476,221, respectively, were recorded in the Consolidated Balance Sheets.

Pursuant to the Side Letter executed on July 2, 2020 in conjunction with the Fourth Amendment of the Convertible Facility with GGP, Wicklow Capital and GGP had the right to approve director nominees submitted by the Company. The ability to approve the nominees to the Company’s Board of Directors met the definition of control under ASC 850 and accordingly, Wicklow Capital is a related party of the Company. See “Note 18 – Notes Payable” for a disclosure of transaction related to the unsecured convertible facility during the fiscal year ended June 26, 2021.

As of June 26, 2021, the Company determined GGP to be a related party as a result of GGP having significant influence over the Company. See “Note 19 – Senior Secured Convertible Credit Facility” for a full disclosure of transactions and balances related to GGP.

In March 2020, the Company entered into a restructuring plan and retained interim management and advisory firm, Sierra Constellation Partners LLC (“SCP”). As part of the engagement, Tom Lynch was appointed as Interim Chief Executive Officer and Chief Restructuring Officer, and Tim Bossidy was appointed as Interim Chief Operating Officer. Mr. Lynch is a Partner and Senior Managing Director at SCP. Mr. Bossidy is a Director at SCP. In December 2020, Mr. Lynch was elected as Chairman of the Board and Reece Fulgham, a Managing Director at SCP, was appointed as Interim Chief Financial Officer. During the year ended June 26, 2021, the Company had paid $3,113,364 in fees to SCP for interim management and restructuring support. During the year ended June 26, 2021, Mr. Lynch and Mr. Bossidy each received 124,868 stock options.

The Company’s Board of Directors each receive quarterly fees of $200,000 of which one-third is paid in cash and two-thirds is paid in Class B Subordinate Voting Shares. The Class B Subordinate Voting Shares is recorded as a restricted stock unit until settled.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

27. SEGMENTED INFORMATION

The Company currently operates in one segment, the production and sale of cannabis products, which is how the Company’s Chief Operating Decision Maker manages the business and makes operating decisions. The Company’s cultivation operations are not considered significant to the overall operations of the Company. Intercompany sales and transactions are eliminated in consolidation.

28. DISCONTINUED OPERATIONS

During the fiscal year ended June 27, 2020, the Company contemplated the divesture of non-core assets and management entered into a plan to sell its operations in the state of Arizona. As a result, the assets and liabilities allocable to the operations within the state of Arizona were classified as a discontinued operation. The assets associated with the Arizona components were measured at the lower of their carrying amount or FVLCTS. Revenue and expenses, gains or losses relating to the discontinuation of Arizona operations were eliminated from profit or loss from the Company’s continuing operations and are shown as a single line item in the Consolidated Statements of Operations.

During the fiscal year ended June 27, 2020, the Company began separate negotiations to sell its operations in the state of Arizona, including the related management entities. In October 2020, Kannaboost Technology Inc. and CSI Solutions LLC (collectively referred to as “Level Up”) was sold at auction for a total sales price of $25,150,000, of which the Company has not received the proceeds as of June 26, 2021. Refer to “Note 25 – Commitments and Contingencies” for further information. All outstanding membership interests in Level Up and all operational control and risk of loss was transferred to the purchaser on November 5, 2020. The Company recognized a loss upon sale of membership interests of $1,628,124 for the net carrying value of the assets as of the disposition date which was determined as the book value less direct costs to sell and is recognized as a component of loss on disposal of assets and other expense in the Consolidated Statements of Operations for Discontinued Operations during the year ended June 26, 2021. As of June 26, 2021, Level Up has been fully deconsolidated by the Company and the Company does not have any continuing involvement with the former subsidiary outside of the litigation disclosed in “Note 25 – Commitments and Contingencies”.

During the fiscal fourth quarter of 2021, the Company had a change in plan of sale for the remaining Arizona disposal group in response to changes in its regulatory environment as well as its financial condition which allowed capital to be raised and the disposal group assets to be retained. As a result, the assets no longer meet the held for sale criteria and are required to be reclassified as held and used at the lower of adjusted carrying value (carrying value of the assets prior to being classified as held for sale adjusted for any depreciation and/or amortization expense that would have been recognized had the assets been continuously classified as held and used) or the fair value at the date of the subsequent decision not to sell. During the years ended June 26, 2021 and June 27, 2020, revenues in the amount of $11,316,081 and $6,319,028, respectively, were reclassified to continuing operations and is included as a component of revenue in the Consolidated Statements of Operations. During the years ended June 26, 2021 and June 27, 2020, net loss in the amount of $12,350,388 and $21,572,840, respectively, were reclassified to continuing operations and is included as a component of net loss in the Consolidated Statements of Operations. The depreciation and amortization expense that would have been recognized had the assets been continuously classified as held and used was $1,158,886 and $370,790, for the year ended June 26, 2021 and June 27, 2020, respectively, and is included as a component of depreciation and amortization expenses in the Consolidated Statements of Operations.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

28. DISCONTINUED OPERATIONS (Continued)

On January 29, 2018, the Company acquired all membership interests and assets in Project Compassion NY, LLC (“Project Compassion”) as a part of the formation of MM Enterprises USA through a joint venture. Through Project Compassion, the Company has one cultivation and production facility in Utica, New York, and operates four dispensaries in the state of New York that are located in Buffalo, Lake Success, Salina and Manhattan (collectively, “MedMen NY, Inc.”). During the fiscal third quarter of 2021, the Company contemplated the divesture of non-core assets and management entered into a plan to sell MedMen NY, Inc. On February 25, 2021, the Company entered into a definitive investment agreement to sell a controlling interest in MedMen NY, Inc. equity of approximately 86.7% with the option to purchase the remaining equity of approximately 13.3% that the Company will retain in MedMen NY, Inc. following the sale for a total sales price of up to $73,000,000. In conjunction with the investment agreement, MedMen NY, Inc. will engage the services of the purchaser pursuant to a management agreement until regulatory approval has been obtained. The aggregate sales price consists of a cash purchase price of $35,000,000, subject to adjustments and a senior secured promissory note of $28,000,000 which shall be assigned to Hankey Capital in partial satisfaction of the outstanding debt, and within five business days after the first sale by MedMen NY, Inc. of adult-use cannabis products at one or more of its retail store locations, additional shares of MedMen NY, Inc. will be purchased for $10,000,000 in cash. The proceeds in cash will be used to repay a portion of the Hankey Capital notes payable due by the Company. Accordingly, the total amount of interest expense and amortization of debt discounts and loan origination fees related to the Senior Secured Term Loan Facility allocated to discontinued operations was $16,199,865 and $10,542,120 for the years ended June 26, 2021 and June 27, 2020. Refer to “Note 18 – Notes Payable” for discussion on the outstanding Facility. As of June 26, 2021, the initial closing of the investment has not occurred and is expected to close within the next twelve months.

Consequently, assets and liabilities allocable to the operations within the state of New York were classified as a discontinued operation. Revenue and expenses, gains or losses relating to the discontinuation of New York operations have been eliminated from profit or loss from the Company’s continuing operations and are shown as a single line item in the Consolidated Statements of Operations. The assets associated with the New York component have been measured at the lower of the carrying amount or FVLCTS. The Company will continue to operate the New York operations until the ultimate sale of the disposal group.

The operating results of the discontinued operations are summarized as follows:

	2021	2020

Revenue	$13,536,521	$17,441,970
Cost of Goods Sold	7,513,731	11,456,357

Gross Profit	6,022,790	5,985,613

Expenses:
General and Administrative	9,428,277	14,438,438
Sales and Marketing	24,472	55,182
Depreciation and Amortization	1,811,038	3,816,563
Impairment Expense	960,692	39,506,708
(Gain) Loss on Disposal of Assets and Other Expense (Income)	(11,885,805)	7,469,037

Total Expenses	338,674	65,285,928

Income (Loss) from Operations	5,684,116	(59,300,315)

Other Expense:
Interest Expense	10,377,218	6,183,834
Interest Income	(1,545)	-
Amortization of Debt Discount and Loan Origination Fees	5,895,011	4,362,226

Total Other Expense	16,270,684	10,546,060

Loss from Discontinued Operations Before Provision for Income Taxes	(10,586,568)	(69,846,375)
Provision for Income Tax Expense	(1,565,760)	(104,302)

Net Loss from Discontinued Operations	$(12,152,328)	$(69,950,677)

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

28. DISCONTINUED OPERATIONS (Continued)

The carrying amounts of assets and liabilities in the disposal group are summarized as follows:

	2021	2020

Carrying Amounts of the Assets Included in Discontinued Operations:

Cash and Cash Equivalents	$901,886	$1,018,158
Restricted Cash	5,280	8,844
Accounts Receivable and Prepaid Expenses	233,860	106,808
Inventory	4,899,281	5,285,844
Other Current Assets	-	18,444

TOTAL CURRENT ASSETS (1)		6,438,098

Property and Equipment, Net	12,682,787	12,772,572
Operating Lease Right-of-Use Assets	19,136,500	21,218,027
Intangible Assets, Net	10,582,559	15,307,700
Goodwill	-	959,692
Other Assets	456,945	1,595,799

TOTAL NON-CURRENT ASSETS (1)		51,853,790

TOTAL ASSETS OF THE DISPOSAL GROUP CLASSIFIED AS HELD FOR SALE	$48,899,098	$58,291,888

Carrying Amounts of the Liabilities Included in Discontinued Operations:
Accounts Payable and Accrued Liabilities	$3,082,031	$4,463,431
Income Taxes Payable	1,535,627	-
Other Current Liabilities	124,663	11,860
Current Portion of Operating Lease Liabilities	2,326,002	1,629,282
Current Portion of Finance Lease Liabilities	825	-

TOTAL CURRENT LIABILITIES (1)		6,104,573

Operating Lease Liabilities, Net of Current Portion	349,244	20,359,826
Finance Lease Liabilities, Net of Current Portion	20,272,057	-
Deferred Tax Liabilities	5,457,753	13,338,464

TOTAL NON-CURRENT LIABILITIES (1)		33,698,290

TOTAL LIABILITIES OF THE DISPOSAL GROUP CLASSIFIED AS HELD FOR SALE	$33,148,202	$39,802,863

(1)	The assets and liabilities of the disposal group classified as held for sale are classified as current on the Consolidated Balance Sheets as of June 26, 2021 because it is probable that the sale will occur and proceeds will be collected within one year.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 26, 2021 and June 27, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

29. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through September 23, 2021, which is the date these consolidated financial statements were issued, and has concluded that the following subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

Senior Secured Convertible Credit Facility

On August 17, 2021, the Company announced that Tilray, Inc. (“Tilray”) acquired a majority of the outstanding senior secured convertible notes under the Convertible Facility with GGP (the “Notes”). Under the terms of the transaction, a newly formed limited partnership (the “SPV”) established by Tilray and other strategic investors acquired an aggregate principal amount of approximately $165,800,000 of the Notes and warrants issued in connection with the Convertible Facility, representing 75% of the outstanding Notes and 65% of the outstanding warrants under the Convertible Facility. Specifically, Tilray’s interest in the SPV represents rights to 68% of the Notes and related warrants held by the SPV, which are convertible into, and exercisable for, approximately 21% of the outstanding Class B Subordinate Voting Shares of MedMen upon closing of the transaction.

In connection with the sale of the Notes, the Company amended and restated the securities purchase agreement with GGP (“Sixth Amendment”) to, among other things, extend the maturity date to August 17, 2028, eliminate any cash interest obligations and instead provide for payment-in-kind interest, eliminate certain repricing provisions, and eliminate and revise certain restrictive covenants. In connection with the Sixth Amendment, accrued payment-in-kind interest on the Notes will be convertible at price equal to the trailing 30-day volume weighted average price of the Subordinate Voting Shares. The Notes may not be prepaid until the federal legalization of marijuana. The Notes will also provide the holders with a top-up right to acquire additional Subordinate Voting Shares and a pre-emptive right with respect to future financings of the Company, subject to certain exceptions, upon the issuance by MedMen of certain equity or equity-linked securities. No changes have been made to the conversion and exercise prices of the Notes or related warrants.

Equity Investment Through Private Placement

On August 17, 2021, the Company entered into subscription agreements with various investors led by Serruya Private Equity Inc. (“SPE”) to purchase $100,000,000 of units (“Units”) of the Company at a purchase price of $0.24 per Unit (the “Private Placement”) wherein certain investors associated with SPE agreed to backstop the Private Placement (the “Backstop Commitment”). In consideration for providing the Backstop Commitment, such investors will receive a fee of $2,500,000 to be paid in the form of Class B Subordinate Voting Shares (each, a “Share”) at a deemed price of $0.24 (C$0.32) per Share.

Each Unit consists of one Share and one-quarter share purchase warrant (each, a “Warrant”). Each whole Warrant permits the holder to purchase one Share for a period of five years from the date of issuance at an exercise price of $0.288 (C$0.384) per Share. Each Unit issued to certain funds associated with SPE consists of one Share and one-quarter of one Warrant plus a proportionate interest in a short-term warrant (the “Short-Term Warrant”) which expires on December 31, 2021. The Short-Term Warrant entitles the holders to acquire, at the option of the holders and upon payment of $30,000,000, an aggregate of 125,000,000 Units at an exercise price of $0.24 (C$0.32) per Unit, or $30,000,000 principal amount of notes at par, convertible into 125,000,000 Shares at a conversion price of $0.24 (C$0.32) per Share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on September 24, 2021.

MEDMEN ENTERPRISES INC.

By:	/s/ Reece Fulgham
Reece Fulgham
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Tom Lynch and Reece Fulgham, jointly and severally, his or her attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his or her substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Name and Signature	Title	Date

/s/ Tom Lynch	Chief Executive Officer, Chairman of the Board and Director	September 24, 2021
Tom Lynch	(Principal Executive Officer)

/s/ Reece Fulgham	Chief Financial Officer	September 24, 2021
Reece Fulgham	(Principal Financial and Accounting Officer)

/s/ Nicole Christoff	Director	September 24, 2021
Nicole Christoff

/s/ Melvin Elias	Director	September 24, 2021
Melvin Elias

/s/ Errol Schweizer	Director	September 24, 2021
Errol Schweizer

/s/ Cameron Smith	Director	September 24, 2021
Cameron Smith

/s/ Albert Harrington	Director	September 24, 2021
Albert Harrington

/s/ Michael Serruya	Director	September 24, 2021
Michael Serruya

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Articles of MedMen Enterprises Inc., as amended, dated May 28, 2018	10/A	000-56199	3.1	10/7/20
4.1	Subordinate Voting Share Purchase Warrant Indenture dated September 27, 2018 between the Registrant and Odyssey Trust Company	10/A	000-56199	4.1	10/7/20
4.1(a)	Supplemental Subordinate Voting Share Purchase Warrant Indenture dated December 5, 2018 between the Registrant and Odyssey Trust Company	10/A	000-56199	4.1(a)	10/7/20
10.1	Amended and Restated Articles of Incorporation of MM Can USA, Inc. dated May 28, 2018	10/A	000-56199	10.1	10/7/20
10.2	Third Amended and Restated Limited Liability Company Agreement of MM Enterprises USA, LLC dated May 28, 2018	10/A	000-56199	10.2	10/7/20
10.3	Formation and Contribution Agreement dated January 24, 2018 among MM Enterprises USA, LLC and MMMG, LLC, MedMen Opportunity Fund, LP, MedMen Opportunity Fund II, LP, The MedMen of Nevada 2, LLC, DHSM Investors, LLC and Bloomfield Partners Utica, LLC	10/A	000-56199	10.3	10/7/20
10.4	Letter Agreement dated April 27, 2018 between the Ladera Ventures Corp. and MM Enterprises USA, LLC	10/A	000-56199	10.4	1/15/21
10.5	Support Agreement dated May 28, 2018 between the Registrant, MM Can USA, Inc. and MM Enterprises, LLC	10/A	000-56199	10.5	10/7/20
10.6	Tax Receivable Agreement dated May 28, 2018 among MM Enterprises USA, LLC, certain members and LTIP Unitholders	10/A	000-56199	10.6	10/7/20
10.7	Senior Secured Commercial Loan Agreement dated October 1, 2018 between the Registrant, MM Can USA, Inc. and Hankey Capital, LLC	10/A	000-56199	10.7	10/7/20
10.7(a)	First Modification to Senior Secured Commercial Loan Agreement dated April 10, 2019	10/A	000-56199	10.7(a)	12/7/20
10.7(b)	Second Modification to Senior Secured Commercial Loan Agreement dated January 13, 2020, with Form of Amended and Restated Senior Secured Term Note	10/A	000-56199	10.7(a)	10/7/20
10.7(c)	Third Modification to Senior Secured Commercial Loan Agreement dated July 2, 2020, with Form of Second Amended and Restated Senior Secured Term Note, Form of Amended and Restated Warrant exercisable for Class B Common Shares of MM CAN USA, Inc. at an exercise price of $0.60 per share, and Form of Warrant exercisable for Class B Common Shares of MM CAN USA, Inc. at an exercise price of $0.34 per share	10/A	000-56199	10.7(b)	10/7/20
10.7(d)	Fourth Modification to Senior Secured Commercial Loan Agreement dated September 16, 2020, with Form of Secured Term Note, Form of Warrant exercisable for Class B Common Shares of MM CAN USA, Inc. at an exercise price of $0.34 per share (B1 Warrants), and Form of Warrant exercisable for Class B Common Shares of MM CAN USA, Inc. (B2 Warrants)	10/A	000-56199	10.17(d)	12/7/20
10.7(e)	Side Letter dated February 25, 2021 between the Registrant, MM CAN USA, Inc. and Hankey Capital, LLC and Form of Warrant issued by MM CAN USA, Inc.	S-1	333-253980	10.7(e)	3/8/21
10.7(f)	Fifth Modification (with forms of Note and Warrants) dated May 11, 2021 between the Company and Hankey Capital, LLC	8-K	000-56199	10.1	5/17/21
10.8	Business Combination Agreement dated December 23, 2018 among the Registrant and The PharmaCann LLC Majority Members	10/A	000-56199	10.8	12/7/20

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.8(a)	Termination and Release Agreement dated October 7, 2019 between the Registrant and PharmaCann, LLC	10/A	000-56199	10.8(a)	12/7/20
10.9	Canadian Equity Distribution Agreement dated April 10, 2019 between the Registrant and Canaccord Genuity Corp.	10/A	000-56199	10.9	10/7/20
10.10	Master Lease Agreement dated November 25, 2019 with Treehouse Real Estate Investment Trust, Inc., First Amendment dated January 30, 2020 and Second Amendment dated July 2, 2020	10/A	000-56199	10.10	10/7/20
10.11	Management Support Agreement dated March 30, 2020 between the Registrant and SierraConstellation Partners	10/A	000-56199	10.11	10/7/20
10.11(a)	Amendment to Terms of Engagement with SierraConstellation Partners dated May 1, 2020	S-1/A	333-256912	10.11(a)	7/16/21
10.11(b)	Transaction and Retention Bonus Award Agreement dated July 12, 2021 between the Registrant and SierraConstellation Partners	8-K	000-56199	10.1	7/15/21
10.12†	MedMen Equity Incentive Plan dated May 28, 2018	10/A	000-56199	10.12	10/7/20
10.21(a) †	Amendment No. 1 to MedMen Enterprises Inc. 2018 Stock and Incentive Plan	S-8	333-254984	99.1(a)	4/2/21
10.12(b) †	Form of Option Award Agreement for MedMen Equity Incentive Plan	10/A	000-56199	10.12(a)	10/7/20
10.12(c) †	Form of Restricted Stock Unit Award Agreement for MedMen Equity Incentive Plan	10/A	000-56199	10.12(b)	10/7/20
10.13	Second Amended and Restated Securities Purchase Agreement (with forms of Replacement Warrant and Incremental Warrant) dated July 2, 2020 among the Registrant, the Other Credit Parties named therein, the Purchasers named therein and Gotham Green Admin 1, LLC	10/A	000-56199	10.13	10/7/20
10.13(a)	First Amendment dated September 14, 2020 to Second Amended and Restated Securities Purchase Agreement (with Form of Senior Secured Convertible Note - Incremental Note)	10/A	000-56199	10.13(a)	12/7/20
10.13(b)	Securities Purchase Agreement dated April 23, 2019 among the Registrant, the Other Credit Parties named therein, the Purchasers named therein and Gotham Green Admin 1, LLC	10/A	000-56199	10.13(b)	12/7/20
10.13(c)	First Amendment dated August 12, 2019 to Securities Purchase Agreement, Tranche 1 Notes and Tranche 2 Notes	10/A	000-56199	10.13(c)	12/7/20
10.13(d)	Second Amendment dated October 29, 2019 to Securities Purchase Agreement and Notes	10/A	000-56199	10.13(d)	12/7/20
10.13(e)	Amended and Restated Securities Purchase Agreement dated March 27, 2020 among the Registrant, the Other Credit Parties named therein, the Purchasers named therein and Gotham Green Admin 1, LLC	10/A	000-56199	10.13(e)	12/7/20
10.13(f)	Side Letter dated July 2, 2020 among the Registrant, MMC CAN USA, Inc. and the Purchasers named therein and Gotham Green Admin 1, LLC	10/A	000-56199	10.13(f)	12/7/20
10.13(g)	Third Amended and Restated Securities Purchase Agreement (with forms of Replacement Warrant and Note) dated January 11, 2021 among the Registrant, the Other Credit Parties named therein, the Purchasers named therein and Gotham Green Admin 1, LLC	S-1	333-253980	10.13(g)	3/8/21
10.13(h)	Waiver Letter dated May 11, 2011 for Third Amended and Restated Securities Purchase Agreement between the Company, and Gotham Green Admin 1, LLC the Other Credit Parties named therein	8-K	000-56199	10.2	5/17/21
10.13(i)	Fourth Amended and Restated Securities Purchase Agreement dated August 17, 2021 among MedMen Enterprises Inc., each Credit Party and Holders Signatory thereto and Gotham Green Admin 1, LLC	8-K	000-56199	10.1	8/20/21
10.13(j)	Form of Fourth Amended and Restated Senior Secured Convertible Note dated August 17, 2021	8-K	000-56199	10.1(a)	8/20/21

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.13(k)	Form of Amended and Restated Warrant dated August 17, 2021	8-K	000-56199	10.1(b)	8/20/21
10.14	Form of Subscription Agreement for July 2019 sale of 14,634,147 Class B Subordinate Voting Shares	10/A	000-56199	10.14	12/7/20
10.15	Investment Agreement dated September 16, 2020 between the Registrant and certain Institutional Investors for issuance of 7.5% Convertible Unsecured Debentures	10/A	000-56199	10.15	12/7/20
10.15(a)	Securities Lending Agreement dated September 16, 2020 between the Registrant and certain Institutional Investors	10/A	000-56199	10.15(a)	12/7/20
10.15(b)	Form of 7.5% Unsecured Convertible Debenture	10/A	000-56199	10.15(b)	12/7/20
10.15(c)	Form of Warrant Certificate	10/A	000-56199	10.15(c)	12/7/20
10.16	Membership Interest Purchase Agreement dated November 5, 2019 between Le Cirque Rouge, LP and LCR SLP, LLC	10/A	000-56199	10.16	12/7/20
10.17	Membership Interest Purchase Agreement dated November 22, 2019 between Le Cirque Rouge, LP and LCR SLP, LLC	10/A	000-56199	10.17	12/7/20
10.18	Stock Purchase Agreement dated May 24, 2019 between Equityholders of One Love Beach Club and MM Enterprises USA, LLC	10/A	000-56199	10.18	12/7/20
10.19	Securities Transfer Agreement dated September 6, 2019 between MM Enterprises USA, LLC, the transferees named therein and Old Pal, LLC	10/A	000-56199	10.19	12/7/20
10.20	Form of Subscription Agreement for December 2019 Non-Brokered Private Placement of 46,962,645 Class B Subordinate Voting Shares	10/A	000-56199	10.20	12/7/20
10.21	Amended and Restated Membership Interest Purchase Agreement dated October 30, 2020 between Verano Evanston, LLC and MM Enterprises USA, LLC	10/A	000-56199	10.21	12/7/20
10.21(a)	Membership Interest Purchase Agreement dated July 1, 2020 between Verona Evanston, LLC and MM Enterprises USA, LLC	10/A	000-56199	10.21(a)	12/7/20
10.22†	Severance Agreement and Release dated April 10, 2020 between MM Enterprises USA, LLC and Ryan Lissack	10/A	000-56199	10.22	1/27/21
10.23†	Severance Agreement and Release dated October 7, 2019 between MM Enterprises USA, LLC and Michael W. Kramer	10/A	000-56199	10.23	1/27/21
10.24†	Separation Agreement and Release dated January 30, 2020 between the Registrant, MM Enterprises USA, LLC and Adam Bierman	10/A	000-56199	10.24	1/27/21
10.25†	Separation Agreement dated December 31, 2020 between MM Enterprises USA, LLC and Zeeshan Hyder	10/A	000-56199	10.25	1/27/21
10.26	Form of Subscription Agreement for Equity Private Placement dated February 16, 2021	S-1	333-253980	10.26	3/8/21
10.26(a)	Form of Warrant for Equity Private Placement dated February 16, 2021	S-1	333-253980	10.26(a)	3/8/21
10.27	Investment Agreement dated February 25, 2021 among MedMen NY, Inc., MM Enterprises USA, LLC, AWH New York, LLC and Ascend Wellness Holdings, LLC	S-1	333-253980	10.27	3/8/21
10.28	Form of Subscription Agreement and Warrant for Equity Private Placement dated March 18, 2021	S-1/A	333-253980	10.13(g)	3/24/21
10.28(a)	Amendment to Warrant dated March 18, 2021	10-Q	000-56199	10.6(a)	5/12/21
10.29	Subscription Agreement of Parallax Master Fund, L.P. dated May 17, 2021	8-K	000-56199	10.3	5/17/21
10.20(a)	Warrant dated May 17, 2021 issued to Parallax Master Fund, L.P.	8-K	000-56199	10.3(a)	5/17/21
10.21	Board Observer Letter between MedMen Enterprises Inc. and Tilray, Inc. dated August 17, 2021	8-K	000-56199	10.2	8/20/21
10.22	Mutual Release dated August 17, 2021	8-K	000-56199	10.3	8/20/21

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.23	Form of Subscription Agreement - August 2021	8-K	000-56199	10.4	8/20/21
10.23(a)	Form of Subscription Agreement for certain investors associated with Serruya Private Equity – August 2021	8-K	000-56199	10.4(a)	8/20/21
10.23(b)	Form of Warrant – August 2021	8-K	000-56199	10.4(b)	8/20/21
10.23(c)	Form of Subscription Right (Short-Term Warrant)- August 2021	8-K	000-56199	10.4(c)	8/20/21
10.24	Nomination Rights Agreement dated August 17, 2021 between MedMen Enterprises Inc,. and S5 Holdings Limited Liability Company					✓
10.25	Form of Indemnification Agreement for Officers and Directors					✓
21	List of Subsidiaries					✓
23.1	Consent of MNP LLP					✓
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					✓
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					✓
32.1#	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					✓
101.INS#	XBRL Instance Document					✓
101.SCH#	XBRL Taxonomy Extension Schema Document					✓
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document					✓
101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document					✓
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document					✓
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document					✓

†	Indicates a management contract or compensatory plan or arrangement.
#	Filed Herewith. Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

