Form 10-Q
period 2021-09-25
MedMen Enterprises, Inc.
filed 2021-11-09
CIK 1776932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2021

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

As of November 5, 2021, the registrant had 1,198,179,933 Class B Subordinate Voting Shares outstanding.

MEDMEN ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 2021

i

Use of Names

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “Company,” “Corporation” or “MedMen” refer to MedMen Enterprises, Inc. together with its wholly-owned subsidiaries.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that we believe are, or may be considered to be, “forward-looking statements”. All statements other than statements of historical fact included in this document regarding the prospects of our industry or our prospects, plans, financial position or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plan,” “forecast,” “continue” or “could” or the negative of these terms or variations of them or similar terms. Furthermore, forward-looking statements may be included in various filings that we make with the Securities and Exchange Commission (the “SEC”), press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. These known and unknown risks include, without limitation: marijuana remains illegal under federal law, and enforcement of cannabis laws could change;, the Company may face limitations on ownership of cannabis licenses; the Company may become subject to U.S. Food and Drug Administration or the U.S. Bureau of Alcohol, Tobacco and Firearms; the Company may face difficulties acquiring additional financing; the Company operates in a highly regulated sector and may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where we carry on business; the Company is subject to general economic risks; the Company may be negatively impacted by challenging global economic condition; the Company is subject to risks arising from epidemic diseases, such as the recent outbreak of the COVID-19 illness; the Company may face difficulties in enforcing its contracts; the Company is subject to taxation in Canada and the United States; cannabis businesses are subject to unfavorable tax treatment; cannabis businesses may be subject to civil asset forfeiture; the Company is subject to proceeds of crime statutes; the Company faces security risks; our use of joint ventures may expose us to risks associated with jointly owned investments; competition for the acquisition and leasing of properties suitable for the cultivation, production and sale of medical and adult use cannabis may impede our ability to make acquisitions or increase the cost of these acquisitions, which could adversely affect our operating results and financial condition; the Company faces risks related to its products; the Company is dependent on the popularity of consumer acceptance of the Company’s brand portfolio; the Company faces risks related to its insurance coverage and uninsurable risks; the Company is dependent on key inputs, suppliers and skilled labor; the Company must attract and maintain key personnel or our business will fail; the Company’s business is subject to the risks inherent in agricultural operations; the Company’s sales are difficult to forecast; the Company’s products may be subject to product recalls; the Company may face unfavorable publicity or consumer perception; the Company faces intense competition; the Company’s voting control is concentrated; the Company’s capital structure and voting control may cause unpredictability; and additional issuances of Subordinate Voting Shares may result in dilution. Further information on these and other potential factors that could affect the Company’s business and financial condition and the results of operations are included in the “Risk Factors” section of the Company’s Annual Report on Form 10 filed with the SEC on September 24, 2021, and elsewhere in the Company’s filings with the SEC, which are available on the SEC’s website or at https://investors.medmen.com/. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this document, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this document.

ii

PART I — FINANCIAL INFORMATION

MEDMEN ENTERPRISES INC.

MEDMEN ENTERPRISES INC.

Unaudited Interim Condensed Consolidated Balance Sheets

As of September 25, 2021 and June 26, 2021

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

	September 25,	June 26,
	2021	2021
	(unaudited)	(audited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$78,223,257	$11,873,256
Restricted Cash	-	730
Accounts Receivable and Prepaid Expenses	6,790,371	7,790,805
Inventory	19,400,145	20,093,018
Current Assets Held for Sale	53,504,810	49,050,887
Other Current Assets	7,587,744	7,869,974

Total Current Assets	165,506,327	96,678,670

Operating Lease Right-of-Use Assets	74,916,779	77,422,356
Property and Equipment, Net	135,027,586	137,830,268
Intangible Assets, Net	111,405,548	115,379,528
Goodwill	32,900,457	32,900,457
Other Assets	12,135,823	12,252,411

TOTAL ASSETS	$531,892,520	$472,463,690

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Current Liabilities:
Accounts Payable and Accrued Liabilities	$57,960,914	$57,138,783
Income Taxes Payable	80,433,269	61,462,662
Other Current Liabilities	11,163,166	15,678,281
Derivative Liabilities	35,330,105	6,935,520
Current Portion of Operating Lease Liabilities	9,549,972	9,235,822
Current Portion of Finance Lease Liabilities	204,770	205,595
Current Portion of Notes Payable	110,632,461	103,496,394
Current Liabilities Held for Sale	38,488,170	32,977,602
Due to Related Party	1,476,921	1,476,921

Total Current Liabilities	345,239,748	288,607,580

Operating Lease Liabilities, Net of Current Portion	98,009,051	99,975,742
Finance Lease Liabilities, Net of Current Portion	29,424,850	29,047,099
Other Non-Current Liabilities	3,507,247	3,648,904
Deferred Tax Liabilities	57,675,600	46,377,657
Senior Secured Convertible Credit Facility, Net of Current Portion	113,503,266	170,821,393
Notes Payable, Net of Current Portion	85,573,489	87,618,934

TOTAL LIABILITIES	732,933,251	726,097,309

SHAREHOLDERS’ EQUITY:
Preferred Shares (no par value, unlimited shares authorized and no shares issued and outstanding)	-	-
Subordinate Voting Shares (no par value, unlimited shares authorized, 1,196,938,241 and 726,866,374 shares issued and outstanding as of September 25, 2021 and June 26, 2021, respectively)	-	-
Additional Paid-In Capital	1,023,317,046	908,992,686
Accumulated Deficit	(772,188,033)	(717,232,706)

Total Equity Attributable to Shareholders of MedMen Enterprises Inc.	251,129,013	191,759,980
Non-Controlling Interest	(452,169,744)	(445,393,599)

TOTAL SHAREHOLDERS’ EQUITY	(201,040,731)	(253,633,619)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$531,892,520	$472,463,690

The accompanying notes are an integral part of these unaudited interim Condensed Consolidated Financial Statements.

MEDMEN ENTERPRISES INC.

Unaudited Interim Condensed Consolidated Statements of Operations

Three Months Ended September 25, 2021 and September 26, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

	Three Months Ended
	September 25,	September 26,
	2021	2020

Revenue	$39,805,810	$35,109,139
Cost of Goods Sold	22,335,124	18,650,774

Gross Profit	17,470,686	16,458,365

Expenses:
General and Administrative	36,490,319	30,239,471
Sales and Marketing	691,027	193,371
Depreciation and Amortization	7,029,149	8,029,429
Realized and Unrealized Changes in Fair Value of Contingent Consideration	-	302,834
Impairment Expense	435,241	789,709
Other Operating Expense (Income)	1,846,607	(29,076,284)

Total Expenses	46,492,343	10,478,530

(Loss) Income from Operations	(29,021,657)	5,979,835

Other Expense (Income):
Interest Expense	9,966,950	8,785,392
Interest Income	(23,008)	(1,210)
Amortization of Debt Discount and Loan Origination Fees	7,844,299	1,687,055
Change in Fair Value of Derivatives	(2,105,415)	(305,379)
(Gain) Loss on Extinguishment of Debt	(10,233,610)	10,129,655

Total Other Expense	5,449,216	20,295,513

Loss from Continuing Operations Before Provision for Income Taxes	(34,470,873)	(14,315,678)
Provision for Income Tax Expense	(19,691,908)	(12,282,665)

Net Loss from Continuing Operations	(54,162,781)	(26,598,343)
Net Loss from Discontinued Operations, Net of Taxes	(6,447,250)	(6,249,060)

Net Loss	(60,610,031)	(32,847,403)

Net Loss Attributable to Non-Controlling Interest	(5,280,003)	(10,927,541)

Net Loss Attributable to Shareholders of MedMen Enterprises Inc.	$(55,330,028)	$(21,919,862)

Loss Per Share - Basic and Diluted:
From Continuing Operations Attributable to Shareholders of MedMen Enterprises Inc.	$(0.05)	$(0.05)

From Discontinued Operations Attributable to Shareholders of MedMen Enterprises Inc.	$(0.01)	$(0.01)

Weighted-Average Shares Outstanding - Basic and Diluted	942,696,052	423,187,218

The accompanying notes are an integral part of these unaudited interim Condensed Consolidated Financial Statements.

MEDMEN ENTERPRISES INC.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

Three Months Ended September 25, 2021 and September 26, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

	Mezzanine Equity						TOTAL EQUITY
	Units	$ Amount	Units	$ Amount			ATTRIBUTABLE
	Super	Super	Subordinate	Subordinate	Additional		TO	Non-	TOTAL
	Voting	Voting	Voting	Voting	Paid-In	Accumulated	SHAREHOLDERS	Controlling	SHAREHOLDERS’
	Shares	Shares	Shares	Shares	Capital	Deficit	OF MEDMEN	Interest	EQUITY

BALANCE AS OF JUNE 28, 2020	815,295	$82,500	403,907,218	$-	$791,172,613	$(631,365,865)	$159,889,247	$(336,777,697)	$(176,888,450)

Net Loss	-	-	-	-	-	(21,919,862)	(21,919,862)	(10,927,541)	(32,847,403)

Controlling Interest Equity Transactions
Shares Issued to Settle Accounts Payable and Liabilities	-	-	3,608,690	-	516,618	-	516,618	-	516,618
Equity Component of Debt - New and Amended	-	-	-	-	21,660,379	-	21,660,379	-	21,660,379
Redemption of MedMen Corp Redeemable Shares	-	-	29,947,959	-	5,351,262	9,019,576	14,370,838	(14,370,838)	-
Shares Issued for Vested Restricted Stock Units	-	-	614,207	-	157,477	-	157,477	-	157,477
Stock Grants for Compensation	-	-	1,318,865	-	181,589	-	181,589	-	181,589
Deemed Dividend - Down Round Feature of Warrants	-	-	-	-	4,883,467	(4,883,467)	-	-	-
Deferred Tax Impact On Conversion Feature	-	-	-	-	(8,610,921)	-	(8,610,921)	-	(8,610,921)
Share-Based Compensation	-	-	-	-	1,008,530	-	1,008,530	-	1,008,530

Non-Controlling Interest Equity Transactions
Equity Component on Debt and Debt Modification	-	-	-	-	-	-	-	2,485,588	2,485,588

BALANCE AS OF SEPTEMBER 26, 2020	815,295	$82,500	439,396,939	$-	$816,321,014	$(649,149,618)	$167,253,895	$(359,590,488)	$(192,336,593)

BALANCE AS OF JUNE 27, 2021	-	$-	726,866,374	$-	$908,992,686	$(717,232,706)	$191,759,980	$(445,393,599)	$(253,633,619)

Net Loss	-	-	-	-	-	(55,330,028)	(55,330,028)	(5,280,003)	(60,610,031)

Controlling Interest Equity Transactions
Shares Issued for Cash, Net of Fees	-	-	406,249,973	-	73,393,745	-	73,393,745	-	73,393,745
Shares Issued to Settle Debt and Accrued Interest	-	-	20,833,333	-	4,030,000	-	4,030,000	-	4,030,000
Shares Issued to Settle Accounts Payable and Liabilities	-	-	4,182,730	-	700,000	-	700,000	-	700,000
Equity Component of Debt - New and Amended	-	-	-	-	41,388,048	-	41,388,048	-	41,388,048
Redemption of MedMen Corp Redeemable Shares	-	-	4,054,278	-	1,121,441	374,701	1,496,142	(1,496,142)	-
Shares Issued for Vested Restricted Stock Units and Cashless Exercise of Options	-	-	8,473,868	-	-	-	-	-	-
Shares Issued for Exercise of Warrants	-	-	8,807,605	-	1,273,679	-	1,273,679	-	1,273,679
Shares Issued for Conversion of Debt	-	-	16,014,665	-	2,371,100	-	2,371,100	-	2,371,100
Stock Grants for Compensation	-	-	1,455,415	-	1,421,400	-	1,421,400	-	1,421,400
Deferred Tax Impact On Conversion Feature	-	-	-	-	(13,057,730)	-	(13,057,730)	-	(13,057,730)
Share-Based Compensation	-	-	-	-	1,682,677	-	1,682,677	-	1,682,677

BALANCE AS OF SEPTEMBER 25, 2021	-	$-	1,196,938,241	$-	$1,023,317,046	$(772,188,033)	$251,129,013	$(452,169,744)	$(201,040,731)

The accompanying notes are an integral part of these unaudited interim Condensed Consolidated Financial Statements.

MEDMEN ENTERPRISES INC.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Three Months Ended September 25, 2021 and September 26, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

	Three Months Ended
	September 25,	September 26,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss from Continuing Operations	$(54,162,781)	$(26,598,343)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Deferred Tax Recovery	(4,497,141)	(8,749,513)
Depreciation and Amortization	7,599,774	8,071,192
Non-Cash Operating Lease Costs	6,595,652	6,740,984
Accretion of Debt Discount and Loan Origination Fees	7,844,299	1,687,055
Gain on Lease Terminations	-	(15,919,946)
Accretion of Deferred Gain on Sale of Property	(141,657)	(141,659)
Impairment of Assets	435,241	789,709
Gain on Disposal of Assets Held for Sale	-	(12,415,479)
Realized and Unrealized Changes in Fair Value of Contingent Consideration	-	302,834
Change in Fair Value of Derivative Liabilities	(2,105,415)	-
(Gain) Loss on Extinguishment of Debt	(10,233,610)	10,129,646
Share-Based Compensation	3,104,077	1,347,604
Interest Capitalized to Senior Secured Convertible Debt and Notes Payable	7,837,693	-
Interest Capitalized to Finance Lease Liabilities	377,885	-
Changes in Operating Assets and Liabilities:
Accounts Receivable and Prepaid Expenses	664,697	(1,533,090)
Inventory	(697,367)	1,568,281
Other Current Assets	282,230	1,991,837
Other Assets	-	443,507
Accounts Payable and Accrued Liabilities	4,390,486	(763,459)
Interest Payments on Finance Leases	(1,784,541)	(1,523,821)
Cash Payments - Operating Lease Liabilities	(5,742,616)	(8,411,146)
Income Taxes Payable	21,707,961	20,935,889
Other Current Liabilities	(2,410,643)	8,189,938
Due to Related Party	-	(3,100)

NET CASH USED IN CONTINUED OPERATING ACTIVITIES	(20,935,776)	(13,861,080)

Net Cash Used in Discontinued Operating Activities	(2,057,818)	(4,297,641)

NET CASH USED IN OPERATING ACTIVITIES	(22,993,594)	(18,158,721)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(3,156,147)	(280,586)
Additions to Intangible Assets	(461,456)	(55,505)
Proceeds from Sale of Assets Held for Sale and Other Assets	-	10,000,000
Restricted Cash	730	-

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(3,616,873)	9,663,909

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Subordinate Voting Shares for Cash	95,000,000	-
Payment of Stock Issuance Costs Relating to Private Placement	(5,352,505)
Exercise of Warrants for Cash	1,273,679	-
Payment of Loan Amendment Fee	-	-
Payment of Debt Issuance Costs Relating to Senior Secured Convertible Credit Facility	(2,608,964)	4,825,000
Proceeds from Issuance of Notes Payable	5,000,000	4,125,000
Principal Repayments of Notes Payable	(75,605)	(284,330)
Principal Repayments of Finance Lease Liability	(959)	(39,879)

NET CASH PROVIDED BY FINANCING ACTIVITIES	93,235,646	8,625,791

NET INCREASE IN CASH AND CASH EQUIVALENTS	66,625,179	130,979
Cash Included in Assets Held for Sale	(275,178)	-
Cash and Cash Equivalents, Beginning of Period	11,873,256	9,598,736

CASH AND CASH EQUIVALENTS, END OF PERIOD	$78,223,257	$9,729,715

The accompanying notes are an integral part of these unaudited interim Condensed Consolidated Financial Statements.

MEDMEN ENTERPRISES INC.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

Three Months Ended September 25, 2021 and September 26, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

	Three Months Ended
	September 25,	September 26,
	2021	2020

SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION
Cash Paid for Interest	$2,577,039	$1,295,556

Non-Cash Investing and Financing Activities:
Net Assets Transferred to Held for Sale	$4,476,993	$6,614,987
Receivable Recorded on Asset Held for Sale	$-	$9,407,879
Lease Terminations and Amendments	$-	$34,250,918
Redemption of MedMen Corp Redeemable Shares	$1,496,142	$14,370,838
Derivative Liability Incurred on Convertible Facility and Equity Financing	$30,500,000	$-
Conversion of Convertible Debentures	$2,371,100	$-
Shares Issued to Settle Debt and Lender Fees	$4,030,000	$-
Shares Issued to Settle Accounts Payable and Liabilities	$700,000	$516,618
Equity Component of Debt - New and Amended	$41,388,047	$2,883,786
Release of Investments for Liabilities	$-	$750,000
Deferred Tax Impact on Conversion Feature	$13,057,730	$8,610,921

The accompanying notes are an integral part of these unaudited interim Condensed Consolidated Financial Statements.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three Months Ended September 25, 2021 and September 26, 2020

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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of and for the three months ended September 25, 2021, year ended June 26, 2021 and three months ended September 26, 2020, the consolidated results of operations and cash flows for the three months ended September 25, 2021 and September 26, 2020 have been included.

The accompanying unaudited interim Condensed Consolidated Financial Statements do not include all of the information required for full annual financial statements. Accordingly, certain information, footnotes and disclosures normally included in the annual financial statements, prepared in accordance with GAAP, have been condensed or omitted in accordance with SEC rules and regulations within the instruction to Form 10-Q and Article 10 of Regulation S-X. The financial data presented herein should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended June 26, 2021, dated September 24, 2021, as filed with the Securities and Exchange Commission (the “2021 Form 10-K”).

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three Months Ended September 25, 2021 and September 26, 2020

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

Significant Accounting Policies

The significant accounting policies and critical estimates applied by the Company in these unaudited interim Condensed Consolidated Financial Statements are the same as those applied in the Company’s audited Consolidated Financial Statements and accompanying notes included in the Company’s 2021 Form 10-K.

Restricted Cash

Restricted cash balances are those which meet the definition of cash and cash equivalents but are not available for use by the Company. As of September 25, 2021 and June 26, 2021, restricted cash was nil and $730, respectively, which is used to pay for lease costs and costs incurred related to building construction in Reno, Nevada. This account is managed by a contractor and the Company is required to maintain a certain minimum balance.

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

Three Months Ended September 25, 2021 and September 26, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted ASU 2019-12 on June 27, 2021. The adoption of the standard did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, “Investments — Equity Securities (Topic 321)”, “Investments—Equity Method and Joint Ventures (Topic 323)”, and “Derivatives and Hedging (Topic 815)” (“ASU 2020-01”), which is intended to clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. ASU 2020-01 is effective for the Company for fiscal years beginning after December 15, 2020, and interim periods therein. The Company adopted ASU 2020-01 on June 27, 2021. The adoption of the standard did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

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

3.       INVENTORIES

As of September 25, 2021 and June 26, 2021, inventory consists of the following:

	September 25,	June 26,
	2021	2021

Raw Materials	$776,265	$669,861
Work-in-Process	2,910,664	5,174,359
Finished Goods	15,713,216	14,248,798

Total Inventory	$19,400,145	$20,093,018

During the three months ended September 25, 2021, the Company recognized an impairment of approximately $864,314 to write down inventory to its net realizable value.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three Months Ended September 25, 2021 and September 26, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

4.       ASSETS HELD FOR SALE

A reconciliation of the beginning and ending balances of assets held for sale for the three months ended September 25, 2021 is as follows:

	PharmaCann Assets	Available for Sale Subsidiaries	Discontinued Operations	TOTAL
	(1)	(2)	(3)

Balance as of June 26, 2021	$151,789	$-	$48,899,098	$49,050,887
Transferred In	-	4,477,723	-	4,477,723
Ongoing Activity from Discontinued Operations	-	-	36,569	36,569
Other	(60,369)	-	-	(60,369)

Balance as of September 25, 2021	$91,420	$4,477,723	$48,935,667	$53,504,810

(1)	As of September 25, 2021, the Company has 100% of membership interests in Staunton which holds land and a license for a vertically-integrated facility in Staunton, Virginia. The Staunton land and license were classified as assets held for sale in accordance with ASC 360, “Long-Lived Assets Classified as Held for Sale” (“ASC 360”) and are measured at the lower of its carrying amount or fair value less costs to sell (“FVLCTS”) which was determined as $91,420 and nil, respectively, as of September 25, 2021.
(2)	Long-lived assets classified as held for sale that do not qualify as discontinued operation and classified as held for sale. Significant classes of assets and liabilities are presented in the notes to the consolidated financial statements in accordance with ASC Subtopic 360-10, “Impairment and Disposal of Long-Lived Assets” (“ASC Subtopic 360-10”).
(3)	See “Note 21 – Discontinued Operations” for further information.

As of September 25, 2021, the Company was in negotiations to sublease (the “Sublease”) and enter into a management agreement (the “Management Agreement”) with the proposed sublessee to operate its cultivation facilities in California and Nevada (the “Cultivation Facilities”). The Sublease and Management Agreement is subject to the approval of the Cultivation Facilities’ landlord. On September 30, 2021, the landlord approved the Sublease which effectuated the Management Agreement. Payments under the Sublease agreement are for 52% of the Company’s lease obligations for the Cultivation Facilities increasing 2% annually until March 2024 and then 3% annually until March 2027 where it will remain at 65% of the lease obligations until the end of the Sublease term in January 2039. The Management Agreement provides the sublessee rights to make substantially all management decisions, and the rights to the income and obligation to fund operations of the Cultivation Facilities. The Management Agreement also provides the sublessee and an option to acquire all the assets used in the Cultivation Facilities, including the cannabis licenses and equipment, for an insignificant amount. The fee for the services under the Management Agreement is 100% and 30% of the California and Nevada Cultivation Facilities net revenue, respectively. The Company determined that as of the effective date of the Management Agreement, the Company would no longer have a controlling financial interest in the Cultivation Facilities under ASC 810, “Consolidations” and that as of September 25, 2021, the activities of the Cultivation Facilities met the criteria of assets held for sale. As the Company has not been relieved of the primary obligations under the leases, all of the assets and liabilities related to the Cultivation Facilities, except for the right of use assets and related lease liabilities were classified as held for sale on the unaudited interim Condensed Consolidated Balance Sheet as of September 25, 2021.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three Months Ended September 25, 2021 and September 26, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

4.       ASSETS HELD FOR SALE (Continued)

Subsidiaries classified as assets held for sale that do not qualify as discontinued operations as of September 25, 2021 consists of the following:

September 25,
2021

Carrying Amounts of the Assets Included in Assets Held for Sale:

Cash and Cash Equivalents	$275,178
Restricted Cash	730
Accounts Receivable and Prepaid Expenses	335,737
Inventory	1,390,240

TOTAL CURRENT ASSETS (1)

Property and Equipment, Net	2,228,243
Intangible Assets, Net	131,007
Other Assets	116,588

TOTAL NON-CURRENT ASSETS (1)

TOTAL ASSETS OF SUBSIDIARIES CLASSIFIED AS HELD FOR SALE	$4,477,723

Carrying Amounts of the Liabilities Included in Assets Held for Sale:
Accounts Payable and Accrued Liabilities	$1,083,814
Other Current Liabilities	2,104,472

TOTAL CURRENT LIABILITIES (1)

TOTAL LIABILITIES OF SUBSIDIARIES CLASSIFIED AS HELD FOR SALE	$3,188,286

(1)	The assets and liabilities of subsidiaries classified as held for sale are classified as current on the Condensed Consolidated Balance Sheet as of September 25, 2021 because it is probable that the sale will occur and proceeds will be collected within one year.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three Months Ended September 25, 2021 and September 26, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

5.       PROPERTY AND EQUIPMENT

As of September 25, 2021 and June 26, 2021, property and equipment consists of the following:

	September 25,	June 26,
	2021	2021

Land and Buildings	$36,189,824	$37,400,379
Finance Lease Right-of-Use Assets	7,553,620	9,154,137
Furniture and Fixtures	12,456,783	12,525,180
Leasehold Improvements	66,710,520	68,437,877
Equipment and Software	24,802,362	26,832,414
Construction in Progress	30,567,131	27,144,696

Total Property and Equipment	178,280,240	181,494,683

Less Accumulated Depreciation	(43,252,654)	(43,664,415)

Property and Equipment, Net	$135,027,586	$137,830,268

Depreciation expense related to continuing operations of $3,730,586 and $5,099,415 was recorded for the three months ended September 25, 2021 and September 26, 2020, respectively, of which $570,625 and $62,447, respectively, is included in cost of goods sold. The amount of depreciation recognized for the right of use assets for capital leases during the three months ended September 25, 2021 and September 26, 2020 was $283,406 and $314,143, respectively, see “Note 9 – Leases” for further information.

During the three months ended September 25, 2021 and September 26, 2020, borrowing costs totaling $375,241 and nil, respectively, were capitalized using an average capitalization rate of 11.95% and nil, respectively. In addition, during the three months ended September 25, 2021 and September 26, 2020, total labor related costs of $102,831 and $60,620, respectively, were capitalized to Construction in Progress, of which $57,472 and $8,154, respectively, was share-based compensation.

6.       INTANGIBLE ASSETS

As of September 25, 2021 and June 26, 2021, intangible assets consist of the following:

	September 25,	June 26,
	2021	2021

Dispensary Licenses	$121,291,616	$121,291,616
Customer Relationships	17,747,600	17,747,600
Management Agreement	7,594,937	7,594,937
Capitalized Software	10,158,363	9,696,903
Intellectual Property	5,534,360	6,276,959

Total Intangible Assets	162,326,876	162,608,015

Dispensary Licenses	(23,525,174)	(22,125,635)
Customer Relationships	(17,871,635)	(16,463,017)
Management Agreement	(814,511)	(765,136)
Capitalized Software	(5,262,713)	(4,667,235)
Intellectual Property	(3,447,295)	(3,207,464)

Less Accumulated Amortization	(50,921,328)	(47,228,487)

Intangible Assets, Net	$111,405,548	$115,379,528

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three Months Ended September 25, 2021 and September 26, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

6.       INTANGIBLE ASSETS (Continued)

The Company recorded amortization expense related to continuing operations of $3,869,188 and $2,992,461 for the three months ended September 25, 2021 and September 26, 2020, respectively. During the three months ended September 25, 2021, the Company recognized an impairment on an intellectual property asset in the amount of $435,240. During the three months ended September 25, 2021 and September 26, 2020, $26,375 and $24,819, respectively, of share-based compensation was capitalized to capitalized software.

7.       ACCOUNTS PAYABLE AND ACCRUED LIABILTIES

As of September 25, 2021 and June 26, 2021, accounts payable and accrued liabilities consist of the following:

	September 25,	June 26,
	2021	2021

Accounts Payable	$32,190,817	$35,064,380
Accrued Liabilities	15,268,115	11,470,700
Other Accrued Liabilities	10,501,982	10,603,703

Total Accounts Payable and Accrued Liabilities	$57,960,914	$57,138,783

8.       DERIVATIVE LIABILITIES

A reconciliation of the beginning and ending balance of derivative liabilities and change in fair value of derivative liabilities for the three months ended September 25, 2021 is as follows:

September 25,
2021

Balance at Beginning of Period	$6,935,520

Initial Recognition of Derivative Liabilities	30,500,000
Change in Fair Value of Derivative Liabilities	(2,105,415)

Balance at End of Period	$35,330,105

On August 17, 2021, in connection with the amended and restated senior secured convertible credit facility, the Company provided the note holders top-up and preemptive rights which were bifurcated from the related notes and classified as a derivative due to the variability of the number and price of shares issuable under these rights. See “Note 11 – Senior Secured Convertible Credit Facility” for further information.

On August 17, 2021, the Company completed an equity investment through a private placement of 416,666,640 units at a price of $0.24 per unit. Each unit consisted of one Subordinate Voting Share and one-quarter of one share purchase warrant of the Company. Certain investors also received a portion of the Short-Term Warrant with an exercise price of $30,000,000 and an expiration date of December 31, 2021. At the option of the holder, the Short-Term Warrant may be exercisable into equity or convertible promissory notes under the Convertible Facility, in which net cash settlement is outside of the Company’s control. See “Note 12 – Shareholders’ Equity” for further information. Accordingly, the Short-Term Warrant was accounted for as a derivative liability and measured at fair value, in the amount of $19,400,000 on August 17, 2021, with changes in fair value recognized in the Condensed Consolidated Statements of Operations.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three Months Ended September 25, 2021 and September 26, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

8.       DERIVATIVE LIABILITIES (Continued)

The fair value of the top-up provision in connection with Sixth Amendment of the Convertible Facility and the Short-Term Warrant in connection with the Private Placement was determined using the Monte Carlo simulation model based on Level 3 inputs on the fair value hierarchy. The following assumptions were used at the date of issuance:

	Top-Up Provision	Short-Term Warrant

Average Stock Price	$0.27	$0.27
Weighted-Average Probability	58.33%	nil
Term (in Years)	5.00	0.37
Expected Stock Price Volatility	120.00%	120.00%

The following are the warrants issued related to the equity financing transactions that were accounted for as derivative liabilities:

Number of Warrants

September 2018 Bought Deal Equity Financing	7,840,909
December 2018 Bought Deal Equity Financing	13,640,000
March 2021 Private Placement	50,000,000

71,480,909

The fair value of the September 2018 and December 2018 bought deal warrants was measured based on Level 1 inputs on the fair value hierarchy since there are quoted prices in active markets for these warrants. The Company used the closing price of the publicly-traded warrants at the time of grant to estimate fair value of the derivative liability. The fair value of the March 2021 private placement warrants was measured based on Level 3 inputs on the fair value hierarchy using the Black-Scholes Option pricing model using the following variables:

Expected Stock Price Volatility	74.87%
Risk-Free Annual Interest Rate	0.05%
Expected Life (in Years)	0.48
Share Price	$0.30
Exercise Price	$0.40

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three Months Ended September 25, 2021 and September 26, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

9.       LEASES

In accordance with ASU 2016-02, “Leases (Topic 842)” (“ASC 842”) the Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and accrued obligations under operating lease (current and non-current) liabilities in the Condensed Consolidated Balance Sheets. Finance lease ROU assets are included in property and equipment, net and accrued obligations under finance lease (current and noncurrent) liabilities in the Condensed Consolidated Balance Sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are classified as a finance lease or an operating lease. The Company classifies a lease as an operating lease when it does not meet any of the criteria of a finance lease as set forth by ASC 842.

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

The below are the details of the lease cost and other disclosures regarding the Company’s leases as of September 25, 2021 and September 26, 2020:

	September 25,	September 26,
	2021	2020

Finance Lease Cost:
Amortization of Finance Lease Right-of-Use Assets	$283,406	$314,143
Interest on Lease Liabilities	1,784,541	1,523,821
Operating Lease Cost	6,595,652	6,740,984

Total Lease Expenses	$8,663,599	$8,578,948

	2021	2020
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Financing Cash Flows from Finance Leases	$959	$39,879
Operating Cash Flows from Operating Leases	$5,742,616	$8,411,146

	2021	2020

Weighted-Average Remaining Lease Term (Years) - Finance Leases	47	38
Weighted-Average Remaining Lease Term (Years) - Operating Leases	7	8
Weighted-Average Discount Rate - Finance Leases	17.86%	16.22%
Weighted-Average Discount Rate - Operating Leases	13.14%	13.50%

Future lease payments under non-cancellable operating leases and finance leases as of September 25, 2021 are as follows:

Fiscal Year Ending	Operating Leases	Finance Leases

June 25, 2022 (remaining)	$17,910,606	$4,002,169
June 24, 2023	24,054,763	5,484,327
June 29, 2024	28,079,476	9,860,306
June 28, 2025	21,942,722	6,517,465
June 27, 2026	22,359,868	6,712,989
Thereafter	97,850,346	1,069,366,620

Total Lease Payments	212,197,781	1,101,943,876
Less Interest	(104,638,758)	(1,072,314,256)

Present Value of Lease Liability	$107,559,023	$29,629,620

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three Months Ended September 25, 2021 and September 26, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

10.       NOTES PAYABLE

As of September 25, 2021 and June 26, 2021, notes payable consist of the following:

	September 25,	June 26,
	2021	2021

Financing liability incurred on various dates between January 2019 through September 2019 with implied interest rates ranging from 0.7% to 17.0% per annum.	$83,400,000	$83,400,000

Non-revolving, senior secured term notes dated between October 1, 2018 and October 30, 2020, issued to accredited investors, which mature on January 31, 2022, and bear interest at a rate of 15.5% and 18.0% per annum.	113,333,005	109,318,116

Convertible debentures dated between September 16, 2020 through January 29, 2021, issued to accredited investors and qualified institutional buyers, which mature two years from issuance, and bear interest at a rate of 7.5% per annum.	-	2,500,000

Promissory notes dated between January 15, 2019 through March 29, 2019, issued for deferred payments on acquisitions, which mature on varying dates from July 31, 2021 to April 1, 2022 and bear interest at rates ranging from 8.0% to 9.0% per annum.	2,148,226	2,204,476

Promissory notes dated November 7, 2018, issued to Lessor for tenant improvements as part of sales and leaseback transactions, which mature on November 7, 2028, bear interest at a rate of 10.0% per annum and require minimum monthly payments of $15,660 and $18,471.	2,158,072	2,195,896

Other	15,418	15,418

Total Notes Payable	201,054,721	199,633,906
Less Unamortized Debt Issuance Costs and Loan Origination Fees	(4,848,771)	(8,518,578)

Net Amount	$196,205,950	$191,115,328
Less Current Portion of Notes Payable	(110,632,461)	(103,496,394)

Notes Payable, Net of Current Portion	$85,573,489	$87,618,934

A reconciliation of the beginning and ending balances of notes payable for the three months ended September 25, 2021 is as follows:

September 25,
2021

Balance at Beginning of Year	$191,115,328

Cash Additions	5,000,000
Paid-In-Kind Interest Capitalized	4,014,889
Cash Payments	(75,605)
Conversion of Convertible Debentures	(2,371,100)
Derivative Liability Incurred on Settlement of Debt	(3,146,251)
Shares Issued to Settle Debt	(4,030,000)
Non-Cash Loss on Extinguishment of Debt	2,176,251
Accretion of Debt Discount	1,478,358
Accretion of Debt Discount Included in Discontinued Operations	2,044,080

Balance at End of Year	196,205,950

Less Current Portion of Notes Payable	(110,632,461)

Notes Payable, Net of Current Portion	$85,573,489

Unsecured Convertible Facility

On June 28, 2021, the remaining principal amount of the unsecured convertible debenture facility of $2,500,000 was automatically converted into 16,014,664 Class B Subordinate Voting Shares in the amount of $2,007,620. In addition, 8,807,605 of the outstanding warrants under the unsecured convertible facility were exercised at varying prices for a net exercise price of $1,622,377.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three Months Ended September 25, 2021 and September 26, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

10.       NOTES PAYABLE (Continued)

Unsecured Promissory Note

On July 29, 2021, the Company entered into a short-term unsecured promissory note in the amount of $5,000,000 with various investors led by Serruya Private Equity Inc. (“SPE”) wherein the note bears interest at a rate of 6.0% per annum payable quarterly in arrears with a maturity date of August 18, 2021.

In connection with the equity investment on August 17, 2021, the Company settled the promissory note by the issuance of 20,833,333 units, consisting of 20,833,333 Subordinate Voting Shares and 5,208,333 warrants, based on an issue price of $0.24 and the relative portion of the Short-Term Warrant. Refer to “Note 12 – Shareholders’ Equity” for further information on the equity investment through private placement. The fair value of the equity instruments allocated to the settlement of debt was $4,030,000 and the fair value of the derivative liability allocated was $3,146,251. Accordingly, the Company recorded a loss on extinguishment of debt of $2,176,251 for the three months ended September 25, 2021.

Financing Liability

In connection with the Company’s failed sale and leaseback transactions described in “Note 9 – Leases”, a financing liability was recognized equal to the cash proceeds received upon inception. The cash payments made on the lease less the portion considered to be interest expense, will decrease the financing liability.

11.       SENIOR SECURED CONVERTIBLE CREDIT FACILITY

As of September 25, 2021 and June 26, 2021, senior secured convertible credit facility consists of the following:

		September 25,	June 26,
	Tranche	2021	2021

Senior secured convertible notes dated April 23, 2019, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	1A	$21,502,530	$21,112,530

Senior secured convertible notes dated May 22, 2019, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	1B	92,410,860	91,185,378

Senior secured convertible notes dated July 12, 2019, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	2	30,114,083	29,580,445

Senior secured convertible notes dated November 27, 2019, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	3	11,660,790	11,454,144

Senior secured convertible notes dated March 27, 2020, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	4	13,715,973	13,496,906

Amendment fee converted to senior secured convertible notes dated October 29, 2019, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	-	22,013,655	21,623,561

Senior secured convertible notes dated April 24, 2020, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	IA-1	3,078,500	3,027,003

Senior secured convertible notes dated September 14, 2020, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	IA-2	5,953,444	5,847,933

Restatement fee issued in senior secured convertible notes dated March 27, 2020, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	-	9,293,339	9,104,665

Second restatement fee issued in senior secured convertible notes dated July 2, 2020, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	-	2,058,460	2,021,984

Third restatement advance issued in senior secured convertible notes dated January 11, 2021, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	-	11,578,147	11,372,828

Total Drawn on Senior Secured Convertible Credit Facility		223,379,781	219,827,377

Less Unamortized Debt Discount		(109,876,515)	(49,005,984)

Senior Secured Convertible Credit Facility, Net		$113,503,266	$170,821,393

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three Months Ended September 25, 2021 and September 26, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

11.       SENIOR SECURED CONVERTIBLE CREDIT FACILITY (Continued)

A reconciliation of the beginning and ending balances of senior secured convertible credit facility for the three months ended September 25, 2021 is as follows:

	Tranche 1	Tranche 2	Tranche 3	Tranche 4	Incremental Advance - 1	Incremental Advance - 2	3rd Advance	Amendment Fee Notes	Restatement Fee Notes	2nd Restatement Fee Notes	TOTAL

Balance as of June 26, 2021	$97,900,493	$25,266,134	$9,716,459	$2,406,966	$1,392,158	$3,195,414	$4,081,198	$18,973,030	$5,866,301	$2,023,240	$170,821,393

Paid-In-Kind Interest Capitalized	1,882,881	533,638	206,645	219,067	54,498	105,510	205,319	390,095	188,674	36,477	3,822,804
Net Effect on Debt from Extinguishment	730,188	1,036,340	463,655	(6,023,142)	(1,634,070)	(1,528,691)	(3,386,103)	175,528	(2,243,726)	160	(12,409,861)
Equity Component Debt - New and Amended	(25,909,107)	(6,956,945)	(2,693,872)	3,709,995	218,454	(1,684,086)	(805,481)	(5,085,586)	(2,181,419)	-	(41,388,047)
Net Effect on Debt of Derivative	(5,665,272)	(1,495,087)	(578,928)	(680,963)	(152,843)	(295,573)	(574,825)	(1,092,922)	(461,390)	(102,197)	(11,100,000)
Cash Paid for Debt Issuance Costs	(1,331,576)	(351,408)	(136,072)	(160,055)	(35,924)	(69,472)	(135,108)	(256,882)	(108,446)	(24,021)	(2,608,964)
Amortization of Debt Discounts	2,656,531	563,748	224,657	684,871	192,678	343,773	744,785	493,869	459,646	1,383	6,365,941

Balance as of September 25, 2021	$70,264,138	$18,596,420	$7,202,544	$156,739	$34,951	$66,875	$129,785	$13,597,132	$1,519,640	$1,935,042	$113,503,266

On August 17, 2021, the Company announced that Tilray, Inc. (“Tilray”) acquired a majority of the outstanding senior secured convertible notes (the “Notes”) under the senior secured convertible credit facility (the “Convertible Facility”) with Gotham Green Partners (“GGP”). Under the terms of the transaction, a newly formed limited partnership (the “SPV”) established by Tilray and other strategic investors acquired an aggregate principal amount of approximately $165,800,000 of the Notes and warrants issued in connection with the Convertible Facility, representing 75% of the outstanding Notes and 65% of the outstanding warrants under the Convertible Facility. Specifically, Tilray’s interest in the SPV represents rights to 68% of the Notes and related warrants held by the SPV, which are convertible into, and exercisable for, approximately 21% of the outstanding Subordinate Voting Shares of MedMen upon closing of the transaction. Tilray also has the right to appoint two non-voting observers of the Company’s Board of Directors.

In connection with the sale of the Notes, the Company amended and restated the securities purchase agreement with GGP (“A&R 4”, or the “Sixth Amendment”) to, among other things, extend the maturity date to August 17, 2028, eliminate any cash interest obligations and instead provide for payment-in-kind (“PIK”) interest, eliminate certain repricing/down-round provisions, and eliminate and revise certain restrictive covenants. All or a portion of the Notes and unpaid accrued interest are convertible into Subordinate Voting Shares at the option of the Note holder prior to the Notes repayment. The conversion price of the Notes and unpaid and accrued PIK interest prior to A&R 4 ranges from $0.1529 to $0.3400. Accrued payment-in-kind interest on the Notes incurred after A&R 4 will be convertible at price equal to the higher of 1) the trailing 30-day volume weighted average price of the Subordinate Voting Shares, and 2) lowest discounted price available pursuant to the pricing policies of the Canadian Securities Exchange (the “CSE”). A&R 4 PIK was classified as a liability in accordance with ASC 480, “Distinguishing Liabilities from Equity”. The Notes may not be prepaid until the federal legalization of cannabis. Under A&R 4, the Company is subject to certain financial covenants including minimum liquidity and maintenance of the annual budget, and certain negative covenants, including restrictions on incurring liens, debt and contingent obligations, sale of assets, conducting mergers, investments and affiliate transactions, making certain payments, organizational changes, and sale-leaseback transactions. The Company was in compliance with its covenants as of September 25, 2021. The Sixth Amendment was deemed to be a substantial modification under ASC Subtopic 470-50, “Modifications and Extinguishments” and the Company recorded a gain on extinguishment of debt in the amount of $12,409,861 for the three months ended September 25, 2021.

The Notes will also provide the holders with a top-up (“Top-up”) right to acquire additional Subordinate Voting Shares and a preemptive (“Preemptive”) right with respect to future financings of the Company, subject to certain exceptions, upon the issuance by MedMen of certain Subordinate Voting Shares or Subordinate Voting Share-linked securities. Top-up rights provides the Note holders warrants for the number of Subordinate Voting Shares that maintains the Note holders their as-if converted ownership percentage of Subordinate Voting Shares (the “Top-up Warrants”). The Top-up Warrants exercise price is equal to the issue or conversion price of the Subordinate Voting Shares that triggered the Top-up Warrants. The Top-up Warrants expire at the earlier of five years or the date cannabis possession is federally legal. Preemptive rights allow the Note holders a first right to acquire its pro rata portion of certain future Subordinate Voting Share issuances at the price proposed by the Company. The Top-up and Preemptive rights were bifurcated from the Notes and classified as derivatives due to the variability in the number of shares and price in accordance with ASC 815, “Derivatives and Hedging”. See “Note 8 - Derivative Liabilities” for further discussion.

In connection with A&R 4, GGP has the ability to nominate an individual to serve on the Company’s Board of Directors for so long as GGP’s diluted ownership percentage is at least 10%.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three Months Ended September 25, 2021 and September 26, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

12.       SHAREHOLDERS’ EQUITY

Issued and Outstanding

A reconciliation of the beginning and ending issued and outstanding shares is as follows:

	Subordinate Voting Shares	Super Voting Shares	MM CAN USA Class B Redeemable Units	MM Enterprises USA Common Units

Balance as of June 26, 2021	726,866,374	-	95,212,601	725,016

Shares Issued for Cash, Net of Fees	406,249,973	-	-	-
Shares Issued to Settle Debt and Accrued Interest	20,833,333	-	-	-
Shares Issued to Settle Accounts Payable and Liabilities	4,182,730	-	-	-
Redemption of MedMen Corp Redeemable Shares	4,054,278	-	(4,054,278)	-
Shares Issued for Vested Restricted Stock Units and Cashless Exercise of Options	8,473,868	-	-	-
Shares Issued for Exercise of Warrants	8,807,605	-	-	-
Shares Issued for Conversion of Debt	16,014,665	-	-	-
Stock Grants for Compensation	1,455,415	-	-	-

Balance as of September 25, 2021	1,196,938,241	-	91,158,323	725,016

Equity Investment Through Private Placement

On August 17, 2021, the Company entered into subscription agreements with various investors led by Serruya Private Equity Inc. (“SPE”) to purchase $100,000,000 of units (each, a “Unit”) of the Company at a purchase price of $0.24 per Unit (the “Private Placement”) wherein each Unit consisted of one Class B Subordinate Voting Share and one-quarter share purchase warrant. Each warrant permits the holder to purchase one additional Subordinate Voting Share at an exercise price of $0.288 per share for a period of five years from the date of issuance. The warrants were classified within shareholders’ equity as additional paid-in capital in accordance with ASC 815-10, “Derivatives and Hedging” (“ASC 815-10”) and recorded at fair value. The Company issued a total of 416,666,640 Subordinate Voting Shares and 104,166,660 warrants for gross proceeds of $100,000,000 including the settlement of the unsecured promissory note of $5,000,000. The Company incurred stock issuance costs totaling $7,852,679, including the Backstop Commitment fee noted below, which were recorded as reductions in additional paid-in capital. Accordingly, the Company received proceeds totaling $92,147,321 net of fees. Refer to “Note 10 – Notes Payable” for further information.

Each Unit issued to certain funds associated with SPE consisted of one Class B Subordinate Voting Share and one-quarter of one share purchase warrant, plus a proportionate interest in a short-term warrant (the “Short-Term Warrant”) which expires on December 31, 2021. At the option of the holders and upon payment of $30,000,000, the Short-Term Warrant entitles the holders to acquire (i) an aggregate of 125,000,000 Units at an exercise price of $0.24 per Unit, or (ii) $30,000,000 principal amount of notes at par, convertible into 125,000,000 Subordinate Voting Shares at a conversion price of $0.24 per share under the terms of the Convertible Facility. The proceeds from the exercise of the Short-Term Warrant, less fees and expenses, must be used to repay the senior secured term loan with Hankey Capital if any indebtedness is then outstanding. The Short-Term Warrant was classified as a liability in accordance with ASC 815-10 and recorded at fair value in the amount of $19,400,000. See “Note 8 – Derivative Liabilities” for further information.

Certain investors associated with SPE agreed to backstop the Private Placement (the “Backstop Commitment”). In consideration for providing the Backstop Commitment, the Company paid a fee of $2,500,000 in the form of 10,416,666 Class B Subordinate Voting Shares at a price of $0.24 per share.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three Months Ended September 25, 2021 and September 26, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

12.       SHAREHOLDERS’ EQUITY (Continued)

Non-Controlling Interests

Non-controlling interest represents the net assets of the subsidiaries that the holders of the Subordinate Voting Shares do not directly own. The net assets of the non-controlling interest are represented by the holders of MM CAN USA Redeemable Shares and the holders of MM Enterprises USA Common Units. Non-controlling interest also represents the net assets of the entities the Company does not directly own but controls through a management agreement. As of September 25, 2021 and June 26, 2021, the holders of the MM CAN USA Redeemable Shares represent approximately 7.08% and 36.89%, respectively, of the Company and holders of the MM Enterprises USA Common Units represent approximately 0.06% and 0.11%, respectively, of the Company.

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

As of and for the three months ended September 25, 2021, the balances of the VIEs consists of the following:

	Venice Caregivers Foundation, Inc.	LAX Fund II Group, LLC	Natures Cure, Inc.	TOTAL

Current Assets	$1,209,576	$419,415	$15,102,072	$16,731,063
Non-Current Assets	12,244,054	2,960,842	4,961,913	20,166,809

Total Assets	$13,453,630	$3,380,257	$20,063,985	$36,897,872

Current Liabilities	$8,558,602	$11,212,934	$2,924,859	$22,696,395
Non-Current Liabilities	9,416,063	2,378,653	1,146,318	12,941,034

Total Liabilities	$17,974,665	$13,591,587	$4,071,177	$35,637,429

Non-Controlling Interest	$(4,521,035)	$(10,211,330)	$15,992,808	$1,260,443

Revenues	$2,533,056	$-	$4,544,535	$7,077,591
Net (Loss) Income Attributable to Non-Controlling Interest	$(372,527)	$(832,208)	$1,699,080	$494,345

As of the year ended June 26, 2021, the balances of the VIEs consists of the following:

	Venice Caregivers Foundation, Inc.	LAX Fund II Group, LLC	Natures Cure, Inc.	TOTAL

Current Assets	$1,365,867	$500,648	$13,260,675	$15,127,190
Non-Current Assets	12,596,223	2,864,806	4,957,685	20,418,714

Total Assets	$13,962,090	$3,365,454	$18,218,360	$35,545,904

Current Liabilities	$8,760,561	$10,302,246	$2,778,312	$21,841,119
Non-Current Liabilities	9,350,037	2,442,330	1,146,320	12,938,687

Total Liabilities	$18,110,598	$12,744,576	$3,924,632	$34,779,806

Non-Controlling Interest	$(4,148,508)	$(9,379,122)	$14,293,728	$766,098

Revenues	$2,245,915	$-	$3,438,820	$5,684,735
Net (Loss) Income Attributable to Non-Controlling Interest	$(885,911)	$(763,967)	$1,103,128	$(546,750)

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three Months Ended September 25, 2021 and September 26, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

12.       SHAREHOLDERS’ EQUITY (Continued)

The net change in the consolidated VIEs and other non-controlling interest are as follows for the three months ended September 25, 2021:

	Venice Caregivers Foundation, Inc.	LAX Fund II Group, LLC	Natures Cure, Inc.	Other Non- Controlling Interests	TOTAL

Balance as of June 26, 2021	$(4,148,508)	$(9,379,122)	$14,293,728	$(446,159,697)	$(445,393,599)

Net Income (Loss)	(372,527)	(832,208)	1,699,080	(5,774,348)	(5,280,003)

Redemption of MedMen Corp Redeemable Shares	-	-	-	(1,496,142)	(1,496,142)

Balance as of September 25, 2021	$(4,521,035)	$(10,211,330)	$15,992,808	$(453,430,187)	$(452,169,744)

Le Cirque Rouge, LP is a Delaware limited partnership that holds substantially all of the real estate assets owned by the REIT, conducts the REIT’s operations, and is financed by the REIT. Under ASC 810, “Consolidation”, the OP was determined to be a variable interest entity in which the Company has a variable interest. The Company was determined to have an implicit variable interest in the OP based on the leasing relationship and arrangement with the REIT. The Company was not determined to be the primary beneficiary of the VIE as the Company does not have the power to direct the activities of the VIE that most significantly affect its economic performance. As of September 25, 2021, the Company continues to have a variable interest in the OP. During the three months ended September 25, 2021, the Company did not provide any financial or other support to the REIT other than the completion of the sale and leaseback transactions and the REIT being a lessor on various leases as described in “Note 9 – Leases”. Accordingly, Le Cirque Rouge, LP is not consolidated as a variable interest entity within the unaudited interim Condensed Consolidated Financial Statements.

13.       SHARE-BASED COMPENSATION

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

A summary of share-based compensation expense for the three months ended September 25, 2021 and September 26, 2020 is as follows:

	Three Months Ended
	September 25,	September 26,
	2021	2020

Stock Options	$1,216,447	$1,008,538
Stock Grants for Compensation	333,333	181,589
Restricted Stock Grants	1,554,297	157,477

Total Share-Based Compensation	$3,104,077	$1,347,604

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three Months Ended September 25, 2021 and September 26, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

13.       SHARE-BASED COMPENSATION (Continued)

Stock Options

A reconciliation of the beginning and ending balance of stock options outstanding is as follows:

	Number of Stock Options	Weighted- Average Exercise Price

Balance as of June 26, 2021	14,752,960	$1.40

Granted	4,084,005	$0.28
Exercised	(867,923)	$(0.17)
Forfeited	(1,201,072)	$(0.60)

Balance as of September 25, 2021	16,767,970	$1.26

Stock Options Exercisable as of September 25, 2021	15,103,675	$1.14

For the three months ended September 25, 2021, the fair value of stock options granted with a fixed exercise price was determined using the Black-Scholes option-pricing model with the following assumptions at the time of grant:

September 25,
2021

Weighted-Average Risk-Free Annual Interest Rate	0.97%
Weighted-Average Expected Annual Dividend Yield	0.0%
Weighted-Average Expected Stock Price Volatility	131.70%
Weighted-Average Expected Life in Years	5.00
Weighted-Average Estimated Forfeiture Rate	0.0%

LTIP Units and LLC Redeemable Units

A reconciliation of the beginning and ending balances of the LTIP Units and LLC Redeemable Units issued for compensation outstanding is as follows:

Weighted
	LTIP Units	LLC	Average
	Issued and	Redeemable	Grant Date
	Outstanding	Units	Fair Value

Balance as of June 26, 2021 and September 25, 2021	19,323,878	725,016	$0.52

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three Months Ended September 25, 2021 and September 26, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

13.       SHARE-BASED COMPENSATION (Continued)

Restricted Stock Units

A reconciliation of the beginning and ending balance of restricted stock units outstanding is as follows:

	Issued and Outstanding	Vested (1)	Weighted- Average Fair Value

Balance as of June 26, 2021	20,888,394	897,294	$0.24

Granted	19,288,397	-	$0.32
Forfeiture of Restricted Stock (2)	(265,223)	-	$(1.07)
Redemption of Vested Stock	(7,605,945)	(7,605,945)	$(0.34)
Vesting of Restricted Stock	-	8,574,615	$0.30
Balance as of September 25, 2021	32,305,623	1,865,964	$0.25

(1)	Restricted stock units were issued on September 24, 2021 and vests 37.5% on the first annivesary, 12.5% on the second anniversary, 37.5% on the third anniversary, and 12.5% on the fourth anniversary of the grant date.
(2)	Restricted stock units were forfeited upon resignation of certain employees prior to their vesting for the three months ended September 25, 2021.

Warrants

A reconciliation of the beginning and ending balance of warrants outstanding is as follows:

	Number of Warrants Outstanding
	Subordinate Voting Shares	MedMen Corp Redeemable Shares	TOTAL	Weighted- Average Exercise Price

Balance as of June 26, 2021	259,462,609	97,430,456	356,893,065	$0.33

Issued	135,716,660	-	135,716,660	$0.29
Exercised	(8,807,605)	-	(8,807,605)	$(0.18)

Balance as of September 25, 2021	386,371,664	97,430,456	483,802,120	$0.32

The fair value of warrants exercisable for MedMen Corp Redeemable Shares was determined using the Black-Scholes option-pricing model with the following assumptions on the date of issuance:

Weighted-Average Risk-Free Annual Interest Rate	0.13%
Weighted-Average Expected Annual Dividend Yield	0%
Weighted-Average Expected Stock Price Volatility	92.06%
Weighted-Average Expected Life of Warrants	1 year

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three Months Ended September 25, 2021 and September 26, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

13.       SHARE-BASED COMPENSATION (Continued)

The fair value of warrants exercisable for the Company’s Subordinate Voting Shares was determined using the Black-Scholes option-pricing model with the following assumptions on the latest modification of August 17, 2021:

Weighted-Average Risk-Free Annual Interest Rate	0.06%
Weighted-Average Expected Annual Dividend Yield	0%
Weighted-Average Expected Stock Price Volatility	175.50%
Weighted-Average Expected Life of Warrants	1 year

Stock price volatility was estimated by using the historical volatility of the Company’s Subordinate Voting Shares. The expected life in years represents the period of time that warrants issued are expected to be outstanding. The risk-free rate was based on U.S. Treasury bills with a remaining term equal to the expected life of the warrants.

14.       LOSS PER SHARE

The following is a reconciliation for the calculation of basic and diluted loss per share for the three months ended September 25, 2021 and September 26, 2020:

	Three Months Ended
	September 25,	September 26,
	2021	2020

Net Loss from Continuing Operations Attributable to Shareholders of MedMen Enterprises, Inc.	$(48,882,778)	$(15,670,802)
Less Deemed Dividend - Down Round Feature of Warrants	-	(4,883,467)

Net Loss from Continuing Operations Available to Shareholders of MedMen Enterprises, Inc.	(48,882,778)	(20,554,269)
Net Loss from Discontinued Operations	(6,447,250)	(6,249,060)

Total Net Loss	$(55,330,028)	$(26,803,329)

Weighted-Average Shares Outstanding - Basic and Diluted	942,696,052	423,187,218

Loss Per Share - Basic and Diluted:

From Continuing Operations Attributable to Shareholders of MedMen Enterprises Inc.	$(0.05)	$(0.05)

From Discontinued Operations Attributable to Shareholders of MedMen Enterprises Inc.	$(0.01)	$(0.01)

Diluted loss per share is the same as basic loss per share as the issuance of shares on the exercise of convertible debentures, LTIP share units, warrants and share options is anti-dilutive.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three Months Ended September 25, 2021 and September 26, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

15.       GENERAL AND ADMINISTRATIVE EXPENSES

During the three months ended September 25, 2021 and September 26, 2020, general and administrative expenses consisted of the following:

	Three Months Ended
	September 25,	September 26,
	2021	2020

Salaries and Benefits	$10,659,505	$10,474,547
Professional Fees	7,557,205	3,606,461
Rent	6,969,488	9,655,444
Licenses, Fees and Taxes	2,827,651	3,402,522
Deal Cost	1,657,587	223,818
Other General and Administrative	6,818,883	2,876,679

Total General and Administrative Expenses	$36,490,319	$30,239,471

16.       OTHER OPERATING EXPENSE

During the three months ended September 25, 2021 and September 26, 2020, other operating expense consisted of the following:

	Three Months Ended
	September 25,	September 26,
	2021	2020

Loss (Gain) on Disposals of Assets	$15,146	$(143,367)
Restructuring and Reorganization Expense	2,378,675	588,922
Gain on Settlement of Accounts Payable	(530,411)	(160,645)
Gain on Lease Terminations	-	(16,629,284)
Gain on Disposal of Assets Held For Sale	-	(12,415,479)
Other Income	(16,803)	(316,431)

Total Other Operating Expense (Income)	$1,846,607	$(29,076,284)

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three Months Ended September 25, 2021 and September 26, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

17.       PROVISION FOR INCOME TAXES AND DEFERRED INCOME TAXES

The following table summarizes the Company’s income tax expense and effective tax rates for the three months ended September 25, 2021 and September 26, 2020:

	Three Months Ended
	September 25,	September 26,
	2021	2020

Loss from Continuing Operations Before Provision for Income Taxes	$(34,470,873)	$(14,315,678)
Income Tax Expense	(19,691,908)	(12,282,665)
Effective Tax Rate	(57%)	(86%)

For the three months ended September 25, 2021, the Company calculated its provision for income taxes during its interim reporting periods by applying an estimate of the annual effective tax rate for the full year “ordinary” income or loss for the respective reporting period.

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

The Company has approximately gross $8,500,000 (tax effected $2,300,000) of Canadian non-capital losses and $6,915,000 (tax effected $1,833,000) of share issuance cost 20(1)(e) balance. The loss tax attribute has been determined to be more likely than not that the tax attribute would not yield any tax benefit. As such, the Company has recorded a full valuation allowance against the benefit. Since IRC Section 280E was not applied in the California Franchise Tax Returns, the Company has approximately $195,000,000 of gross California net operating losses which begin expiring in 2033 as of June 26, 2021. The Company has evaluated the realization of its California net operating loss tax attribute and has determined under the more likely than not standard that $192,400,000 will not be realized.

The effective tax rate for the three months ended September 25, 2021 is different compared with the three months ended September 26, 2020, respectively, primarily due to the Company’s forecasted income and related 280E expenditures and reclassification of the Company’s Arizona operations from discontinued operations to continued operations. The Company’s non-deductible expenses related to IRC Section 280E limitations have remained relatively consistent.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, and in Canada. The Company is generally subject to audit by taxing authorities in various U.S., state, and in foreign jurisdictions for fiscal years 2013 through the current fiscal year. As of September 25, 2021, the Company had $16,500,000 of unrecognized tax benefits, all of which would reduce income tax expense and the effective tax rate if recognized. During the three months ended September 25, 2021, the Company recognized a net discrete tax expense of $261,000 primarily related on interest of past liabilities. During the next twelve months, the Company does not estimate any material reduction in its unrecognized tax benefits.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three Months Ended September 25, 2021 and September 26, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

18.       COMMITMENTS AND CONTINGENCIES

Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of these regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulations as of September 25, 2021 and June 26, 2021, marijuana regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties or restrictions in the future.

Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of September 25, 2021, there were no pending or threatening lawsuits that could be reasonably assessed to have resulted in a probable loss to the Company in an amount that can be reasonably estimated. As such, no accrual has been made in the unaudited interim Condensed Consolidated Financial Statements relating to claims and litigations. As of September 25, 2021, there are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party to the Company or has a material interest adverse to the Company’s interest.

In July 2018, a legal claim was filed against the Company related to alleged misrepresentations in respect of a financing transaction completed in May 2018. During the year ended September 25, 2021, the claim was settled for a total of C$575,000 of which C$250,000 shall be paid in Class B Subordinate Voting Shares. The settlement liability has been accrued in the Consolidated Balance Sheet.

In late January 2019, the Company’s former Chief Financial Officer (“CFO”) filed a complaint against MM Enterprises in the Superior Court of California, County of Los Angeles, seeking damages for claims relating to his employment. The Company is currently defending against this lawsuit, which seeks damages for wrongful termination, breach of contract, and breach of implied covenant of good faith. The former CFO’s employment agreement provided for the payment of severance in the event of termination without cause. The Company disputes the claims set forth in this lawsuit and believes that the outcome is neither probable nor estimable. As of September 25, 2021, $584,000 has been accrued in the Consolidated Balance Sheet.

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

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three Months Ended September 25, 2021 and September 26, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

18.       COMMITMENTS AND CONTINGENCIES (Continued)

In February 2020, a legal dispute was filed against the Company and settled in December 2020 for approximately $2,400,000. As of September 25, 2021, the remaining amount of $400,000 has been accrued in the Consolidated Balance Sheet.

In December 2020, a lawsuit was filed against the Company related to a previous acquisition alleging that the plaintiffs were owed additional compensation. In the complaint, the plaintiffs allege breach of contract, breach of implied covenant of good faith and fair delaying, fraud and unjust enrichment, among other causes of actions. The plaintiffs are seeking the issuance of 51,716,141 shares, which has been accrued in the Consolidated Balance Sheet as of September 25, 2021, and other monetary damages. The litigation is at an early stage and the likelihood of a loss contingency is remote. The amount of other monetary damages is not reasonably estimable and thus, no amount has been accrued in these financial statements. During the three months ended September 25, 2021, the parties entered into a partial settlement in the amount of $1,050,000 of which $475,000 is remaining as of September 25, 2021 and has been accrued in the Consolidated Balance Sheet.

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

19.       RELATED PARTY TRANSACTIONS

All related party balances due to the Company as of September 25, 2021 and June 26, 2021 did not have any formal contractual agreements regarding payment terms or interest. As of September 25, 2021 and June 26, 2021, other amounts due to related parties was $1,476,921 and $1,476,921, respectively, were recorded in the unaudited interim Condensed Consolidated Balance Sheets.

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

On August 17, 2021, Tilray acquired the majority of the outstanding senior secured convertible notes and warrants held by GGP and GGP no longer held significant influence over the Company and therefore as of September 25, 2021, was not considered a related party under ASC 850, “Related Party Disclosures” (“ASC 850”), however GGP was during the fiscal year ended June 26, 2021. As of August 17, 2021, the Company determined Tilray to be a related party as a result of Tilray having significant influence over the Company. See “Note 11 – Senior Secured Convertible Credit Facility” for a full disclosure of the SPV and A&R 4.

On August 17, 2021, the Company entered an equity investment through private placement led by SPE. In connection with the private placement, the Company appointed Michael Serruya, SPE’s Managing Director, as a member of its board of directors. As of August 17, 2021, the Company determined SPE to be a related party as a result of the private placement and involvement with the Board. See “Note 12 – Shareholders’ Equity” for discussion on the private placement transaction.

In March 2020, the Company entered into a restructuring plan and retained interim management and advisory firm, Sierra Constellation Partners LLC (“SCP”). As part of the engagement, Tom Lynch, a Partner and Senior Managing Director at SCP, was appointed as Interim Chief Executive Officer and Chief Restructuring Officer, and Tim Bossidy, a Director at SCP, was appointed as Interim Chief Operating Officer. In December 2020, Mr. Lynch was elected as Chairman of the Board and in July 2021, Mr. Lynch was permanently appointed as Chief Executive Officer. Also in December 2020, Reece Fulgham, a Managing Director at SCP, was appointed as Interim Chief Financial Officer. During the three months ended September 25, 2021, the Company had paid $1,255,473 in fees to SCP for interim management and restructuring support. During the three months ended September 25, 2021, Mr. Lynch and Mr. Bossidy each received 214,030 stock options. To date, as of September 25, 2021, the Company has granted 4,696,435  restricted stock units to its executive officers who are directors at SCP.

The Company’s Board of Directors each receive quarterly fees of $200,000 of which one-third is paid in cash and two-thirds is paid in Class B Subordinate Voting Shares. The Class B Subordinate Voting Shares is recorded as a restricted stock unit until settled.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three Months Ended September 25, 2021 and September 26, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

20.       SEGMENTED INFORMATION

The Company currently operates in one segment, the production and sale of cannabis products, which is how the Company’s Chief Operating Decision Maker manages the business and makes operating decisions. The Company’s cultivation operations are not considered significant to the overall operations of the Company. Intercompany sales and transactions are eliminated in consolidation.

21.       DISCONTINUED OPERATIONS

During the fiscal year ended June 26, 2021, the Company had a change in plan of sale for the remaining Arizona disposal group. As a result, the assets no longer meet the held for sale criteria and are required to be reclassified as held and used at the lower of adjusted carrying value or the fair value at the date of the subsequent decision not to sell. During the three months ended September 25, 2021, revenues, net loss, net depreciation and amortization, in the amounts of $3,992,362, $1,241,888 and $202,136, respectively, is included in continuing operations in the unaudited interim Condensed Consolidated Statements of Operations. During the three months ended September 26, 2020, revenues, net loss, net depreciation and amortization, in the amounts of $1,819,230, $2,398,485 and $12,700, respectively, were reclassified to continuing operations and is included in the unaudited interim Condensed Consolidated Statements of Operations.

On January 29, 2018, the Company acquired all membership interests and assets in Project Compassion NY, LLC (“Project Compassion”) as a part of the formation of MM Enterprises USA through a joint venture. Through Project Compassion, the Company has one cultivation and production facility in Utica, New York, and operates four dispensaries in the state of New York that are located in Buffalo, Lake Success, Salina and Manhattan (collectively, “MedMen NY, Inc.”). During the year ended June 26, 2021, the Company contemplated the divesture of non-core assets and management entered into a plan to sell MedMen NY, Inc. On February 25, 2021, the Company entered into a definitive investment agreement to sell a controlling interest in MedMen NY, Inc. equity of approximately 86.7% with the option to purchase the remaining equity of approximately 13.3% that the Company will retain in MedMen NY, Inc. following the sale for a total sales price of up to $73,000,000. In conjunction with the investment agreement, MedMen NY, Inc. will engage the services of the purchaser pursuant to a management agreement until regulatory approval has been obtained. The aggregate sales price consists of a cash purchase price of $35,000,000, subject to adjustments and a senior secured promissory note of $28,000,000 which shall be assigned to Hankey Capital in partial satisfaction of the outstanding debt, and within five business days after the first sale by MedMen NY, Inc. of adult-use cannabis products at one or more of its retail store locations, additional shares of MedMen NY, Inc. will be purchased for $10,000,000 in cash. The proceeds in cash will be used to repay a portion of the Hankey Capital notes payable due by the Company. Accordingly, the total amount of interest expense and amortization of debt discounts and loan origination fees related to the Senior Secured Term Loan Facility allocated to discontinued operations was $4,847,302 and $3,855,293 for the three months ended September 25, 2021 and September 26, 2020, respectively. As of September 25, 2021, the initial closing of the investment has not occurred and is expected to close within the next twelve months.

Consequently, assets and liabilities allocable to the operations within the state of New York were classified as a discontinued operation and presented as held for sale for all periods presented. Revenue and expenses, gains or losses relating to the discontinuation of New York operations have been eliminated from profit or loss from the Company’s continuing operations and are shown as a single line item in the unaudited interim Condensed Consolidated Statements of Operations. The assets associated with the New York component have been measured at the lower of the carrying amount or FVLCTS. The Company will continue to operate the New York operations until the ultimate sale of the disposal group.

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three Months Ended September 25, 2021 and September 26, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

21.       DISCONTINUED OPERATIONS (Continued)

The operating results of the discontinued operations are summarized as follows:

	Three Months Ended
	September 25,	September 26,
	2021	2020

Revenue	$4,270,193	$2,116,819
Cost of Goods Sold	2,242,419	1,419,888

Gross Profit	2,027,774	696,931

Expenses:
General and Administrative	1,776,510	2,420,786
Sales and Marketing	6,000	6,472
Depreciation and Amortization	16,227	645,419
Other Income	(245,170)	-

Total Expenses	1,553,567	3,072,677

Loss from Operations	474,207	(2,375,746)

Other Expense:
Interest Expense	2,821,643	2,357,475
Amortization of Debt Discount and Loan Origination Fees	2,044,080	1,515,839

Total Other Expense	4,865,723	3,873,314

Loss from Discontinued Operations Before Provision for Income Taxes	(4,391,516)	(6,249,060)
Provision for Income Tax Expense	(2,055,734)	-

Net Loss from Discontinued Operations	$(6,447,250)	$(6,249,060)

The carrying amounts of assets and liabilities in the disposal group are summarized as follows:

	September 25,	June 26,
	2021	2021

Carrying Amounts of the Assets Included in Discontinued Operations:

Cash and Cash Equivalents	$760,923	$901,886
Restricted Cash	5,280	5,280
Accounts Receivable and Prepaid Expenses	201,035	233,860
Inventory	5,323,054	4,899,281
Property and Equipment, Net	12,835,207	12,682,787
Operating Lease Right-of-Use Assets	18,770,664	19,136,500
Intangible Assets, Net	10,582,559	10,582,559
Other Assets	456,945	456,945

TOTAL ASSETS OF THE DISPOSAL GROUP CLASSIFIED AS HELD FOR SALE	$48,935,667	$48,899,098

Carrying Amounts of the Liabilities Included in Discontinued Operations:
Accounts Payable and Accrued Liabilities	$2,937,647	$3,082,031
Income Taxes Payable	4,154,556	1,535,627
Other Current Liabilities	92,445	124,663
Current Portion of Operating Lease Liabilities	2,606,946	2,326,002
Current Portion of Finance Lease Liabilities	827	825
Operating Lease Liabilities, Net of Current Portion	19,858,873	20,272,057
Finance Lease Liabilities, Net of Current Portion	349,371	349,244
Deferred Tax Liabilities	5,456,681	5,457,753

TOTAL LIABILITIES OF THE DISPOSAL GROUP CLASSIFIED AS HELD FOR SALE	$35,457,346	$33,148,202

MEDMEN ENTERPRISES INC.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Three Months Ended September 25, 2021 and September 26, 2020

(Amounts Expressed in United States Dollars Unless Otherwise Stated)

22.       SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 9, 2021, which is the date these unaudited interim Condensed Consolidated Financial Statements were issued, and has concluded that the following subsequent events have occurred that would require recognition in the Condensed Consolidated Financial Statements or disclosure in the notes to the Condensed Consolidated Financial Statements.

Partnership with Foundry Works, Inc.

On October 1, 2021, the Company announced that LitHouse Farms, a subsidiary of Foundry Works, Inc. (“Foundry”), will manage its cultivation and manufacturing operations at its facilities in Desert Hot Springs, California (“DHS”) and Sparks, Nevada (“Sparks”). Licensed operations at the facilities will be carried on under management agreements which include purchase options for nominal consideration, subject to regulatory approval. Concurrent with the transaction, Foundry entered into a sublease agreement for DHS worth approximately $3,200,000 per year beginning in its first year, increasing to approximately $4,600,000 per year in its sixth year, subject to 3% annual escalators thereafter through March 2039. Foundry also entered into a sublease agreement for Sparks worth approximately $2,400,000 per year beginning in its first year, increasing to approximately $3,400,000 per year in its sixth year, subject to 3% annual escalators thereafter through January 2039. Refer to “Note 4 – Assets Held for Sale” for further information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of MedMen Enterprises Inc. (“MedMen Enterprises”, “MedMen” or the “Company”) is for the three months ended September 25, 2021. The following discussion should be read in conjunction with, and is qualified in its entirety by, the unaudited condensed consolidated financial statements and the accompanying notes presented in Item 1 of this Form 10-Q and those discussed in Item 15 of the Company’s Annual Report on Form 10 (the “Form 10”) filed with the SEC on September 24, 2021. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below for many reasons, including the risks described in “Disclosure Regarding Forward-Looking Statements,” Item 1A—”Risk Factors” and elsewhere in this Form 10-Q.

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

Fiscal Period

The Company’s fiscal year is a 52/53-week year ending on the last Saturday in June. In a 52-week fiscal year, each of the Company’s quarterly periods will comprise 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. The Company’s first 53-week fiscal year will occur in fiscal year 2024. Unless otherwise stated, references to particular years, quarters, months and periods refer to the Company’s fiscal years ended in June and the associated quarters, months and periods of those fiscal years. For the current interim period, the three months ended September 25, 2021 and September 26, 2020 refer to the 13 weeks ended therein.

Selected Financial Data

The following table sets forth the Company’s selected consolidated financial data for the periods, and as of the dates, indicated. The Condensed Consolidated Statements of Operations data for the three months ended September 25, 2021 and September 26, 2020 have been derived from the unaudited interim Condensed Consolidated Financial Statements of the Company and its subsidiaries, which are included in Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”).

The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” (“MD&A”) and the unaudited interim Condensed Consolidated Financial Statements and related notes presented in Item 1 of this Form 10-Q. The Company’s unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and on a going concern basis that contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business.

	Three Months Ended
	September 25,	September 26,
($ in Millions)	2021	2020
	(unaudited)	(unaudited)
Revenue	$39.8	$35.1
Gross Profit	$17.5	$16.4
(Loss) Income from Operations	$(29.0)	$6.0
Total Other Expense	$5.5	$20.3
Net Loss from Continuing Operations	$(54.2)	$(26.6)
Net Loss from Discontinued Operations	$(6.4)	$(6.2)
Net Loss	$(60.6)	$(32.8)
Net Loss Attributable to Non-Controlling Interest	$(5.3)	$(10.9)
Net Loss Attributable to Shareholders of MedMen Enterprises Inc.	$(55.3)	$(21.9)

Adjusted Net Loss from Continuing Operations (Non-GAAP)	$(59.8)	$(35.5)
EBITDA from Continuing Operations (Non-GAAP)	$(9.1)	$4.3
Adjusted EBITDA from Continuing Operations (Non-GAAP)	$(14.6)	$(12.6)

Quarterly Highlights

Amendment and Extension of Convertible Facility

On April 23, 2019, the Company secured a senior secured convertible credit facility (the “Convertible Facility”) to provide up to $250,000,000 in gross proceeds, arranged by Gotham Green Partners (“GGP”). The Convertible Facility has been accessed to date through issuances to the lenders of convertible senior secured notes (“GGP Notes”, or the “Notes”) co-issued by the Company and MM Can USA, Inc. (“MM CAN” or “MedMen Corp.”). As of September 25, 2021, the Company has drawn down on a total of $165,000,000 on the Convertible Facility. The principal amount of the Convertible Facility has been and is anticipated to be used for ongoing operations, capital expenditures and other corporate purposes.

On August 17, 2021, the Company announced that Tilray, Inc. (“Tilray”) acquired a majority of the outstanding GGP Notes. Under the terms of the transaction, a newly formed limited partnership (the “SPV”) established by Tilray and other strategic investors acquired an aggregate principal amount of approximately $165,800,000 of the Notes and warrants issued in connection with the Convertible Facility, all of which were originally issued by MedMen and held by GGP, representing 75% of the outstanding Notes and 65% of the outstanding warrants under the Convertible Facility. Specifically, Tilray’s interest in the SPV represents rights to 68% of the Notes and related warrants held by the SPV, which are convertible into, and exercisable for, approximately 21% of the outstanding Class B Subordinate Voting Shares of MedMen upon closing of the transaction. Tilray’s ability to convert the Notes and exercise the warrants is dependent upon U.S. federal legalization of cannabis or Tilray’s waiver of such requirement as well as any additional regulatory approvals. Tilray also has the right to appoint two non-voting observers of the Company’s Board of Directors.

In connection with the sale of the Notes, the Company amended and restated the Convertible Facility (the “Sixth Amendment”) to, among other things, extend the maturity date to August 17, 2028, eliminate any cash interest obligations, and instead provide for payment-in-kind interest, eliminate certain repricing provisions, and eliminate and revise certain restrictive covenants. The amendments are intended to provide MedMen the flexibility to execute on its growth priorities and explore additional strategic opportunities. In connection with the Sixth Amendment, accrued payment-in-kind interest on the Notes will be convertible at price equal to the higher of: (a) trailing 30-day volume weighted average price (“VWAP”) of the Company’s Subordinate Voting Shares or (b) the lowest discounted price available pursuant to the pricing policies of the Canadian Securities Exchange (“CSE”). The Notes may not be prepaid until the federal legalization of marijuana. The Notes, as amended, provide the holders with a top-up right to acquire additional Subordinate Voting Shares and a pre-emptive right with respect to future financings of the Company, subject to certain exceptions, upon the issuance by MedMen of certain equity or equity-linked securities. No changes have been made to the conversion and exercise prices of the Notes or related Warrants. In connection with the Sixth Amendment, GGP can nominate an individual to serve on the Company’s Board of Directors so long as GGP’s diluted ownership percentage is at least 10%. Refer to “Note 11 – Senior Secured Convertible Credit Facility” of the unaudited interim condensed consolidated financial statements in Item 1 for further information.

Backstopped Equity Investment

On August 17, 2021, the Company entered into subscription agreements with various investors led by Serruya Private Equity Inc. (“SPE”) to purchase $100,000,000 of units (each, a “Unit”) of the Company at a purchase price of $0.24 per Unit (the “Private Placement”) wherein certain investors associated with SPE agreed to backstop the Private Placement (the “Backstop Commitment”). Each Unit consisted of one Class B Subordinate Voting Share and one-quarter share purchase warrant. Each warrant permits the holder to purchase one Subordinate Voting Share at an exercise price of $0.288 per share for a period of five years from the date of issuance. The Company issued a total of 416,666,640 Subordinate Voting Shares and 104,166,660 warrants for gross proceeds of $100,000,000. The proceeds from the Private Placement will allow MedMen to expand its operations in key markets such as California, Florida, Illinois and Massachusetts and identify and accelerate further growth opportunities across the United States.

Each Unit issued to certain funds associated with SPE consisted of one Class B Subordinate Voting Share and one-quarter of one share purchase warrant, plus a proportionate interest in a short-term warrant (the “Short-Term Warrant”) which expires on December 31, 2021. At the option of the holders and upon payment of $30,000,000, the Short-Term Warrant entitles the holders to acquire (i) an aggregate of 125,000,000 Units at an exercise price of $0.24 per Unit, or (ii) $30,000,000 principal amount of notes at par, convertible into 125,000,000 Subordinate Voting Shares at a conversion price of $0.24 per share under the terms of the Convertible Facility. The Company will use any proceeds, less fees and expenses, from exercise of the Short-Term Warrant to pay down the existing senior secured term loan with Hankey Capital if any indebtedness is then outstanding.

In consideration for the Backstop Commitment, the Company paid a fee of $2,500,000 in the aggregate to such parties in the form of 10,416,666 Class B Subordinate Voting Shares at a deemed price of $0.24 per share. In connection with the equity financing, the Company granted SPE the right to designate one individual to be nominated to serve as a director of the Company.

Unsecured Promissory Note

On July 29, 2021, the Company entered into a short-term unsecured promissory note in the amount of $5,000,000 with various investors led by SPE wherein the note bears interest at a rate of 6.0% per annum payable quarterly in arrears with a maturity date of August 18, 2021. On August 17, 2021, the Company settled the promissory note by the issuance of 20,833,333 Units, consisting of 20,833,333 Subordinate Voting Shares and 5,208,333 warrants based on an issue price of $0.24 and the relative portion of the Short-Term Warrant, issued as part of the Private Placement.

Unsecured Convertible Facility

On September 16, 2020, the Company entered into an unsecured convertible debenture facility (the “Unsecured Convertible Facility”) for total available proceeds of $10,000,000 callable in tranches of $1,000,000 each. The debentures provide for the automatic conversion into Subordinate Voting Shares in the event that the VWAP is 50% above the conversion price on the CSE for 45 consecutive trading days.

On June 28, 2021, the remaining balance of the Unsecured Convertible Facility of $2,500,000 was automatically converted into 16,014,664 Class B Subordinate Voting Shares in the amount of $2,007,620. In addition, 8,807,605 of the outstanding warrants under the Unsecured Convertible Facility were exercised at varying prices for a net exercise price of $1,622,377. As of September 25, 2021, the outstanding balance of the Unsecured Convertible Facility was nil.

Assets Held for Sale

During the fiscal first quarter of 2022, the Company was in negotiations to sublease (the “Sublease”) its cultivation and production facilities in Desert Hot Springs, California and Sparks, Nevada (the “Facilities”) and to enter into a management agreement (the “Management Agreement”) with the proposed sublessee to operate the Facilities. The Sublease and Management Agreement was subject to the approval of the Facilities’ landlord. On September 30, 2021, the landlord approved the Sublease which effectuated the Management Agreement and the Company determined that as of the effective date of the Management Agreement, the Company would no longer have a controlling financial interest in the Facilities. Accordingly, as of September 25, 2021, the assets and liabilities related to the Facilities were classified as held for sale in the Condensed Consolidated Balance Sheet as of September 25, 2021. Refer to “Note 4 – Assets Held for sale” of the unaudited interim condensed consolidated financial statements in Item 1 for further information.

Management Changes

On July 15, 2021, the Company permanently appointed Tom Lynch as Chief Executive Officer. Mr. Lynch has served as the interim Chief Executive Officer since March 2020.

In connection with the Private Placement on August 17, 2021, the Company appointed Michael Serruya to its Board of Directors.

Factors Affecting Performance

Company management believes that the nascent cannabis industry represents an extraordinary opportunity in which the Company’s performance and success depend on a number of factors:

●	Market Expansion. The Company’s success in achieving a desirable retail footprint is attributable to its market expansion strategy, which was a key driver of revenue growth. The Company exercises discretion in focusing on investing in retail locations that can deliver near term increased earnings to the Company.

●	Retail Growth. MedMen stores are located in premium locations in markets such as California, Nevada, Arizona, Illinois and Florida. As it continues to increase sales, the Company expects to leverage its retail footprint to develop a robust distribution model.

●	Direct-to-Consumer Channel Rollout. MedMen Delivery is available in California. The Company benefited from increased traction with in-store pickup as well as delivery service, curbside pickup and loyalty rewards program.

●	COVID-19. In March 2020, the World Health Organization declared COVID-19 a global pandemic. COVID-19 continues to spread throughout the U.S. and other countries across the world, and the duration and ultimate magnitude of COVID-19, including the extent of its overall impact on our financial and operational results, cannot be reasonably estimated at this time. The overall impact will depend on the length of time that the pandemic continues, the extent to which it affects our ability to raise capital, and the effect of governmental regulations imposed in response to the pandemic as well as uncertainty regarding all of the foregoing. At this time, it is unclear how long these measures may remain in place, what additional measures maybe imposed, or when our operations will be restored to the levels that existed prior to the COVID-19 pandemic. The Company continues to implement and evaluate actions to strengthen its financial position and support the continuity of its business and operations.

Trends

MedMen is subject to various trends that could have a material impact on the Company, its financial performance and condition, and its future outlook. A deviation from expectations for these trends could cause actual results to differ materially from those expressed or implied in forward-looking information included in this MD&A and the Company’s financial statements. These trends include, but are not limited to, the liberalization of cannabis laws, popular support for cannabis legalization, and balanced supply and demand in states. Refer to the “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” contained in Item 7 of the Company’s Form 10.

Components of Results of Operations

Revenue

For the three months ended September 25, 2021, the Company derived the majority of its revenue from direct sales to customers in its retail stores. Approximately 60% of revenue was generated from operations in California, with the remaining 40% from operations in Arizona, Nevada, Illinois and Florida. Revenue through retail stores is recognized upon delivery of the goods to the customer and when collection is reasonably assured, net of an estimated allowance for sales returns.

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

Expenses

General and administrative expenses represent costs incurred in MedMen’s corporate offices, primarily related to personnel costs, including salaries, incentive compensation, benefits, share-based compensation and professional service costs, including legal and accounting. Sales and marketing expenses consist of selling costs to support customer relationships and to deliver product to retail stores. It also includes an investment in marketing and brand activities and the corporate infrastructure required to support the ongoing business. Depreciation and amortization expenses represent the portion of the Company’s definite-lived property, plant and equipment and intangible assets that is being used up during the reporting period. Changes in fair value of contingent consideration expense represent the realized gain or loss upon the settlement of contingent liabilities related to the Company’s business acquisitions and the unrealized gain or loss on the changes in fair value of such outstanding liabilities upon remeasurement at each reporting period. Impairment expense represents the permanent reduction of an assets carrying value down to fair value and may include inventory, property, plant, and equipment, intangible assets, goodwill and other assets. Other operating income and expenses consist of the gain on disposal of assets from assets held for sale and discontinued operations, restructuring fees or reorganization expenses, gain or loss on settlement of accounts payable, and gain on lease terminations.

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

Three Months Ended September 25, 2021 Compared to Three Months Ended September 26, 2020

	Three Months Ended
	September 25,	September 26,
($ in Millions)	2021	2020	$ Change	% Change
	(unaudited)	(unaudited)

Revenue	$39.8	$35.1	$4.7	13%
Cost of Goods Sold	22.3	18.7	3.6	19%

Gross Profit	17.5	16.4	1.1	7%

Expenses:
General and Administrative	36.5	30.2	6.3	21%
Sales and Marketing	0.7	0.2	0.5	250%
Depreciation and Amortization	7.0	8.0	(1.0)	(13%)
Realized and Unrealized Changes in Fair Value of Contingent Consideration	-	0.3	(0.3)	(100%)
Impairment Expense	0.4	0.8	(0.4)	(50%)
Other Operating Expense (Income)	1.9	(29.1)	31.0	(107%)

Total Expenses	46.5	10.4	36.1	347%

(Loss) Income from Operations	(29.0)	6.0	(35.0)	(583%)

Other Expense (Income):
Interest Expense	10.0	8.8	1.2	14%
Amortization of Debt Discount and Loan Origination Fees	7.8	1.7	6.1	359%
Change in Fair Value of Derivatives	(2.1)	(0.3)	(1.8)	600%
(Gain) Loss on Extinguishment of Debt	(10.2)	10.1	(20.3)	(201%)

Total Other Expense	5.5	20.3	(14.8)	(73%)

Loss from Continuing Operations Before Provision for Income Taxes	(34.5)	(14.3)	(20.2)	141%
Provision for Income Tax Expense	(19.7)	(12.3)	(7.4)	60%

Net Loss from Continuing Operations	(54.2)	(26.6)	(27.6)	104%
Net Loss from Discontinued Operations, Net of Taxes	(6.4)	(6.2)	(0.2)	3%

Net Loss	(60.6)	(32.8)	(27.8)	845%

Net Loss Attributable to Non-Controlling Interest	(5.3)	(10.9)	5.6	(51%)

Net Loss Attributable to Shareholders of MedMen Enterprises Inc.	$(55.3)	$(21.9)	$(33.4)	153%

Adjusted Net Loss from Continuing Operations (Non-GAAP)	$(59.8)	$(35.5)	$(24.3)	68%
EBITDA from Continuing Operations (Non-GAAP)	$(9.1)	$4.3	$(13.4)	(312%)
Adjusted EBITDA from Continuing Operations (Non-GAAP)	$(14.6)	$(12.6)	$(2.0)	16%

Revenue

Revenue for the three months ended September 25, 2021 was $39.8 million, an increase of $4.7 million, or 13%, compared to revenue of $35.1 million for the three months ended September 26, 2020. For the three months ended September 25, 2021, MedMen had 27 active retail locations in the states of California, New York, Nevada, Arizona, Illinois and Florida, of which four were located within the state of New York were classified as discontinued operations, compared to 26 active retail locations in the same period in the prior year. For the fiscal first quarter of 2022, five retail locations in the state of Florida have remained temporarily closed in order to redirect inventory from its Eustis cultivation facility to its highest performing stores. As of September 25, 2021, the Company had 23 active retail locations related to continuing operations. Subsequent to September 25, 2021, the Company reopened its Tallahassee, Florida location.

The increase in revenue was primarily related to the Company’s initiatives as it recovers from the COVID-19 impact on business and occupancy restrictions. During the three months ended September 25, 2021, the Company continued to elevate its product offering, revamp its pricing and assortment strategy, and focus on driving retail traffic. Specifically in California, where retail revenue increased $3.9 million during the current period compared to the fiscal first quarter of 2021, the Company saw increased engagement through its customer relationship strategy and focused on marketing and advertising initiatives as COVID-19 restrictions began to lift. In addition, retail revenue in Arizona increased $1.4 million compared to the three months ended September 26, 2020 as a result of the Company’s focus on driving retail traffic after the state-wide transition to adult-use during the spring of calendar year 2021. Previously modified store operations based on Centers for Disease Control and Prevention guidelines and local ordinances, which limit in-store traffic for certain locations, began to operate at a less restrictive scale since the fiscal fourth quarter of 2021 as COVID-19 related restrictions began to lift, resulting in increased tourism and normalizing retail traffic levels. As the Company’s key markets continue to recover from the pandemic, MedMen expects to continue utilizing their tailored marketing initiatives and revised assortment to drive and serve retail traffic at a much higher volume and rate.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the three months ended September 25, 2021was $22.3 million, an increase of $3.6 million, or 19%, compared with $18.7 million of cost of goods sold for the three months ended September 26, 2020. Gross profit for the three months ended September 25, 2021 was $17.5 million, representing a gross margin of 44%, compared with gross profit of $16.4 million, representing a gross margin of 47%, for the three months ended September 26, 2020. The decrease in gross margin is primarily due to increased promotional activity during the fiscal first quarter of 2022. In addition, during the three months ended September 25, 2021, the Company recognized an inventory write-down of approximately $860,000 at one of its cultivation and production facilities.

For the three months ended September 25, 2021, the Company had 27 active retail locations in the states of California, New York, Nevada, Arizona, Illinois and Florida, of which four were located within the state of New York were classified as discontinued operations, compared to 26 active retail locations for the comparative prior period. MedMen operated five cultivation and production facilities in the states of Nevada, California, New York, Florida and Arizona during the three months ended September 25, 2021, of which one facility located in New York was classified as discontinued operations, compared to six cultivation facilities for the three months ended September 26, 2020. MedMen expects margins to improve in the coming periods as the Company continues to test its retail pricing strategy and improve operating efficiencies at its cultivation and production facilities. Subsequent to the fiscal first quarter of 2022, the Company entered into a strategic partnership for its cultivation and production facilities in California and Nevada where the Company had incurred significant fixed costs, wherein licensed operations will be carried on under management agreements while also supplying product for the Company’s private label in California and Nevada.

Total Expenses

Total expenses for the three months ended September 25, 2021 were $46.5 million, an increase of $36.1 million, or 347%, compared to total expenses of $10.4 million for the three months ended September 26, 2020, which represents 117% of revenue for the three months ended September 25, 2021, compared to 30% of revenue for the three months ended September 26, 2020. The increase in total expenses was attributable to the factors described below.

General and administrative expenses for the three months ended September 25, 2021 and September 26, 2020 were $36.5 million and $30.2 million, respectively, an increase of $6.3 million, or 21%. Despite the Company’s continued efforts to reduce company-wide selling, general and administrative expenses (“SG&A”), general and administrative expenses have increased primarily due to a $3.9 million increase in professional fees as a result of litigation costs associated with previous officers of the Company.

Sales and marketing expenses for the three months ended September 25, 2021 and September 26, 2020 were $0.7 million and $0.2 million, respectively, an increase of $0.5 million, or 250%. The increase in sales and marketing expenses is primarily attributed to an increase in marketing and advertising of $0.3 million and an increase in customer relationship tools of $0.1 million for the three months ended September 25, 2021 compared to the same period prior as a result of the Company’s increased marketing initiatives to drive retail traffic as COVID-19 restrictions began to lift, tourism increased, and certain states moved towards regulatory approval of recreational marijuana.

Depreciation and amortization for the three months ended September 25, 2021 and September 26, 2020 was $7.0 million and $8.0 million, respectively, a decrease of $1.0 million, or 13%. The decrease is attributable to the reduction in capital expenditures through a delay in capital-intensive projects as part of the Company’s turnaround plan and as a result of the COVID-19 pandemic, resulting in a decrease in property, plant and equipment and intangible assets.

Realized and unrealized changes in fair value of contingent consideration remained generally consistent for the three months ended September 25, 2021 and September 26, 2020 in the amount of nil and $0.3 million, respectively.

Impairment expense for the three months ended September 25, 2021 and September 26, 2020 was $0.4 million and $0.8 million, respectively, a decrease of $0.4 million, or 50%. During the comparative prior period, the Company recognized impairment related to a California dispensary license upon classification as assets held for sale. During the current period, the Company recognized an impairment on an intellectual property asset in the amount of $0.4 million.

Other operating expense (income) for the three months ended September 25, 2021 was $1.9 million, a decrease of $31.0 million, or 107% from other operating income of $29.1 million for the three months ended September 26, 2020. During the comparative prior period, the Company recognized a gain on lease terminations of $16.6 million and a gain on disposal of assets of held for sale of $12.4 million, compared to nil in the current period. On July 2, 2020, the Company amended its lease terms with the REIT wherein a portion of the total currently monthly base rent will be deferred for the 36-month period from July 1, 2020 and July 1, 2023. On August 10, 2020, the Company transferred operations and control of MME Evanston Retail, LLC and recorded a $12.4 million gain on disposal of assets held for sale upon deconsolidation.

Total Other Expense

Total other expense for the three months ended September 25, 2021 was $5.5 million, a decrease of $14.8 million, or 73%, compared to total other expense of $20.3 million for the three months ended September 26, 2020. The decrease in total other expense was primarily attributable to the loss on extinguishment of debt of $10.1 million in the comparative prior period, compared to the net gain on extinguishment of debt of $10.2 million in the current period as a result of the $12.4 million gain on extinguishment of debt related to the Sixth Amendment, offset by the $2.2 million loss on extinguishment of debt related to the settlement of the unsecured promissory note in connection with the Private Placement.

Provision for Income Taxes

The provision for income tax expense for the three months ended September 25, 2021 was $19.7 million, an increase of $7.4 million, or 60% compared to the provision for income tax expense of $12.3 million for the three months ended September 26, 2020, primarily due to the Company reporting increased expenses subject to IRC Section 280E relative to pre-tax book loss. The Company incurred a large amount of expenses that were not deductible due to IRC Section 280E limitations which resulted in income tax expense being incurred while there were pre-tax losses for the three months ended September 25, 2021.

Net Loss

Net loss from continuing operations for the three months ended September 25, 2021 was $54.2 million, an increase of $27.6 million, or 104%, compared to a net loss from continuing operations of $26.6 million for the three months ended September 26, 2020. The increase in net loss from continuing operations was mainly attributable to the decrease of $31.0 million in other operating expense (income) as a result of gains recognized for transactions during the fiscal first quarter of 2021. In addition, general and administrative expenses increased by $6.3 million during the three months ended September 25, 2021 as a result of higher legal and professional fees related to ongoing litigation. This was offset by a $20.3 million decrease in (gain) loss on extinguishment of debt due to the gain of $12.4 million recognized in connection with the Sixth Amendment of the Convertible Facility offset by a loss of $2.2 million related to the settlement of the unsecured promissory note during the fiscal first quarter of 2022. Net loss attributable to non-controlling interest for the three months September 25, 2021 was $5.3 million, resulting in net loss of $55.3 million attributable to the shareholders of MedMen Enterprises Inc. compared to $21.9 million for the three months ended September 26, 2020.

Non-GAAP Financial Measures

In addition to providing financial measurements based on GAAP, the Company provides additional financial metrics that are not prepared in accordance with GAAP. Management uses non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision-making, for planning and forecasting purposes and to evaluate the Company’s financial performance. These non-GAAP financial measures (collectively, the “non-GAAP financial measures”) are defined in the “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in the Company’s Form 10.

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

These non-GAAP financial measures exclude certain material non-cash items and certain other adjustments the Company believes are not reflective of its ongoing operations and performance. These non-GAAP financial measures are not intended to represent and should not be considered as alternatives to net income, operating income or any other performance measures derived in accordance with GAAP as measures of operating performance or operating cash flows or as measures of liquidity. These non-GAAP financial measures have important limitations as analytical tools and should not be considered in isolation or as a substitute for any standardized measure under GAAP. For example, certain of these non-GAAP financial measures:

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

Retail Performance

Within the cannabis industry, MedMen is uniquely focused on the retail component of the value chain. For the fiscal first quarter of 2022, the Company is providing detail with respect to earnings before interest, taxes, depreciation and amortization (“EBITDA”) attributable to the Company’s national retail operations to show how it is leveraging its retail footprint and strategically investing in the future. The table below highlights the Company’s national Retail Adjusted EBITDA Margin (Non-GAAP), which excludes corporate marketing expenses, distribution expenses, inventory adjustments, and local cannabis and excise taxes. Entity-wide Adjusted EBITDA (Non-GAAP) is presented in Item 2 “Reconciliations of Non-GAAP Financial Measures”.

	Fiscal Quarter Ended
	September 25,	June 26,
($ in Millions)	2021	2021	$ Change	% Change

Gross Profit	$17.5	$19.7	$(2.2)	(11%)
Gross Margin Rate	44%	47%	(3)%	(6%)

Cultivation & Wholesale Revenue	(1.3)	(1.3)	-	-
Cultivation & Wholesale Cost of Goods Sold	(4.0)	(3.9)	(0.1)	3%
Non-Retail Gross Margin	(2.7)	(2.6)	(0.1)	4%

Retail Gross Margin (Non-GAAP)	$20.2	$22.3	$(2.1)	(9%)
Retail Gross Margin Rate (Non-GAAP)	52%	55%	(2)%	(4%)

	Fiscal Quarter Ended
	September 25,	June 26,
($ in Millions)	2021	2021	$ Change	% Change

Net Loss	$(60.6)	$(46.2)	$(14.4)	31%
Net Loss from Discontinued Operations, Net of Taxes	6.4	4.8	1.6	33%
Provision for Income Tax Expense (Benefit)	19.7	(0.3)	20.0	(6,667%)
Other Expense	5.5	20.0	(14.5)	(73%)
Excluded Items (1)	2.2	1.8	0.4	22%
Loss from Operations Before Excluded Items	(26.7)	(19.9)	(6.8)	34%

Non-Retail Gross Margin	(2.7)	(2.6)	(0.1)	4%
Non-Retail Operating Expenses (2)	(30.7)	(26.2)	(4.5)	17%
Non-Retail EBITDA Margin	(33.4)	(28.8)	(4.6)	16%

Retail Adjusted EBITDA Margin (Non-GAAP)	$6.7	$8.9	$(2.2)	(25%)
Retail Adjusted EBITDA Margin Rate (Non-GAAP)	17%	22%	(4)%	(20%)

(1)	Items adjusted from Net Loss for the fiscal quarters ended September 25, 2021 and June 26, 2021 include impairment expense of $0.4 million and nil, respectively, and other operating expense of $1.8 million and $1.8 million, respectively.
(2)	Non-retail operating expenses is comprised of the following items:

	Fiscal Quarter Ended
	September 25,	June 26,
($ in Millions)	2021	2021	$ Change	% Change
Cultivation & Wholesale	$0.9	$1.4	$(0.5)	(36%)
Corporate SG&A	18.9	16.8	2.1	13%
Depreciation & Amortization	7.0	6.1	0.9	15%
Other (3)	3.9	1.9	2.0	105%
Non-Retail Operating Expenses	30.7	26.2	4.5	17%

Direct Store Operating Expenses	13.5	13.4	0.1	1%
Excluded Items (1)	2.3	1.8	0.5	28%
Total Expenses	$46.5	$41.4	$5.1	12%

(3)	Other non-retail operating expenses excluded from Retail Adjusted EBITDA Margin (Non-GAAP) for the fiscal quarters ended September 25, 2021 and June 26, 2021 primarily consist of transaction costs and restructuring costs of $5.2 million and $3.1 million, respectively, and share-based compensation of $1.6 million and $1.0 million, respectively, as commonly excluded from Adjusted EBITDA from Continuing Operations (Non-GAAP).

The non-GAAP retail performance measures demonstrate the Company’s four-wall margins which reflect the sales of the Company’s retail operations relative to the direct costs required to operate such dispensaries. Retail revenue is related to net sales from the Company’s stores, excluding non-retail revenue, such as cultivation and manufacturing revenue. Similarly, retail cost of goods sold and direct store operating expenses are directly related to the Company’s retail operations. Non-Retail Revenue includes revenue from third-party wholesale sales. Non-Retail Cost of Goods Sold includes costs directly related to third-party wholesale sales produced by the Company’s cultivation and production facilities, such as packaging, materials, payroll, rent, utilities, security, etc. While third-party sales were not significant for the fiscal quarter ended September 25, 2021, Non-Retail Cost of Goods Sold related to cultivation and wholesale operations was $4.0 million due to unallocated overages from increased production burn rate. Non-Retail Operating Expenses include ongoing costs related to the Company’s cultivation and wholesale operations, corporate spending, and depreciation and amortization. Non-Retail EBITDA Margin reflects the gross margins of the Company’s cultivation and wholesale operations excluding any related operating expenses. To determine the Company’s four-wall margins, certain costs that do not directly support the Company’s retail function are excluded from Retail Adjusted EBITDA Margin (Non-GAAP).

For the fiscal first quarter of 2022, retail revenue was $38.5 million across the Company’s continuing operations in California, Nevada, Arizona, Illinois and Florida. This represents a 5% decrease, or $2.2 million, over the fiscal fourth quarter of 2021 of $40.7 million. The decrease in retail revenue from continuing operations was primarily driven by a decrease of $0.9 million in Florida, $0.7 million in Nevada, and $0.5 million in California. While there were multiple reasons for the decrease in retail revenue, we believe the primary factors were heightened restrictions due to the Delta variant of COVID-19 and increased competition in certain markets.

Retail Gross Margin Rate (Non-GAAP), which is Retail Gross Margin (Non-GAAP) divided by Retail Revenue (Non-GAAP), for the fiscal first quarter of 2022 was 52% compared to the fiscal fourth quarter of 2021 of 55%. Retail Gross Margin (Non-GAAP) is Retail Revenue (Non-GAAP) less the related Retail Cost of Goods Sold (Non-GAAP). The Company had an aggregate Retail Adjusted EBITDA Margin Rate (Non-GAAP), which is Retail Adjusted EBITDA Margin (Non-GAAP) divided by Retail Revenue (Non-GAAP), of 17% for the fiscal first quarter of 2022 which represents a decrease compared to the 22% realized in the fiscal fourth quarter of 2021 primarily due to an inventory adjustment of $0.9 million and increased promotional activity. Direct store operating expenses include, but are not limited to, rent, utilities, payroll and payroll related expenses, employee benefits, security, local taxes and distribution expenses, which increased $0.1 million, or 1%, compared to the fiscal fourth quarter of 2021.

Corporate SG&A

Corporate-level general and administrative expenses across various functions including Marketing, Legal, Retail Corporate, Technology, Accounting and Finance, Human Resources and Security (collectively referred to as “Corporate SG&A”) are combined to account for a significant proportion of the Company’s total general and administrative expenses. Corporate SG&A also includes pre-opening expenses related to general and administrative expenses incurred by the Company at non-operational retail locations, which such expenses would be classified as direct store operating expenses following its opening.

	Fiscal Quarter Ended
	September 25,	June 26,
($ in Millions)	2021	2021	$ Change	% Change

General and Administrative	$36.5	$32.9	$3.6	11%
Sales and Marketing	0.7	0.6	0.1	17%

Consolidated SG&A	37.2	33.5	3.7	11%

Direct Store Operating Expenses	13.5	13.4	0.1	1%
Cultivation & Wholesale	0.9	1.4	(0.5)	(36%)
Other (1)	3.9	1.9	2.0	105%
Less: Non-Corporate SG&A	18.3	16.7	1.6	10%

Corporate SG&A as a Component of Adjusted EBITDA from Continuing Operations (Non-GAAP)	$18.9	$16.8	$2.1	13%

(1)	Other non-Corporate SG&A for the fiscal quarters ended September 25, 2021 and June 26, 2021 primarily consist of transaction costs and restructuring costs of $5.2 million and $3.1 million, respectively, and share-based compensation of $1.6 million and $1.0 million, respectively, as commonly excluded from Adjusted EBITDA (Non-GAAP).

For the fiscal first quarter of 2022, Adjusted EBITDA from Continuing Operations (Non-GAAP) includes Corporate SG&A (Non-GAAP) of $18.9 million, representing an increase of $2.1 million, or 13%, from the $16.8 million that Corporate SG&A (Non-GAAP) contributed to Adjusted EBITDA Loss from Continuing Operations (Non-GAAP) in the fiscal fourth quarter of 2021. The increase was related to higher legal and professional fees primarily due to ongoing litigation.

Reconciliations of Non-GAAP Financial Measures

The table below reconciles Net Loss to Adjusted Net Loss from Continuing Operations (Non-GAAP) for the periods indicated.

	Three Months Ended
	September 25,	September 26,
($ in Millions)	2021	2020

Net Loss	$(60.6)	$(32.8)

Less: Net Loss from Discontinued Operations, Net of Taxes	6.4	6.2
Add (Deduct) Impact of:
Transaction Costs & Restructuring Costs	5.2	0.8
Share-Based Compensation	1.6	1.0
Other Non-Cash Operating Costs (1)	(12.3)	(18.7)
Income Tax Effects (2)	(0.1)	8.0

Total Adjustments	(5.6)	(8.9)

Adjusted Net Loss from Continuing Operations (Non-GAAP)	$(59.8)	$(35.5)

The table below reconciles Adjusted Net Loss to EBITDA from Continuing Operations (Non-GAAP) and Adjusted EBITDA from Continuing Operations (Non-GAAP) for the periods indicated.

	Three Months Ended
	September 25,	September 26,
($ in Millions)	2021	2020

Net Loss	$(60.6)	$(32.8)

Less: Net Loss from Discontinued Operations, Net of Taxes	6.4	6.2
Add Impact of:
Net Interest and Other Financing Costs	10.0	8.8
Provision for Income Taxes	19.7	12.3
Amortization and Depreciation	15.4	9.8

Total Adjustments	45.1	30.9

EBITDA from Continuing Operations (Non-GAAP)	$(9.1)	$4.3

Add (Deduct) Impact of:
Transaction Costs & Restructuring Costs	5.2	0.8
Share-Based Compensation	1.6	1.0
Other Non-Cash Operating Costs (1)	(12.3)	(18.7)

Total Adjustments	(5.5)	(16.9)

Adjusted EBITDA from Continuing Operations (Non-GAAP)	$(14.6)	$(12.6)

(1)	Other non-cash operating costs for the periods presented were as follows:

	Three Months Ended
	September 25,	September 26,
	2021	2020

Change in Fair Value of Derivative Liabilities	$(2.1)	$(0.3)
Gain on Disposal of Assets Held For Sale	-	(12.4)
Change in Fair Value of Contingent Consideration	-	0.3
Gain on Lease Termination	-	(16.6)
Gain/Loss on Extinguishment of Debt	(10.2)	10.1
Gain from Disposal of Assets	-	(0.1)
Impairment Expense	0.4	0.8
Other Non-Cash Operating Costs	(0.4)	(0.5)

Total Other Non-Cash Operating Costs	$(12.3)	$(18.7)

(2)	Income tax effects to arrive at Adjusted Net Loss from Continuing Operations (Non-GAAP) are related to temporary tax differences in which a future income tax benefit exists, such as changes in fair value of investments, assets held for sale and other assets, changes in fair value of contingent consideration, loss from disposal of assets, and impairment expense. The income tax effect is calculated using the federal statutory rate of 21.0% and statutory rate for the state in which the related asset is held or the transaction occurs, most of which is in California with a statutory rate of 8.84%.

Adjusted Net Loss from Continuing Operations (Non-GAAP) represents the profitability of the Company excluding unusual and infrequent expenditures and non-cash operating costs. The change in Adjusted Net Loss from Continuing Operations (Non-GAAP) was primarily due to the increase in general and administrative expense of $6.3 million as described above. In addition, amortization of debt discount increased $6.1 million in the fiscal first quarter of 2022 compared to the prior period due to increases in the Company’s effective interest rate as a result of debt modifications and extinguishments.

EBITDA from Continuing Operations (Non-GAAP) represents the Company’s current operating profitability and ability to generate cash flow and includes significant non-cash operating costs. Net Loss is adjusted for interest and financing costs as a direct result of debt financings, income taxes, and amortization and depreciation expense to arrive at EBITDA from Continuing Operations (Non-GAAP). Considering these adjustments, the Company had EBITDA from Continuing Operations (Non-GAAP) of $(9.1) million for the three months ended September 25, 2021 compared to $4.3 million for the comparative prior period. The change in EBITDA from Continuing Operations (Non-GAAP) was primarily due to other non-cash operating costs for disposal of assets held for sale, lease modifications, and extinguishments of debt as described above. For the three months ended September 25, 2021, Adjusted EBITDA from Continuing Operations (Non-GAAP) of $(14.6) million increased compared to $(12.6) million for the three months ended September 26, 2020, respectively. The increase is primarily due to an increase in general and administrative expenses affecting Net Loss. The financial performance of the Company is expected to improve as the Company has a clear path towards profitability, and coupled with its stabilized liquidity, is properly repositioned the Company for growth. Refer to Item 2 “Liquidity and Capital Resources” for further discussion of management’s future outlook.

Refer to Item 2 “Retail Performance” above for reconciliations of Retail Adjusted EBITDA.

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the three months ended September 25, 2021 and September 26, 2020:

	Three Months Ended
	September 25,	September 26,
($ in Millions)	2021	2020	$ Change	% Change

Net Cash Used in Operating Activities	$(23.0)	$(18.2)	$(4.8)	26%
Net Cash (Used in) Provided by Investing Activities	(3.6)	9.7	(13.3)	(137%)
Net Cash Provided by Financing Activities	93.2	8.6	84.6	984%

Net Increase in Cash and Cash Equivalents	66.6	0.1	66.5	66,500%
Cash Included in Assets Held for Sale (1)	(0.3)	-	(0.3)	100%
Cash and Cash Equivalents, Beginning of Period	11.9	9.6	2.3	24%

Cash and Cash Equivalents, End of Period	$78.2	$9.7	$68.5	706%

Cash Flow from Operating Activities

Net cash used in operating activities was $23.0 million for the three months ended September 25, 2021, an increase of $4.8 million, or 26%, compared to $18.2 million for the three months ended September 26, 2020. The decrease in cash used was primarily due changes in other non-cash operating costs that offset the increase in net loss as a result of the increase in general and administrative expenses of $6.3 million and the increase in accretion of debt discount of $6.1 million. Specifically, the Company did not recognize any gain on lease modifications or gain on disposal of assets held for sale in the current period compared to an aggregate gain of $28.3 million in the prior period. This was positively impacted by the gain on extinguishment of debt of $10.2 million and the gain on changes in fair value of derivative liabilities of $2.1 million for the three months ended September 25, 2021.

Cash Flow from Investing Activities

Net cash used in investing activities was $3.6 million for the three months ended September 25, 2021, a decrease of $13.3 million, or 137%, compared to $9.7 million provided for the three months ended September 26, 2020. The decrease in net cash provided in investing activities was primarily due to the Company’s strategic plan to divest non-core assets during the comparative prior period, resulting in $10.0 million received from proceeds from the sale of assets held for sale. Net cash was also impacted by an increase in purchases of property and equipment of $2.9 million as the Company reopened construction-in-progress during the fiscal first quarter of 2022.

Cash Flow from Financing Activities

Net cash provided by financing activities was $93.2 million for the three months ended September 25, 2021, an increase of $84.6 million, or 984%, compared to $8.6 million for the three months ended September 26, 2020. The increase in change of net cash provided by financing activities was primarily due to the $95.0 million for the issuance of equity instruments for cash and the $5.0 million from the unsecured promissory note. The increase in debt and equity financings was offset by payments of stock issuance costs of $5.4 million in connection with such capital transactions.

Financial Condition

The following table summarizes certain aspects of the Company’s financial condition as of September 25, 2021 and June 26, 2021:

	September 25,	June 26,
($ in Millions)	2021	2021	$ Change	% Change
	(unaudited)	(audited)

Cash and Cash Equivalents	$78.2	$11.9	$66.3	557%
Total Current Assets	$165.5	$96.7	$68.8	71%
Total Assets	$531.9	$472.5	$59.4	13%
Total Current Liabilities	$345.2	$288.6	$56.6	20%
Notes Payable, Net of Current Portion	$199.1	$258.4	$(59.3)	(23%)
Total Liabilities	$732.9	$726.1	$6.8	1%
Total Shareholders’ Equity	$(201.0)	$(253.6)	$52.6	(21%)
Working Capital Deficit	$(179.7)	$(191.9)	$12.2	(6%)

As of September 25, 2021, the Company had $78.2 million of cash and cash equivalents and $179.7 million of working capital deficit, compared to $11.9 million of cash and cash equivalents and $191.9 million of working capital deficit as of June 26, 2021. The increase in cash and cash equivalents was primarily due the $100.0 million Private Placement during the fiscal first quarter of 2022 which helped stabilize liquidity and will allow the Company to prioritize new market opportunities and existing operations over near-term balance sheet management. In addition, on August 17, 2021, the Company amended the Convertible Facility wherein the maturity date was extended to August 17, 2028 and any cash interest obligation was eliminated, instead providing for paid-in-kind interest.

The $12.2 million decrease in working capital deficit was primarily related to an increase of $66.3 million in cash as described above and an increase of $4.5 million in assets held for sale related to the classification of the cultivation and production facilities in California and Nevada to held for sale during the three months ended September 25, 2021. The increase in current liabilities was due to an increase of $28.4 million in derivative liabilities related to the top-up provision of the Convertible Facility and the Short-Term Warrant under the Private Placement recognized during the fiscal first quarter of 2022, an increase of $7.1 million in current notes payable primarily related to the existing senior secured term loan, an increase of $5.5 million in liabilities held for sale related to the cultivation and production facilities noted above and an increase of $19.0 million in income taxes payable, offset by a $4.5 million decrease in other current liabilities related to a decrease in acquisition payable as a result of settlements during the current period and a decrease in accrued interest payable as a result of the Sixth Amendment of the Convertible Facility.

The Company’s working capital will be significantly impacted by continued growth in retail operations, the operationalization of existing licenses, and the continued stewardship of the Company’s financial resources. The ability to fund working capital needs will also be dependent on the Company’s ability to raise additional debt and equity financing.

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

As of September 25, 2021, the Company had $78.2 million of cash and cash equivalents and $179.7 million of working capital deficit, compared to $11.9 million of cash and cash equivalents and $191.9 million of working capital deficit as of June 26, 2021. For the three months ended September 25, 2021, the Company’s monthly burn rate, which was calculated as cash spent per month in operating activities, was approximately $7.7 million compared to a monthly burn rate of approximately $6.1 million for the three months ended September 26, 2020. During the fiscal first quarter of 2022, the Company shifted its focus from a turnaround plan that took place during fiscal year 2021, which resulted in the divestiture of non-core assets and lease modifications, and turned to a growth plan with new capital to capitalize on further opportunities. As of September 25, 2021, cash generated from ongoing operations may not be sufficient to fund operations and, in particular, to fund the Company’s growth strategy in the short-term or long-term.

The restructuring of the Convertible Facility and the successful closing of the Private Placement with investors led by SPE during the fiscal first quarter of 2022 stabilized the Company’s liquidity and properly positions the Company for growth to profitability. Management evaluated its financial condition as of September 25, 2021 in conjunction with recent transactions which free up capital subsequent to the current reporting period as discussed below.

Partnership with Foundry Works, Inc.

On October 1, 2021, the Company announced that LitHouse Farms, a subsidiary of Foundry Works, Inc. (“Foundry”), will manage its cultivation and manufacturing operations at its facilities in Desert Hot Springs, California (“DHS”) and Sparks, Nevada (“Sparks”). Licensed operations at the facilities will be carried on under management agreements which include purchase options for nominal consideration, subject to regulatory approval. Concurrent with the transaction, Foundry entered into a sublease agreement for DHS worth approximately $3,200,000 per year beginning in its first year, increasing to approximately $4,600,000 per year in its sixth year, subject to 3% annual escalators thereafter through March 2039. Foundry also entered into a sublease agreement for Sparks worth approximately $2,400,000 per year beginning in its first year, increasing to approximately $3,400,000 per year in its sixth year, subject to 3% annual escalators thereafter through January 2039. The cash flow accretive partnership will help reduce the significant fixed costs associated with the facilities. Refer to “Note 4 – Assets Held for Sale” of the unaudited interim condensed consolidated financial statements in Item 1 for further information.

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

Critical Accounting Policies, Significant Judgments and Estimates and Recent Accounting Pronouncements

There have been no changes in critical accounting policies, estimates and assumptions from the information provided in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in the Form 10 for the fiscal year ended June 26, 2021 that have a significant effect on the amounts recognized in the interim consolidated financial statements as of and for the fiscal quarter ended September 25, 2021. See “Note 2 – Summary of Significant Accounting Policies” in the unaudited interim condensed consolidated financial statements in Item 1 for recently adopted accounting standards. For more information on the Company’s critical accounting estimates, refer to the annual MD&A for the fiscal year ended June 26, 2021. A detailed description of our critical accounting policies and recent accounting pronouncements are detailed in Item 8 of the 2021 Form 10.

Transactions with Related Parties

All related party balances due from or due to the Company as of September 25, 2021 and June 26, 2021 did not have any formal contractual agreements regarding payment terms or interest. For amounts due from and to related parties, refer to “Note 19 – Related Party Transactions” of the Consolidated Financial Statements for the three months ended September 25, 2021 in Item 1.

Gotham Green Partners

As discussed in Item 2 “Liquidity and Capital Resources” and Item 2 “Quarterly Highlights”, the Company has engaged in a strategic partnership with Gotham Green Partners, a related party. The arrangement is to provide financing to the Company in the form of a credit facility up to $250,000,000 accessed through issuances of convertible senior secured notes (the “Notes”) co-issued by the Company and MM CAN USA, Inc. The Notes are convertible, at the option of the holder, into Subordinate Voting Shares at any time prior to the close of business on the last business day immediately preceding the maturity date of April 23, 2022. In addition, upon issuance of any Notes, the lenders are issued share purchase warrants (the “Warrants”) of the Company, each of which are exercisable to purchase one Subordinate Voting Share for 36 months from the date of issue. The Notes and the Warrants, and any Subordinate Voting Shares issuable as a result of a conversion of the Notes or exercise of the Warrants, will be subject to a four-month hold period from the date of issuance of such Notes or such Warrants, as applicable, in accordance with applicable Canadian securities laws. While the Notes are outstanding, the lenders will be entitled to the collective rights to appoint a representative to attend all meetings of the Board of Directors in a non-voting observer capacity. Wicklow Capital and GGP have the right to approve director nominees submitted by the Company. GGP can nominate one member to the Board of Directors so long as GGP has at least 10% of the Class B Subordinate Shares on fully-diluted basis. Upon the appointment to the Board, GGP ceases its right to have a non-voting observer seat. The convertible facility bears interest at a rate of LIBOR plus 6.0% per annum. All convertible notes will have a maturity date of 36 months from the maturity date, with a twelve-month extension feature available to the Company on certain conditions. As of November 5, 2021, the Company has drawn down on approximately $165,000,000 of the Convertible Facility. Refer to “Note 11 – Senior Secured Convertible Credit Facility” of the Consolidated Financial Statements for the three months ended September 25, 2021 in Item 1.

Tilray, Inc.

In August 2021, Tilray, Inc. acquired the majority of the outstanding Notes and Warrants held by GGP in which a newly formed limited partnership established by Tilray and other strategic investors acquired 75% of the outstanding Notes and 65% of the outstanding warrants under the Convertible Facility. Specifically, Tilray’s interest in the SPV represents rights to 68% of the Notes and related Warrants held by the SPV, which are convertible into, and exercisable for, approximately 21% of the outstanding Class B Subordinate Voting Shares of MedMen. While the Notes are outstanding, Tilray will have the right to appoint two representatives to attend all meetings of the Board of Directors in a non-voting observer capacity.

Serruya Private Equity, Inc.

In August 2021, the Company executed an equity offering with various investors led by Serruya Private Equity, Inc. in which the Company issued 416,666,640 Subordinate Voting Shares and 104,166,660 warrants for gross proceeds of $100,000,000. SPE can nominate one member to the Board of Directors so long as SPE has at least 9% of the Class B Subordinate Voting Shares on fully-diluted basis. In connection with the Private Placement, the Company appointed Michael Serruya, SPE’s Managing Director, as a member of its board of directors.

SierraConstellation Partners

In March 2020, the Company entered into restructuring plan and retained interim management and advisory firm, SierraConstellation Partners (“SCP”), to support the Company in the development and execution of its turnaround and restructuring plan. As part of the engagement, Tom Lynch, a Partner and Senior Managing Director at SCP, was appointed as Interim Chief Executive Officer, and Tim Bossidy, a Director at SCP, was appointed as Interim Chief Operating Officer. In December 2020, Mr. Lynch was elected as Chairman of the Board and in July 2021, Mr. Lynch was permanently appointed as Chief Executive Officer. Also in December 2020, Reece Fulgham, a Managing Director at SCP, was appointed as Interim Chief Financial Officer. As of September 25, 2021, the Company had paid $1,255,473 in fees to SCP for interim management and restructuring support during the current fiscal year. In addition, during the three months ended September 25, 2021, Mr. Lynch and Mr. Bossidy each received 214,030 stock options. To date, as of September 25, 2021, the Company has granted 4,696,435 restricted stock units to its executive officers who are directors at SCP.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 25, 2021, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 25, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than noted below, there have been no material developments during the fiscal quarter covered by this Report for our legal proceedings that were disclosed in our Annual Report on Form 10-K filed on September 24, 2021.

As previously reported, on December 10, 2020, a lawsuit was filed against the Company in the Superior Court of California for Los Angeles by Matthew Abrams, Jeremy Abrams, Judith Abrams, Scott Angone and Mark Malan, former owners of MattnJeremy, Inc., d/b/a One Love Beach Club (“One Love”), alleging that the Company owes the plaintiffs additional cash and shares as a true-up payment in connection with the acquisition by the Company of OneLove in September 2019. In the complaint, the plaintiffs allege breach of contract, breach of implied covenant of good faith and fair delaying, fraud and unjust enrichment, among other causes of actions. The plaintiffs are seeking the issuance of 51,716,141 shares, damages resulting from the failure to issue shares, compensatory and punitive damages, costs and attorneys’ fees and other relief granted by the court. While it is too early to predict the outcome of the case or whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously. In August 2021, the parties signed a partial settlement agreement whereby the Company agreed to pay $1,050,000, $360,000 of which has been paid and the remainder to be paid in six payments of $115,000 per month. The dispute related to the issuance of shares remains outstanding.

ITEM 1A. RISK FACTORS.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the fiscal quarter ended September 25, 2021, in addition to issuances previously reported on Form 8-K, the Company issued the securities listed below:

•	On August 12, 2021, the Company issued an aggregate of 4,182,730 to Whitestar Solutions in connection with the acquisition of EBA Holdings, Inc.

•	On August 27, 2021, the Company issued an aggregate of 1,455,415 Class B Subordinate Voting Shares to non-employee directors of the Board of Directors in connection with their fees that are paid on a quarterly basis.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.1	Fourth Amended and Restated Securities Purchase Agreement dated August 17, 2021 among MedMen Enterprises Inc., each Credit Party and Holders Signatory thereto and Gotham Green Admin 1, LLC	8-K	000-56199	10.1	8/20/21
10.1(a)	Form of Fourth Amended and Restated Senior Secured Convertible Note dated August 17, 2021	S-1/A	333-260300	10.13(j)	11/3/21
10.1(b)	Form of Amended and Restated Warrant dated August 17, 2021	8-K	000-56199	10.1(b)	8/20/21
10.2	Board Observer Letter between MedMen Enterprises Inc. and Tilray, Inc. dated August 17, 2021	8-K	000-56199	10.2	8/20/21
10.3	Mutual Release dated August 17, 2021	8-K	000-56199	10.3	8/20/21
10.4	Form of Subscription Agreement dated August 17, 2021	8-K	000-56199	10.4	8/20/21
10.4(a)	Form of Subscription Agreement for certain investors associated with Serruya Private Equity dated August 17, 2021	8-K	000-56199	10.4	8/20/21
10.4(b)	Form of Warrant dated August 17, 2021	S-1/A	333-260300	10.33(b)	11/3/21
10.4(c)	Form of Subscription Right (Short-Term Warrant) dated August 17, 2021	8-K	000-56199	10.4	8/20/21
10.5	Nomination Rights Agreement dated August 17, 2021 between MedMen Enterprises Inc., and S5 Holdings Limited Liability Company	10-K	000-56199	10.24	9/24/21
10.6	Nomination Rights Agreement dated August 17, 2021 between MedMen Enterprises Inc., and Gotham Green Partners, LLC	S-1	333-256912	10.24(a)	10/29/21
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					✓
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					✓
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					✓
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.					✓
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					✓
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					✓
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					✓
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					✓
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)					✓

*	This exhibit shall not be deemed “filed” for purposes of Section18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 9, 2021	MEDMEN ENTERPRISES INC

/s/ Reece Fulgham
	By:	Reece Fulgham
	Its:	Chief Financial Officer