Form 10-Q
period 2021-12-25
MedMen Enterprises, Inc.
filed 2022-02-08
CIK 1776932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2021

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

As of February 4, 2022, the registrant had 1,200,227,625 Class B Subordinate Voting Shares outstanding.

MEDMEN ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 25, 2021

i

Use of Names

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “Company,” “Corporation” or “MedMen” refer to MedMen Enterprises Inc. together with its wholly-owned subsidiaries.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that we believe are, or may be considered to be, “forward-looking statements”. All statements other than statements of historical fact included in this document regarding the prospects of our industry or our prospects, plans, financial position or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plan,” “forecast,” “continue” or “could” or the negative of these terms or variations of them or similar terms. Furthermore, forward-looking statements may be included in various filings that we make with the Securities and Exchange Commission (the “SEC”), press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. These known and unknown risks include, without limitation: marijuana remains illegal under federal law, and enforcement of cannabis laws could change;, the Company may face limitations on ownership of cannabis licenses; the Company may become subject to U.S. Food and Drug Administration or the U.S. Bureau of Alcohol, Tobacco and Firearms; the Company may face difficulties acquiring additional financing; the Company operates in a highly regulated sector and may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where we carry on business; the Company is subject to general economic risks; the Company may be negatively impacted by challenging global economic condition; the Company is subject to risks arising from epidemic diseases, such as the recent outbreak of COVID-19; the Company may face difficulties in enforcing its contracts; the Company is subject to taxation in Canada and the United States; cannabis businesses are subject to unfavorable tax treatment; cannabis businesses may be subject to civil asset forfeiture; the Company is subject to proceeds of crime statutes; the Company faces security risks; our use of joint ventures may expose us to risks associated with jointly owned investments; competition for the acquisition and leasing of properties suitable for the cultivation, production and sale of medical and adult use cannabis may impede our ability to make acquisitions or increase the cost of these acquisitions, which could adversely affect our operating results and financial condition; the Company faces risks related to its products; the Company is dependent on the popularity of consumer acceptance of the Company’s brand portfolio; the Company faces risks related to its insurance coverage and uninsurable risks; the Company is dependent on key inputs, suppliers and skilled labor; the Company must attract and maintain key personnel or our business will fail; the Company’s business is subject to the risks inherent in agricultural operations; the Company’s sales are difficult to forecast; the Company’s products may be subject to product recalls; the Company may face unfavorable publicity or consumer perception; the Company faces intense competition;; and additional issuances of Subordinate Voting Shares may result in dilution. Further information on these and other potential factors that could affect the Company’s business and financial condition and the results of operations are included in the “Risk Factors” section of the Company’s Annual Report on Form 10-K filed with the SEC on September 24, 2021, and elsewhere in the Company’s filings with the SEC, which are available on the SEC’s website or on the Company’s website at https://investors.medmen.com/. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this document, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this document.

ii

PART I — FINANCIAL INFORMATION

MEDMEN ENTERPRISES INC.

Condensed Consolidated Balance Sheets (Unaudited)

As of December 25, 2021 and June 26, 2021

(Amounts Expressed in Thousands of United States Dollars, Except for Share Data)

	December 25,	June 26,
	2021	2021
	(unaudited)	(audited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$47,724	$11,874
Accounts Receivable and Prepaid Expenses	9,369	7,791
Inventory	20,735	20,093
Assets Held for Sale	48,048	49,051
Other Assets	8,939	7,870

Total Current Assets	134,815	96,679

Operating Lease Right-of-Use Assets	69,354	77,422
Property and Equipment, Net	134,563	137,830
Intangible Assets, Net	107,578	115,380
Goodwill	32,900	32,900
Other Assets	11,662	12,252

TOTAL ASSETS	$490,872	$472,463

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Current Liabilities:
Accounts Payable and Accrued Liabilities	$54,250	$57,139
Income Taxes Payable	77,163	61,463
Other Liabilities	12,300	15,678
Derivative Liabilities	21,224	6,935
Current Portion of Operating Lease Liabilities	9,147	9,236
Current Portion of Finance Lease Liabilities	205	205
Current Portion of Notes Payable	114,339	103,496
Liabilities Held for Sale	35,919	32,978
Due to Related Party	1,477	1,477

Total Current Liabilities	326,024	288,607

Operating Lease Liabilities	94,998	99,976
Finance Lease Liabilities	29,825	29,047
Other Liabilities	3,366	3,649
Deferred Tax Liability	50,800	46,378
Senior Secured Convertible Credit Facility	119,655	170,821
Notes Payable	85,533	87,619

TOTAL LIABILITIES	710,201	726,097

SHAREHOLDERS’ EQUITY:
Preferred Shares (no par value, unlimited shares authorized and no shares issued and outstanding)	-	-
Subordinate Voting Shares (no par value, unlimited shares authorized, 1,200,119,292 and 726,866,374 shares issued and outstanding as of December 25, 2021 and June 26, 2021, respectively)	-	-
Additional Paid-In Capital	1,025,405	908,993
Accumulated Deficit	(791,208)	(717,233)

Total Equity Attributable to Shareholders of MedMen Enterprises Inc.	234,197	191,760
Non-Controlling Interest	(453,526)	(445,394)

TOTAL SHAREHOLDERS’ EQUITY	(219,329)	(253,634)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$490,872	$472,463

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDMEN ENTERPRISES INC.

Condensed Consolidated Statements of Operations (Unaudited)

Three and Six Months Ended December 25, 2021 and December 26, 2020

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

	Three Months Ended		Six Months Ended
	December 25,	December 26,	December 25,	December 26,
	2021	2020	2021	2020
Revenue	$39,124	$32,591	$78,930	$67,701
Cost of Goods Sold	19,882	15,795	42,217	34,446

Gross Profit	19,242	16,796	36,713	33,255

Operating Expenses:
General and Administrative	35,303	31,810	71,794	62,049
Sales and Marketing	1,129	222	1,820	415
Depreciation and Amortization	7,634	8,872	14,663	16,901
Realized and Unrealized Changes in Fair Value of Contingent Consideration	(301)	88	(301)	391
Impairment Expense	-	-	435	790
Other Operating Expense (Income)	631	2,702	2,478	(26,374)

Total Operating Expenses	44,396	43,694	90,889	54,172

Loss from Operations	(25,154)	(26,898)	(54,176)	(20,917)

Non-Operating (Income) Expense:
Interest Expense	9,660	7,651	19,627	16,437
Interest Income	(23)	(540)	(46)	(541)
Amortization of Debt Discount and Loan Origination Fees	2,319	4,781	10,163	6,468
Change in Fair Value of Derivatives	(14,106)	178	(16,212)	(128)
(Gain) Loss on Extinguishment of Debt	-	944	(10,234)	11,073

Total Non-Operating (Income) Expense	(2,150)	13,014	3,298	33,309

Loss from Continuing Operations Before Provision for Income Taxes	(23,004)	(39,912)	(57,474)	(54,226)
Provision for Income Tax Benefit (Expense)	8,138	(22,560)	(11,555)	(34,843)

Net Loss from Continuing Operations	(14,866)	(62,472)	(69,029)	(89,069)
Net Loss from Discontinued Operations, Net of Taxes	(5,492)	(6,390)	(11,939)	(12,638)

Net Loss	(20,358)	(68,862)	(80,968)	(101,707)

Net Loss Attributable to Non-Controlling Interest	(1,331)	(19,165)	(6,611)	(30,093)

Net Loss Attributable to Shareholders of MedMen Enterprises Inc.	$(19,027)	$(49,697)	$(74,357)	$(71,614)

Loss Per Share - Basic and Diluted:
From Continuing Operations Attributable to Shareholders of MedMen Enterprises Inc.	$(0.01)	$(0.09)	$(0.06)	$(0.14)

From Discontinued Operations Attributable to Shareholders of MedMen Enterprises Inc.	$0.00	$(0.01)	$(0.01)	$(0.03)

Weighted-Average Shares Outstanding - Basic and Diluted	1,198,515,279	482,903,106	1,070,605,666	452,806,117

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDMEN ENTERPRISES INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Six Months Ended December 25, 2021 and December 26, 2020

(Amounts Expressed in Thousands of United States Dollars, Except for Share Data)

	Mezzanine Equity						TOTAL EQUITY
	Units	$ Amount	Units	$ Amount			ATTRIBUTABLE
	Super	Super	Subordinate	Subordinate	Additional		TO	Non-	TOTAL
	Voting	Voting	Voting	Voting	Paid-In	Accumulated	SHAREHOLDERS	Controlling	SHAREHOLDERS’
	Shares	Shares	Shares	Shares	Capital	Deficit	OF MEDMEN	Interest	EQUITY
BALANCE AS OF JUNE 28, 2020	815,295	$83	403,907,218	$-	$791,173	$(631,366)	$159,889	$(336,778)	$(176,888)

Net Loss	-	-	-	-	-	(71,615)	(71,615)	(30,093)	(101,708)

Controlling Interest Equity Transactions
Shares Issued to Settle Accounts Payable and Liabilities	-	-	7,205,754	-	1,159	-	1,159	-	1,159
Equity Component of Debt - New and Amended	-	-	-	-	33,590	-	33,590	-	33,590
Redemption of MedMen Corp Redeemable Shares	-	-	88,945,434	-	13,655	34,925	48,580	(48,580)	-
Shares Issued for Vested Restricted Stock Units	-	-	7,173,256	-	437	-	437	-	437
Shares Issued for Acquisition Costs	-	-	2,082,890	-	318	-	318	-	318
Stock Grants for Compensation	-	-	3,001,282	-	817	-	817	-	817
Deemed Dividend - Down Round Feature of Warrants	-	-	-	-	6,364	(6,364)	-	-	-
Deferred Tax Impact On Conversion Feature	-	-	-	-	(10,023)	-	(10,023)	(1,210)	(11,233)
Share-Based Compensation	-	-	-	-	2,546	-	2,546	-	2,546
Cancellation of Super Voting Shares	(815,295)	(83)	-	-	83	-	-	-	-
		-
Non-Controlling Interest Equity Transactions:		-
Equity Component on Debt and Debt Modification	-	-	-	-	-	-	-	4,055	4,055

BALANCE AS OF DECEMBER 26, 2020	-	$-	512,315,834	$-	$840,119	$(674,420)	$165,698	$(412,606)	$(246,907)

					TOTAL EQUITY
	Units	$ Amount			ATTRIBUTABLE
	Subordinate	Subordinate	Additional		TO	Non-	TOTAL
	Voting	Voting	Paid-In	Accumulated	SHAREHOLDERS	Controlling	SHAREHOLDERS’
	Shares	Shares	Capital	Deficit	OF MEDMEN	Interest	EQUITY
BALANCE AS OF JUNE 27, 2021	726,866,374	$-	$908,993	$(717,233)	$191,760	$(445,394)	$(253,634)
						-
Net Loss	-	-	-	(74,357)	(74,357)	(6,611)	(80,968)

Controlling Interest Equity Transactions
Shares Issued for Cash, Net of Fees	406,249,973	-	73,394	-	73,394	-	73,394
Shares Issued to Settle Debt and Accrued Interest	20,833,333	-	4,030	-	4,030	-	4,030
Shares Issued to Settle Accounts Payable and Liabilities	4,280,848	-	715	-	715	-	715
Equity Component of Debt - New and Amended	-	-	41,388	-	41,388	-	41,388
Redemption of MedMen Corp Redeemable Shares	4,138,883	-	1,139	382	1,521	(1,521)	-
Shares Issued for Vested Restricted Stock Units and Cashless Exercise of Options	10,757,840	-	-	-	-	-	-
Shares Issued for Exercise of Warrants	8,807,605	-	1,274	-	1,274	-	1,274
Shares Issued for Conversion of Debt	16,014,665	-	2,371	-	2,371	-	2,371
Stock Grants for Compensation	2,169,771	-	1,629	-	1,629	-	1,629
Deferred Tax Impact On Conversion Feature	-	-	(11,712)	-	(11,712)	-	(11,712)
Share-Based Compensation	-	-	2,184	-	2,184	-	2,184

BALANCE AS OF DECEMBER 25, 2021	1,200,119,292	$-	$1,025,405	$(791,208)	$234,197	$(452,426)	$(219,329)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDMEN ENTERPRISES INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended December 25, 2021 and December 26, 2020

(Amounts Expressed in Thousands of United States Dollars)

	Six Months Ended
	December 25,	December 26,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss from Continuing Operations	$(69,029)	(100,228)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Deferred Tax Recovery	(9,365)	(13,458)
Depreciation and Amortization	15,843	17,378
Non-Cash Operating Lease Costs	13,052	14,023
Accretion of Debt Discount and Loan Origination Fees	10,163	10,104
Loss on Disposals of Asset	-	670
Gain on Lease Terminations	-	(17,909)
Accretion of Deferred Gain on Sale of Property	(283)	(283)
Impairment of Assets	435	790
Realized and Unrealized Gain on Investments and Other Assets	-	(10,455)
Realized and Unrealized Changes in Fair Value of Contingent Consideration	-	391
Change in Fair Value of Derivative Liabilities	(16,212)	(128)
(Gain) Loss on Extinguishment of Debt	(10,234)	10,430
Share-Based Compensation	3,812	3,801
Interest Capitalized to Senior Secured Convertible Debt and Notes Payable	13,008	-
Interest Capitalized to Finance Lease Liabilities	778	-
Shares Issued for Acquisition Costs	-	318
Changes in Operating Assets and Liabilities:
Accounts Receivable and Prepaid Expenses	(1,914)	(465)
Inventory	(2,032)	(2,055)
Other Current Assets	322	5,496
Other Assets	473	326
Accounts Payable and Accrued Liabilities	2,420	3,802
Interest Payments on Finance Leases	(3,510)	(1,984)
Cash Payments - Operating Lease Liabilities	(9,788)	(14,633)
Income Taxes Payable	17,776	48,205
Other Current Liabilities	(1,271)	16,955
Due to Related Party	-	(182)

NET CASH USED IN CONTINUED OPERATING ACTIVITIES	(45,556)	(29,091)

Net Cash Used in Discontinued Operating Activities	(3,909)	(1,197)

NET CASH USED IN OPERATING ACTIVITIES	(49,465)	(30,288)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(7,082)	(1,194)
Additions to Intangible Assets	(487)	(1,892)
Proceeds from Sale of Assets Held for Sale and Other Assets	-	18,752

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(7,569)	15,666

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Subordinate Voting Shares for Cash	95,000	-
Payment of Stock Issuance Costs Relating to Private Placement	(5,353)	-
Exercise of Warrants for Cash	1,274	-
Payment of Debt Issuance Costs Relating to Senior Secured Convertible Credit Facility	(2,609)	5,469
Proceeds from Issuance of Notes Payable	5,000	14,830
Principal Repayments of Notes Payable	(153)	(482)
Principal Repayments of Senior Secured Convertible Credit Facility	-	(8,000)
Principal Repayments of Finance Lease Liability	(1)	(40)

NET CASH PROVIDED BY FINANCING ACTIVITIES	93,158	11,777

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	36,124	(2,845)
Cash Included in Assets Held for Sale	(274)	-
Cash and Cash Equivalents, Beginning of Period	11,874	9,599

CASH AND CASH EQUIVALENTS, END OF PERIOD	$47,724	$6,754

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDMEN ENTERPRISES INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended December 25, 2021 and December 26, 2020

(Amounts Expressed in Thousands of United States Dollars)

	Six Months Ended
	December 25,	December 26,
	2021	2020
SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION
Cash Paid for Interest	$5,318	$4,542

Non-Cash Investing and Financing Activities:
Net Assets Transferred to Held for Sale	$4,477	$6,615
Receivable Recorded on Asset Held for Sale	$-	$2,877
Lease Terminations and Amendments	$-	$36,768
Paid-in-Kind Interest Capitalized to Debt	$-	$24,033
Redemption of MedMen Corp Redeemable Shares	$1,522	$48,580
Derivative Liability Incurred on Convertible Facility and Equity Financing	$30,500	$-
Equity Component of Debt Modification - New and Amended	$-	$5,310
Conversion of Convertible Debentures	$2,371	$-
Shares Issued to Settle Debt and Lender Fees	$4,030	$-
Shares Issued to Settle Accounts Payable and Liabilities	$715	$1,159
Equity Component of Debt – New and Amended	$41,388	$-
Release of Investments for Liabilities	$-	$750
Deferred Tax Impact on Conversion Feature	$11,712	$11,233

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended December 25, 2021 and December 26, 2020

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

1.	NATURE OF OPERATIONS

MedMen Enterprises Inc, and its wholly owned subsidiaries (collectively “MedMen”, the “Company”, “we” or “us”) is a premier cannabis retailer based in the U.S. with an operational footprint in California, Nevada, Illinois, Arizona, Massachusetts, Florida, and New York. MedMen offers a robust selection of high-quality products, including MedMen-owned brands – MedMen Red and LuxLyte – through its premium retail stores, proprietary delivery service, as well as curbside and in-store pick up. MedMen Buds, an industry-first loyalty program, provides exclusive access to promotions, product drops and content.

As of December 25, 2021, the Company owns 29 store locations across California (12), Nevada (3), Illinois (1), Arizona (1), Massachusetts (1), Florida (7) and New York (4). In accordance with our planned growth strategy, during the second quarter we opened one new retail store in Boston’s famed Fenway Park area, officially entering Massachusetts cannabis market. Beginning on October 1, 2021, the Company no longer operates the cultivation and production facilities in California and Nevada pursuant to its management agreement with Foundry Works, Inc. In February 2021, the Company entered into an investment agreement to sell a controlling interest in MedMen NY, Inc. and thus classified all assets and liabilities and profit or loss allocable to its operations in the state of New York as discontinued operations. On January 3, 2022, the Company announced the termination of this investment agreement.

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended December 25, 2021 and December 26, 2020

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying Condensed Consolidated Financial Statements have been prepared on a going concern basis in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. The Condensed Consolidated Financial Statements include the accounts of MedMen Enterprises, its subsidiaries and variable interest entities (“VIEs”) where the Company is considered the primary beneficiary, if any, after elimination of intercompany accounts and transactions. Investments in entities in which the Company has significant influence, but less than a controlling financial interest, are accounted for using the equity method.

In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated financial position of the Company as of and for the interim periods presented have been included.

The accompanying Condensed Consolidated Financial Statements do not include all of the information required for full annual financial statements. Accordingly, certain information, footnotes and disclosures normally included in the annual financial statements have been condensed or omitted in accordance with SEC rules for interim financial information. The financial data presented herein should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended June 26, 2021, as filed with the SEC on September 24, 2021 (the “2021 Form 10-K”).

Going Concern

As of December 25, 2021, the Company had cash and cash equivalents of $47.7 million and net working capital deficit of $191.2 million. The Company has incurred losses from continuing operations of $23.0 million and $57.5 million for the three and six months then ended, respectively, used cash in continued operating activities of $45.6 million so far in the first half of the year and anticipates that the Company will continue to incur losses until such time as revenues exceed operating costs. On January 31, 2022, the Company’s term loans of $113.6 million as of December 25, 2021 became due and the Company entered into an agreement (the “Sixth Modification to Senior Secured Term Loan”, or the “Sixth Modification”) with the lender to extend the maturity date until July 31, 2022 and August 1, 2021 for the various loans included in the Senior Secured Term Loan Facility. See “Note 10 – Notes Payable”, for additional information about the Senior Secured Term Loan Facility, and “Note 23 – Subsequent Events” for more information about the Sixth Modification. The conditions described above raise substantial doubt with respect to the Company’s ability to meet its obligations for at least one year from the issuance of these Condensed Consolidated Financial Statements, and therefore, to continue as a going concern.

The Sixth Modification requires the Company to execute certain actions including the conditional purchase of the term loans by Superhero Acquisition, L.P., an existing lender in the Company’s Senior Secured Convertible Purchase Agreement dated August 7, 2021 (the “Convertible Facility”), also covenants related to strategic actions the Company must implement it if it is unable to pay the term loans by the extended maturity date. The Company plans to continue to fund its operations through the implementation of its strategic cost savings plan, the various strategic actions, which may include divesting of non-core assets, as well continuing its on-going revenue strategy of market expansion and retail revenue growth. If the above conditional purchase of the term loans and/or the strategic actions, for any reason, are inaccessible, it would have a significantly negative effect on the Company’s financial condition. Additionally, we expect to continue to manage the Company’s operating expenses and reduce its projected cash requirements through reduction of its expenses by delaying new store development, permanently or temporarily closing stores that are deemed performing below expectations, and/or implementing other restructuring activities. Furthermore, COVID-19 and the impact the global pandemic has had and will continue to have on the broader retail environment could also have a significant impact on the Company’s financial operations.

As of December 25, 2021, the accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying consolidated condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.

COVID-19

Due to impacts from the COVID-19 pandemic and the uncertain pace of recovery, including the impact of the Delta and Omicron variants, the Company’s business operations may be materially and adversely affected if a significant number of the Company’s employees are impacted by the virus. Operating results for the three and six months ended December 25, 2021 are not necessarily indicative of operating results for the entire year.

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended December 25, 2021 and December 26, 2020

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

Basis of Consolidation

Subsidiaries are entities controlled by the Company. Control exists when the Company either has a controlling voting interest or is the primary beneficiary of a variable interest entity. The financial statements of subsidiaries are included in the consolidated financial statements from the date that control commences until the date that control ceases. A complete list of our subsidiaries that existed prior to our most recent year-end is included in the Company’s 2021 Form 10-K.

During the fiscal second quarter of 2022, the Company effectuated the Management Agreement with an unrelated third party and no longer has a controlling financial interest in previously consolidated entities, Manlin DHS Development, LLC (“DHS”) and Project Mustang Development, LLC (“Mustang”), and therefore these entities are no longer included in the Company’s financial statements. The deconsolidation did not have a material impact on the Company’s Condensed Financial Statements.

Significant Accounting Policies

The significant accounting policies and critical estimates applied by the Company in these Condensed Consolidated Financial Statements are the same as those applied in the Company’s audited Consolidated Financial Statements and accompanying notes included in the Company’s 2021 Form 10-K, unless otherwise disclosed in these accompanying notes to the Condensed Consolidated Financial Statements for the interim period ended December 25, 2021.

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

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted ASU 2019-12 on June 27, 2021. The adoption of the standard did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, “Investments — Equity Securities (Topic 321)”, “Investments—Equity Method and Joint Ventures (Topic 323)”, and “Derivatives and Hedging (Topic 815)” (“ASU 2020-01”), which is intended to clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. ASU 2020-01 is effective for the Company for fiscal years beginning after December 15, 2020, and interim periods therein. The Company adopted ASU 2020-01 on June 27, 2021. The adoption of the standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

In May 2021, the FASB issued ASU 2021-04, “Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2021-04”), which amends existing guidance for earnings per share (“EPS”) in accordance with Topic 260. ASU 2021-04 is effective for the Company beginning June 1, 2022. This update should be applied prospectively on or after the effective date of the amendments. The Company is currently evaluating the effect of adopting this ASU.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Subtopic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency. ASU 2021-08 is effective for the Company beginning June 1, 2023. This update should be applied prospectively on or after the effective date of the amendments. The Company is currently evaluating the effect of adopting this ASU.

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended December 25, 2021 and December 26, 2020

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

3.	INVENTORY

Inventory consists of the following:

	December 25,	June 26,
	2021	2021
Raw Materials	$361	$670
Work-in-Process	2,345	5,174
Finished Goods	18,029	14,249

Total Inventory	$20,735	$20,093

During the three and six months ended December 25, 2021, the Company recognized an impairment of approximately nil and $864, respectively, to write down inventory to its net realizable value.

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended December 25, 2021 and December 26, 2020

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

4.	ASSETS HELD FOR SALE

PharmaCann Assets

In October 2019 and in connection with the Company’s determination to termination certain business acquisition, the Company recorded as held for sale certain land and license related to its non-core operations in Staunton, Virginia. As of December 25, 2021, the Company continues to pursue its plan for sale.

Discontinued Operations

In February 2021, the Company entered into an investment agreement with respect to its New York operations whereby a controlling interest would be acquired by a third party. The operations within the state of New York qualified as discontinued operations. The assets associated with the New York component were measured at the lower of the carrying amount or FVLCTS (Fair Value Less Cost to Sell ) upon classification as held for sale wherein the fair value based on the exit price of $73,000 under ASC 820 was greater than the carrying value. See “Note 22 – Discontinued Operations” for further information. On January 3, 2022, the Company announced its termination of the investment agreement. Refer to “Note 23 – Subsequent Events”.

A reconciliation of our assets held for sale is as follows:

	PharmaCann Assets	Available for Sale Subsidiaries	Discontinued Operations	TOTAL
Balance as of June 26, 2021	$152	$-	$48,899	$49,051
Transferred In	-	4,478	-	4,478
Ongoing Activities	-	(2,297)	(1,158)	(3,455)
Transferred to Investments	-	(1,966)	-	(1,966)
Other	(60)	-	-	(60)

Balance as of December 25, 2021	$92	$215	$47,741	$48,048

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended December 25, 2021 and December 26, 2020

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

5.	PROPERTY AND EQUIPMENT

As of December 25, 2021 and June 26, 2021, property and equipment consists of the following:

	December 25,	June 26,
	2021	2021
Land and Buildings	$36,180	$37,400
Finance Lease Right-of-Use Assets	7,554	9,154
Furniture and Fixtures	12,544	12,525
Leasehold Improvements	68,726	68,438
Equipment and Software	25,419	26,832
Construction in Progress	31,147	27,145

Total Property and Equipment	181,570	181,494

Less Accumulated Depreciation	(47,007)	(43,664)

Property and Equipment, Net	$134,563	$137,830

Depreciation expense related to continuing operations of $4,390 and $8,121 was recorded for the three and six months ended December 25, 2021, respectively, of which $609 and $1,179, respectively, is included in cost of goods sold. Depreciation expense related to continuing operations of $3,759 and $8,859 was recorded for the three and six months ended December 26, 2020, respectively, of which $496 and $558, respectively, is included in cost of goods sold.

During the three and six months ended December 25, 2021, borrowing costs totaling $440 and $815, respectively, were capitalized using an average capitalization rate of 12.37% and 12.16%, respectively. Borrowing costs were not capitalized as there were no active construction projects in progress during the three and six months ended December 26, 2020.

6.	INTANGIBLE ASSETS

As of December 25, 2021 and June 26, 2021, intangible assets consist of the following:

	December 25,	June 26,
	2021	2021
Dispensary Licenses	$121,292	$121,292
Customer Relationships	17,748	17,748
Management Agreement	7,595	7,595
Capitalized Software	10,158	9,697
Intellectual Property	5,534	6,277

Total Intangible Assets	162,327	162,609

Dispensary Licenses	(24,941)	(22,127)
Customer Relationships	(19,290)	(16,463)
Management Agreement	(864)	(765)
Capitalized Software	(5,843)	(4,667)
Intellectual Property	(3,811)	(3,207)

Less Accumulated Amortization	(54,749)	(47,229)

Intangible Assets, Net	$107,578	$115,380

The Company recorded amortization expense related to continuing operations of $3,853 and $7,722 for the three and six months ended December 25, 2021, respectively. The Company recorded amortization expense related to continuing operations of $5,608 and $8,601 for the three and six months ended December 26, 2020, respectively. During the three and six months ended December 25, 2021, the Company recognized an impairment on an intellectual property asset in the amount of nil and $435, respectively.

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended December 25, 2021 and December 26, 2020

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of December 25, 2021 and June 26, 2021, accounts payable and accrued liabilities consist of the following:

	December 25,	June 26,
	2021	2021
Accounts Payable	$32,566	$35,064
Accrued Liabilities	7,260	7,348
Accrued Deal Costs	4,123	4,123
Accrued Payroll	3,162	2,716
Local & State Taxes Payable	6,573	7,321
Other Accrued Liabilities	566	567

Total Accounts Payable and Accrued Liabilities	$54,250	$57,139

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended December 25, 2021 and December 26, 2020

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

8.	DERIVATIVE LIABILITIES

A reconciliation of the beginning and ending balance of derivative liabilities and change in fair value of derivative liabilities for the six months ended December 25, 2021 is as follows:

December 25,
2021
Balance at Beginning of Period	$6,935

Initial Recognition of Derivative Liabilities	30,501
Change in Fair Value of Derivative Liabilities	(16,212)

Balance at End of Period	$21,224

On August 17, 2021, in connection with the amended and restated senior secured convertible credit facility (the Sixth Amendment”), the Company provided the note holders top-up and preemptive rights which were bifurcated from the related notes and classified as a derivative due to the variability of the number and price of shares issuable under these rights. See “Note 11 – Senior Secured Convertible Credit Facility” for further information.

On August 17, 2021, the Company completed an equity investment through a private placement of 416,666,640 units at a price of $0.24 per unit (the “Private Placement”). Each unit consisted of one Subordinate Voting Share and one-quarter of one share purchase warrant of the Company. Certain investors also received a portion of the Short-Term Warrant with an exercise price of $30,000 and an expiration date of December 31, 2021. At the option of the holder, the Short-Term Warrant may be exercisable into equity or convertible promissory notes under the Convertible Facility, in which net cash settlement is outside of the Company’s control. See “Note 12 – Shareholders’ Equity” for further information. Accordingly, the Short-Term Warrant was accounted for as a derivative liability and measured at fair value, in the amount of $19,400 on August 17, 2021, with changes in fair value recognized in the Condensed Consolidated Statements of Operations. Subsequent to the fiscal second quarter of 2022, the Short-Term Warrant expired unexercised.

The fair value of the top-up provision in connection with Sixth Amendment of the Convertible Facility and the Short-Term Warrant in connection with the Private Placement was determined using the Monte Carlo simulation model based on Level 3 inputs on the fair value hierarchy. The following assumptions were used at period end:

	Top-Up Provision	Short-Term Warrant
Average Stock Price	$0.18	$0.18
Weighted-Average Probability	75.00%	nil
Term (in Years)	5.00	0.02
Expected Stock Price Volatility	115.00%	115.00%

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended December 25, 2021 and December 26, 2020

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

The following are the warrants issued related to the equity financing transactions that were accounted for as derivative liabilities:

	Number of Warrants
September 2018 Bought Deal Equity Financing	7,840,909	(1)
December 2018 Bought Deal Equity Financing	13,640,000	(2)
March 2021 Private Placement	50,000,000	(3)

	71,480,909

(1)	On September 27, 2018, the Company completed a bought deal financing (the “September Offering”) of 15,681,818 units (the “September Units”) at a price of C$5.50 per September Unit (the “September Issue Price”). Each September Unit consisted of one Subordinate Voting Share and one-half of one share purchase warrant of the Company (each whole share purchase warrant, a “September Warrant”). Each September Warrant entitles the holder to acquire, one Subordinate Voting Share at an exercise price of C$6.87 for a period of 36 months following the closing of the September Offering.

(2)	On December 5, 2018, the Company completed a bought deal financing (the “December Offering”) of 13,640,000 units (the “December Units”) at a price of C$5.50 per December Unit (the “December Issue Price”). Each December Unit consisted of one Subordinate Voting Share and one share purchase warrant of the Company (“December Warrant”). Each December Warrant entitles the holder thereof to acquire one Subordinate Voting Share at an exercise price of C$6.87 until September 27, 2021.

(3)	During the year ended June 26, 2021, the Company issued 50,000,000 warrants for Subordinate Voting Shares with an exercise price of C$0.50 per warrant and an expiration date of March 27, 2024. The exercise price of the warrants was denominated in a price other than the Company’s functional currency.

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

Expected Stock Price Volatility	52.60%
Risk-Free Annual Interest Rate	0.06%
Expected Life (in Years)	0.23
Share Price	$0.23
Exercise Price	$0.39

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended December 25, 2021 and December 26, 2020

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

9.	LEASES

The below are the details of the lease cost and other disclosures regarding the Company’s leases for the three and six months ended December 25, 2021 and December 26, 2020:

	Three Months Ended		Six Months Ended
	December 25,	December 26,	December 25,	December 26,
	2021	2020	2021	2020
Finance Lease Cost:
Amortization of Finance Lease Right-of-Use Assets	$251	$83	$535	$398
Interest on Lease Liabilities	1,726	460	3,510	1,984
Operating Lease Cost	6,456	6,310	13,051	13,051
Sublease Income	(1,444)	-	(1,444)	-
Total Lease Expenses	$6,989	$6,853	$15,652	$15,433

Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Financing Cash Flows from Finance Leases	$-	$-	$-	$40
Operating Cash Flows from Operating Leases	$4,045	$6,222	$9,788	$14,633

The weighted-average remaining lease term and discount rate related to the Company’s finance and operating lease liabilities as of December 25, 2021 and December 26, 2020 is as follows:

	December 25,	December 26,
	2021	2020
Weighted-Average Remaining Lease Term (Years) - Finance Leases	47	42
Weighted-Average Remaining Lease Term (Years) - Operating Leases	7	8
Weighted-Average Discount Rate - Finance Leases	17.81%	15.93%
Weighted-Average Discount Rate - Operating Leases	13.60%	13.38%

Future lease payments under non-cancellable operating leases and finance leases as of December 25, 2021 are as follows:

Fiscal Year Ending	Operating Leases	Finance Leases
June 25, 2022 (remaining)	$10,735	$2,676
June 24, 2023	21,753	5,484
June 29, 2024	28,122	9,860
June 28, 2025	21,988	6,517
June 27, 2026	22,407	6,713
Thereafter	97,303	1,070,693

Total Lease Payments	202,308	1,101,943
Less Interest	$(98,163)	$(1,071,913)

Lease Liability Recognized	$104,145	$30,030

The Company entered into a management agreement (the “Management Agreement”) with a third party to operate its cultivation facilities in California and Nevada (the “Cultivation Facilities”). On September 30, 2021, the landlord approved the third party to operate the leased facilities which effectuated the Management Agreement. The Management Agreement provides the third party an option to acquire all the assets used in the Cultivation Facilities, including the cannabis licenses and equipment, for $1 (the “Purchase Option”). The fee for the services under the Management Agreement is 100% and 30% of the California and Nevada Cultivation Facilities net revenue, respectively. The term of the Management Agreement remains in effect until the earlier of (a) the closing of any sale pursuant to the Purchase Option and (b) the expiration of the term, as applicable, of the master lease, at which time this Management Agreement shall automatically terminate without any further action of the Parties. As of December 25, 2021, the Management Agreement remains in effect as neither termination condition has occurred.

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended December 25, 2021 and December 26, 2020

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

10.	NOTES PAYABLE

As of December 25, 2021 and June 26, 2021, notes payable consist of the following:

	December 25,	June 26,
	2021	2021
Financing liability incurred on various dates between January 2019 through September 2019 with implied interest rates ranging from 0.7% to 17.0% per annum.	$83,400	$83,400

Non-revolving, senior secured term notes dated between October 1, 2018 and October 30, 2020, issued to accredited investors, which mature on January 31, 2022, and bear interest at a rate of 15.5% and 18.0% per annum.	113,590	109,318

Convertible debentures dated between September 16, 2020 through January 29, 2021, issued to accredited investors and qualified institutional buyers, which mature two years from issuance, and bear interest at a rate of 7.5% per annum.	-	2,500

Promissory notes dated between January 15, 2019 through March 29, 2019, issued for deferred payments on acquisitions, which mature on varying dates from July 31, 2021 to April 1, 2022 and bear interest at rates ranging from 8.0% to 9.0% per annum.	2,148	2,204

Promissory notes dated November 7, 2018, issued to Lessor for tenant improvements as part of sales and leaseback transactions, which mature on November 7, 2028, bear interest at a rate of 10.0% per annum and require minimum monthly payments of $15,660 and $18,471.	2,120	2,196

Other	16	16

Total Notes Payable	201,274	199,634
Less Unamortized Debt Issuance Costs and Loan Origination Fees	(1,402)	(8,519)

Net Amount	$199,872	$191,115
Less Current Portion of Notes Payable	(114,339)	(103,496)

Notes Payable, Net of Current Portion	$85,533	$87,619

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended December 25, 2021 and December 26, 2020

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

A reconciliation of the beginning and ending balances of notes payable for the six months ended December 25, 2021 is as follows:

December 25,
2021
Balance at Beginning of Period	$191,115

Cash Additions	5,000
Paid-In-Kind Interest Capitalized	4,287
Cash Payments	(153)
Conversion of Convertible Debentures	(2,371)
Derivative Liability Incurred on Settlement of Debt	(3,145)
Shares Issued to Settle Debt	(4,030)
Non-Cash Loss on Extinguishment of Debt	2,176
Accretion of Debt Discount	2,543
Accretion of Debt Discount Included in Discontinued Operations	4,450

Balance at End of Period	199,872

Less Current Portion of Notes Payable	(114,339)

Notes Payable, Net of Current Portion	$85,533

Senior Secured Term Loan Facility

On October 1, 2018, the Company closed a $73,275 senior secured term loan facility (the “Facility”) with funds managed by Hankey Capital and with an affiliate of Stable Road Capital (the “Lenders”). On October 3, 2018, the Company closed an additional tranche of the Facility, which increased the principal amount of the loan to $77,675. The principal amount under the Facility will accrue interest at a rate of 7.5% per annum, paid monthly, with a maturity date of 24 months following the date of closing on October 1, 2018. The Company may repay the balance of the Facility at any time and from time to time, in whole or in part, with a prepayment penalty of 1% of the outstanding principal amount repaid if repaid before December 31, 2019. In connection with the Facility, the Company’s equity interests in MMOF SD LLC, MMOF VENICE LLC, MMOF DOWNTOWN COLLECTIVE LLC, MMOF BH LLC, and MMOF VEGAS 2 LLC were pledged as security.

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

Further, the Company cancelled the existing 16,211,284 and 1,023,256 warrants issued to the lenders exercisable at $4.97 and $4.73 per share, respectively, representing 100% of the loan amount. The Company issued new warrants to the lenders totaling 40,455,729 warrants exercisable at $0.60 per share until December 31, 2022. The new warrants may be exercised at the election of their holders on a cashless basis. The warrants issued in connection with the term loan facility met the scope exception under ASC 815, “Derivatives and Hedging” and are classified as equity instruments. The warrants are measured at fair value and recorded as a debt discount in connection with the term loan facility. See “Note 13 – Share-Based Compensation” for further information regarding the valuation method and assumptions used in determining the fair value of these equity instruments.

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended December 25, 2021 and December 26, 2020

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

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

The Company incurred an amendment fee of $834 that was added to the outstanding principal balance. As consideration for the amendment to the Facility, the Company issued approximately 20,227,863 warrants exercisable at $0.34 per share until July 2, 2025. The Company also cancelled 20,227,863 existing warrants held by the lenders exercisable at $0.60 per share until December 31, 2022. The warrants may be exercised at the election of their holders on a cashless basis. The warrants issued in connection with the term loan facility met the scope exception under ASC 815 and are classified as equity instruments. The change in fair value of the warrants was recorded as a debt discount in connection with the Facility. See “Note 13 – Share-Based Compensation” for further information regarding the valuation method and assumptions used in determining the fair value of these equity instruments.

On September 16, 2020, the Company entered into further amendments wherein the amount of funds available under the Facility was increased by $12,000, of which $5,700 was fully committed by the lenders through October 31, 2020. The additional amounts are funded through incremental term loans at an interest rate of 18.0% per annum wherein 12.0% shall be paid in cash monthly in arrears and 6.0% shall accrue monthly as payment-in-kind. In connection with each incremental draw under the amended Facility, the Company shall issue warrants equal to 200% of the incremental term loan amount, divided by the greater of (a) $0.20 per share and (b) 115% multiplied by the volume-weighted average trading price (“VWAP”) of the shares for the five consecutive trading days ending on the trading day immediately prior to the applicable funding date of the second tranche, which shall be the exercise price of the issued warrant. Such warrants are subject to a down round feature wherein the exercise price would be decreased in the event of the exercise of a down-round price reset of select warrants under the Convertible Facility. Refer to “Note 11 – Senior Secured Convertible Credit Facility” for further information. In addition, certain covenants and terms were added or amended, and the minimum liquidity covenant was waived until December 31, 2020. The amendment to the Facility was not deemed to be a substantial modification under ASC Subtopic 470-50. As consideration for the amendment, the Company issued approximately 20,227,863 warrants exercisable at $0.34 per share until September 16, 2025. The Company also cancelled 20,227,863 existing warrants held by the lenders exercisable at $0.60 per share until December 31, 2022. The change in fair value of the warrants was recorded as a debt discount in connection with the Facility.

On September 16, 2020, the Company closed on an incremental term loan of $3,000 under the amended Facility and issued 30,000,000 warrants with an exercise price of $0.20 per share until September 16, 2025. On October 30, 2020, the Company closed on an incremental term loan of $7,705 under the amended Facility and issued 77,052,790 warrants with an exercise price of $0.20 per share until September 14, 2025. The warrants may be exercised at the election of their holders on a cashless basis and are classified as equity instruments. See “Note 12 – Shareholders’ Equity” and “Note 13 – Share-Based Compensation” for further information.

On September 16, 2020 and September 28, 2020, the down round feature on the warrants issued in connection with the incremental term loan of $3,000 on September 16, 2020 was triggered wherein the exercise price was adjusted to $0.17 and $0.15 per share, respectively. The value of the effect of the down round feature was determined to be $405 and recognized as an increase in additional paid-in capital during the six months ended December 26, 2020.

On May 11, 2021, the Company completed an amendment of the Facility wherein certain covenants were added and amended. Specifically, the minimum liquidity covenant was amended to which the covenant will not apply if the Company pays and has paid the cash portion of interest accrued under the Facility when such cash interest becomes due and payable. Such covenant will continue to be applied in the event the Company has failed to make payments. The minimum liquidity balance was not amended. In addition, application of payments was added wherein proceeds from the sale of the New York disposal group shall be applied to the amended and restated Facility as of the amendment on July 2, 2020 in the principal amount of $83,123. As consideration for the amendment, the Company incurred a modification fee of $1,000 which is due from the earliest of (a) receipt of Level-Up proceeds, (b) the date of the Investment Agreement, and (c) the earlier of January 31, 2022. Fees paid to the Lender in connection with the amendment totaled $225. The amendment to the Facility was not deemed to be a substantial modification under ASC Subtopic 470-50.

Unsecured Convertible Facility

On June 28, 2021, the remaining principal amount of the unsecured convertible debenture facility of $2,500 was automatically converted into 16,014,664 Class B Subordinate Voting Shares in the amount of $2,008. In addition, 8,807,605 of the outstanding warrants under the unsecured convertible facility were exercised at varying prices for a net exercise price of $1,622.

Unsecured Promissory Note

On July 29, 2021, the Company entered into a short-term unsecured promissory note in the amount of $5,000 with various investors led by Serruya Private Equity Inc. (“SPE”), a related party, wherein the note bears interest at a rate of 6.0% per annum payable quarterly in arrears with a maturity date of August 18, 2021.

In connection with the equity investment on August 17, 2021, the Company settled the promissory note by the issuance of 20,833,333 units, consisting of 20,833,333 Subordinate Voting Shares and 5,208,333 warrants, based on an issue price of $0.24 and the relative portion of the Short-Term Warrant. Refer to “Note 12 – Shareholders’ Equity” for further information on the equity investment through private placement. The fair value of the equity instruments allocated to the settlement of debt was $4,030 and the fair value of the derivative liability allocated was $3,146. Accordingly, the Company recorded a loss on extinguishment of debt of $2,176 in the first quarter of 2022.

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended December 25, 2021 and December 26, 2020

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

11.	SENIOR SECURED CONVERTIBLE CREDIT FACILITY

As of December 25, 2021 and June 26, 2021, senior secured convertible credit facility consists of the following:

		December 25,	June 26,
	Tranche	2021	2021
Senior secured convertible notes dated April 23, 2019, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	1A	$21,952	$21,113

Senior secured convertible notes dated May 22, 2019, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	1B	94,545	91,185

Senior secured convertible notes dated July 12, 2019, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	2	30,744	29,580

Senior secured convertible notes dated November 27, 2019, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	3	11,905	11,454

Senior secured convertible notes dated March 27, 2020, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	4	14,003	13,497

Amendment fee converted to senior secured convertible notes dated October 29, 2019, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	-	22,474	21,624

Senior secured convertible notes dated April 24, 2020, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	IA-1	3,143	3,027

Senior secured convertible notes dated September 14, 2020, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	IA-2	6,078	5,848

Restatement fee issued in senior secured convertible notes dated March 27, 2020, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	-	9,488	9,105

Second restatement fee issued in senior secured convertible notes dated July 2, 2020, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	-	2,102	2,022

Third restatement advance issued in senior secured convertible notes dated January 11, 2021, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	-	11,820	11,373

Total Drawn on Senior Secured Convertible Credit Facility		228,254	219,828

Less Unamortized Debt Discount		(108,599)	(49,007)

Senior Secured Convertible Credit Facility, Net		$119,655	$170,821

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended December 25, 2021 and December 26, 2020

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

A reconciliation of the beginning and ending balances of senior secured convertible credit facility for the six months ended December 25, 2021 is as follows:

	Tranche 1	Tranche 2	Tranche 3	Tranche 4	Incremental Advance - 1	Incremental Advance - 2	3rd Advance	Amendment Fee Notes	Restatement Fee Notes	2nd Restatement Fee Notes	TOTAL
Balance as of June 26, 2021	$97,900	$25,266	$9,716	$2,407	$1,392	$3,195	$4,081	$18,973	$5,866	$2,023	$170,819

Paid-In-Kind Interest Capitalized	4,363	1,199	464	522	117	226	439	876	394	121	8,721
Net Effect on Debt from Extinguishment	730	1,036	464	(6,023)	(1,634)	(1,529)	(3,386)	176	(2,244)	-	(12,410)
Equity Component Debt - New and Amended	(25,909)	(6,957)	(2,694)	3,710	218	(1,684)	(805)	(5,086)	(2,181)	-	(41,388)
Net Effect on Debt from Derivative	(5,665)	(1,495)	(579)	(681)	(153)	(296)	(575)	(1,093)	(461)	(102)	(11,100)
Cash Paid for Debt Issuance Costs	(1,332)	(351)	(136)	(160)	(36)	(69)	(135)	(257)	(108)	(24)	(2,608)
Amortization of Debt Discounts	3,461	776	307	685	193	344	745	648	460	2	7,621

Balance as of December 25, 2021	$73,548	$19,474	$7,542	$460	$97	$187	$364	$14,237	$1,726	$2,020	$119,655

On August 17, 2021, the Company announced that Tilray, Inc. (“Tilray”) acquired a majority of the outstanding senior secured convertible notes (the “Notes”) under the senior secured convertible credit facility (the “Convertible Facility”) with Gotham Green Partners (“GGP”). Under the terms of the transaction, a newly formed limited partnership (the “SPV”) established by Tilray and other strategic investors acquired an aggregate principal amount of approximately $165,800 of the Notes and warrants issued in connection with the Convertible Facility, representing 75% of the outstanding Notes and 65% of the outstanding warrants under the Convertible Facility. Specifically, Tilray’s interest in the SPV represents rights to 68% of the Notes and related warrants held by the SPV, which are convertible into, and exercisable for, approximately 21% of the outstanding Subordinate Voting Shares of MedMen upon closing of the transaction. Tilray also has the right to appoint two non-voting observers of the Company’s Board of Directors.

In connection with the sale of the Notes, the Company amended and restated the securities purchase agreement (“A&R 4”, or the “Sixth Amendment”) to, among other things, extend the maturity date to August 17, 2028, eliminate any cash interest obligations and instead provide for payment-in-kind (“PIK”) interest, eliminate certain repricing/down-round provisions, and eliminate and revise certain restrictive covenants. All or a portion of the Notes and unpaid accrued interest are convertible into Subordinate Voting Shares at the option of the Note holder prior to the Notes repayment. The conversion price of the Notes and unpaid and accrued PIK interest prior to A&R 4 ranges from $0.1529 to $0.3400. Accrued payment-in-kind interest on the Notes incurred after A&R 4 will be convertible at price equal to the higher of 1) the trailing 30-day volume weighted average price of the Subordinate Voting Shares, and 2) lowest discounted price available pursuant to the pricing policies of the Canadian Securities Exchange (the “CSE”). A&R 4 PIK was classified as a liability in accordance with ASC 480, “Distinguishing Liabilities from Equity”. The Notes may not be prepaid until the federal legalization of cannabis. Under A&R 4, the Company is subject to certain financial covenants including minimum liquidity and maintenance of the annual budget, and certain negative covenants, including restrictions on incurring liens, debt and contingent obligations, sale of assets, conducting mergers, investments and affiliate transactions, making certain payments, organizational changes, and sale-leaseback transactions. The Company was in compliance with its covenants as of December 25, 2021. The Sixth Amendment was deemed to be a substantial modification under ASC Subtopic 470-50, “Modifications and Extinguishments” and the Company recorded a gain on extinguishment of debt in the amount of $12,410 in the first quarter of 2022.

The Notes will also provide the holders with a top-up (“Top-up”) right to acquire additional Subordinate Voting Shares and a preemptive (“Preemptive”) right with respect to future financings of the Company, subject to certain exceptions, upon the issuance by MedMen of certain Subordinate Voting Shares or Subordinate Voting Share-linked securities. Top-up rights provides the Note holders warrants for the number of Subordinate Voting Shares that maintains the Note holders their as-if converted ownership percentage of Subordinate Voting Shares (the “Top-up Warrants”). The Top-up Warrants exercise price is equal to the issue or conversion price of the Subordinate Voting Shares that triggered the Top-up Warrants. The Top-up Warrants expire at the earlier of five years or the date cannabis possession is federally legal. Preemptive rights allow the Note holders a first right to acquire its pro rata portion of certain future Subordinate Voting Share issuances at the price proposed by the Company. The Top-up and Preemptive rights were bifurcated from the Notes and classified as derivatives due to the variability in the number of shares and price in accordance with ASC 815, “Derivatives and Hedging”. See “Note 8 – Derivative Liabilities” for further discussion.

In connection with A&R 4, GGP has the ability to nominate an individual to serve on the Company’s Board of Directors for so long as GGP’s diluted ownership percentage is at least 10%.

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended December 25, 2021 and December 26, 2020

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

12.	SHAREHOLDERS’ EQUITY

Issued and Outstanding

A reconciliation of the beginning and ending issued and outstanding shares is as follows:

	Subordinate Voting Shares	Super Voting Shares	MM CAN USA Class B Redeemable Units	MM Enterprises USA Common Units
Balance as of June 26, 2021	726,866,374	-	95,212,601	725,016

Shares Issued for Cash, Net of Fees	406,249,973	-	-	-
Shares Issued to Settle Debt and Accrued Interest	20,833,333	-	-	-
Shares Issued to Settle Accounts Payable and Liabilities	4,280,848	-	-	-
Redemption of MedMen Corp Redeemable Shares	4,138,883	-	(4,138,883)	-
Shares Issued for Vested Restricted Stock Units and Cashless Exercise of Options	10,757,840	-	-	-
Shares Issued for Exercise of Warrants	8,807,605	-	-	-
Shares Issued for Conversion of Debt	16,014,665	-	-	-
Stock Grants for Compensation	2,169,771	-	-	-

Balance as of December 25, 2021	1,200,119,292	-	91,073,718	725,016

Equity Investment Through Private Placement

On August 17, 2021, the Company entered into subscription agreements with various investors led by Serruya Private Equity Inc. (“SPE”) to purchase $100,000 of units (each, a “Unit”) of the Company at a purchase price of $0.24 per Unit (the “Private Placement”) wherein each Unit consisted of one Class B Subordinate Voting Share and one-quarter share purchase warrant. Each warrant permits the holder to purchase one additional Subordinate Voting Share at an exercise price of $0.288 per share for a period of five years from the date of issuance. The warrants were classified within shareholders’ equity as additional paid-in capital in accordance with ASC 815-10, “Derivatives and Hedging” (“ASC 815-10”) and recorded at fair value. The Company issued a total of 416,666,640 Subordinate Voting Shares and 104,166,660 warrants for gross proceeds of $100,000 including the settlement of the unsecured promissory note of $5,000. The Company incurred stock issuance costs totaling $7,853, including the Backstop Commitment fee noted below, which were recorded as reductions in additional paid-in capital. Accordingly, the Company received proceeds totaling $92,147 net of fees in the first quarter of 2022. Refer to “Note 10 – Notes Payable” for further information. In connection with private placement, S5 Holdings LLC has the ability to nominate an individual to serve on the Company’s Board of Directors for so long as their diluted ownership percentage is at least 9%.

Each Unit issued to certain funds associated with SPE consisted of one Class B Subordinate Voting Share and one-quarter of one share purchase warrant, plus a proportionate interest in a short-term warrant (the “Short-Term Warrant”) which expires on December 31, 2021. At the option of the holders and upon payment of $30,000, the Short-Term Warrant entitles the holders to acquire (i) an aggregate of 125,000,000 Units at an exercise price of $0.24 per Unit, or (ii) $30,000 principal amount of notes at par, convertible into 125,000,000 Subordinate Voting Shares at a conversion price of $0.24 per share under the terms of the Convertible Facility. The proceeds from the exercise of the Short-Term Warrant, less fees and expenses, must be used to repay the senior secured term loan with Hankey Capital if any indebtedness is then outstanding. The Short-Term Warrant was classified as a liability in accordance with ASC 815-10 and recorded at fair value in the amount of $19,400. See “Note 8 – Derivative Liabilities” for further information.

Certain investors associated with SPE agreed to backstop the Private Placement (the “Backstop Commitment”). In consideration for providing the Backstop Commitment, the Company paid a fee of $2,500 in the form of 10,416,666 Class B Subordinate Voting Shares at a price of $0.24 per share.

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended December 25, 2021 and December 26, 2020

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

Non-Controlling Interests

Non-controlling interest represents the net assets of the subsidiaries that the holders of the Subordinate Voting Shares do not directly own. The net assets of the non-controlling interest are represented by the holders of MM CAN USA Redeemable Shares and the holders of MM Enterprises USA Common Units. Non-controlling interest also represents the net assets of the entities the Company does not directly own but controls through a management agreement. As of December 25, 2021 and June 26, 2021, the holders of the MM CAN USA Redeemable Shares represent approximately 7.05% and 11.58%, respectively, of the Company and holders of the MM Enterprises USA Common Units represent approximately 0.06% and 0.09%, respectively, of the Company.

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

As of and for the six months ended December 25, 2021, the balances of the VIEs consists of the following:

	Venice Caregivers Foundation, Inc.	LAX Fund II Group, LLC	Natures Cure, Inc.	TOTAL
Current Assets	$1,520	$1,006	$18,001	$20,527
Non-Current Assets	11,886	3,433	5,012	20,331

Total Assets	$13,406	$4,439	$23,013	$40,858

Current Liabilities	$8,681	$13,611	$3,662	$25,954
Non-Current Liabilities	9,481	2,413	1,146	13,040

Total Liabilities	$18,162	$16,024	$4,808	$38,994

Non-Controlling Interest	$(4,756)	$(11,585)	$18,205	$1,864

Revenues	$4,816	$-	$8,816	$13,632
Net (Loss) Income Attributable to Non-Controlling Interest	$(608)	$(2,206)	$3,911	$1,097

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended December 25, 2021 and December 26, 2020

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

As of the year ended June 26, 2021, the balances of the VIEs consists of the following:

	Venice Caregivers Foundation, Inc.	LAX Fund II Group, LLC	Natures Cure, Inc.	TOTAL
Current Assets	$1,366	$501	$13,261	$15,128
Non-Current Assets	12,596	2,865	4,958	20,419

Total Assets	$13,962	$3,366	$18,219	$35,547

Current Liabilities	$8,761	$10,302	$2,778	$21,841
Non-Current Liabilities	9,350	2,442	1,146	12,938

Total Liabilities	$18,111	$12,744	$3,924	$34,779

Non-Controlling Interest	$(4,149)	$(9,378)	$14,295	$768

Revenues	$2,246	$-	$3,439	$5,685
Net (Loss) Income Attributable to Non-Controlling Interest	$(886)	$(764)	$1,103	$(547)

The net change in the consolidated VIEs and other non-controlling interest are as follows for the six months ended December 25, 2021:

	Venice Caregivers Foundation, Inc.	LAX Fund II Group, LLC	Natures Cure, Inc.	Other Non- Controlling Interests	TOTAL
Balance as of June 26, 2021	$(4,149)	$(9,379)	$14,294	$(446,160)	$(445,394)

Net (Loss) Income	(607)	(2,206)	3,911	(7,708)	(6,610)

Redemption of MedMen Corp Redeemable Shares	-	-	-	(1,522)	(1,522)

Balance as of December 25, 2021	$(4,756)	$(11,585)	$18,205	$(455,390)	$(453,526)

Le Cirque Rouge, LP is a Delaware limited partnership that holds substantially all of the real estate assets owned by the REIT, conducts the REIT’s operations, and is financed by the REIT. Under ASC 810, “Consolidation”, the OP was determined to be a variable interest entity in which the Company has a variable interest. The Company was determined to have an implicit variable interest in the OP based on the leasing relationship and arrangement with the REIT. The Company was not determined to be the primary beneficiary of the VIE as the Company does not have the power to direct the activities of the VIE that most significantly affect its economic performance. As of December 25, 2021, the Company continues to have a variable interest in the OP. During the six months ended December 25, 2021, the Company did not provide any financial or other support to the REIT other than the completion of the sale and leaseback transactions and the REIT being a lessor on various leases as described in “Note 9 – Leases”. Accordingly, Le Cirque Rouge, LP is not consolidated as a variable interest entity within the Condensed Consolidated Financial Statements.

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended December 25, 2021 and December 26, 2020

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

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

A summary of share-based compensation expense for the three and six months ended December 25, 2021 and December 26, 2020 is as follows:

	Three Months Ended		Six Months Ended
	December 25,	December 26,	December 25,	December 26,
	2021	2020	2021	2020
Stock Options	$98	$1,538	$1,314	$2,546
Stock Grants for Compensation	207	(60)	541	121
Restricted Stock Grants	403	280	1,957	437

Total Share-Based Compensation	$708	$1,758	$3,812	$3,104

Stock Options

A reconciliation of the beginning and ending balance of stock options outstanding is as follows:

	Number of Stock Options	Weighted- Average Exercise Price
Balance as of June 26, 2021	14,752,960	$1.40

Granted	4,084,005	$0.28
Exercised	(1,473,534)	$(0.17)
Forfeited	(2,766,781)	$(2.11)

Balance as of December 25, 2021	14,596,650	$1.12

Stock Options Exercisable as of December 25, 2021	13,783,375	$1.07

For the three and six months ended December 25, 2021, the fair value of stock options granted with a fixed exercise price was determined using the Black-Scholes option-pricing model with the following assumptions at the time of grant:

Weighted-Average Risk-Free Annual Interest Rate	0.97%
Weighted-Average Expected Annual Dividend Yield	0.0%
Weighted-Average Expected Stock Price Volatility	131.7%
Weighted-Average Expected Life in Years	5.00
Weighted-Average Estimated Forfeiture Rate	0.0%

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended December 25, 2021 and December 26, 2020

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

Long-Term Incentive Plan (“LTIP”) Units and LLC Redeemable Units

A reconciliation of the beginning and ending balances of the LTIP Units and LLC Redeemable Units issued for compensation outstanding is as follows:

Weighted
	LTIP Units	LLC	Average
	Issued and	Redeemable	Grant Date
	Outstanding	Units	Fair Value
Balance as of June 26, 2021 and December 25, 2021	19,323,878	725,016	$0.52

Restricted Stock Units

A reconciliation of the beginning and ending balance of restricted stock units outstanding is as follows:

	Issued and Outstanding	Vested (1)	Weighted- Average Fair Value
Balance as of June 26, 2021	20,888,394	897,294

Granted	19,288,397	-	$0.32
Forfeiture of Restricted Stock (2)	(5,218,765)	-	$(0.37)
Redemption of Vested Stock	(9,284,306)	(9,284,306)	$(0.44)
Vesting of Restricted Stock	-	9,004,649	$0.41

Balance as of December 25, 2021	25,673,720	617,667

(1)	Restricted stock units were issued on September 24, 2021 and vests 37.5% on the first anniversary, 12.5% on the second anniversary, 37.5% on the third anniversary, and 12.5% on the fourth anniversary of the grant date.

(2)	Restricted stock units were forfeited upon resignation of certain employees prior to their vesting during the six months ended December 25, 2021.

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended December 25, 2021 and December 26, 2020

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

Warrants

A reconciliation of the beginning and ending balance of warrants outstanding is as follows:

	Number of Warrants Outstanding
	Subordinate Voting Shares	MedMen Corp Redeemable Shares	TOTAL	Weighted- Average Exercise Price
Balance as of June 26, 2021	259,462,609	97,430,456	356,893,065	$0.33

Issued	135,716,660	-	135,716,660	$0.29
Exercised	(8,807,605)	-	(8,807,605)	$(0.18)

Balance as of December 25, 2021	386,371,664	97,430,456	483,802,120	$0.32

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

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended December 25, 2021 and December 26, 2020

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

14.	LOSS PER SHARE

The following is a reconciliation for the calculation of basic and diluted loss per share for the three and six months ended December 25, 2021 and December 26, 2020:

	Three Months Ended		Six Months Ended
	December 25,	December 26,	December 25,	December 26,
	2021	2020	2021	2020
Net Loss from Continuing Operations Attributable to Shareholders of MedMen Enterprises Inc.	$(13,535)	$(43,306)	$(62,418)	$(58,977)
Less Deemed Dividend - Down Round Feature of Warrants	-	(1,481)	-	(6,364)

Net Loss from Continuing Operations Available to Shareholders of MedMen Enterprises Inc.	(13,535)	(44,787)	(62,418)	(65,341)
Net Loss from Discontinued Operations	(5,492)	(6,390)	(11,939)	(12,639)

Total Net Loss	$(19,027)	$(51,177)	$(74,357)	$(77,980)

Weighted-Average Shares Outstanding - Basic and Diluted	1,198,515,279	482,903,106	1,070,605,666	452,806,117

Loss Per Share - Basic and Diluted:

From Continuing Operations Attributable to Shareholders of MedMen Enterprises Inc.	$(0.01)	$(0.09)	$(0.06)	$(0.14)

From Discontinued Operations Attributable to Shareholders of MedMen Enterprises Inc.	$0.00	$(0.01)	$(0.01)	$(0.03)

Diluted loss per share is the same as basic loss per share as the issuance of shares on the exercise of convertible debentures, LTIP share units, warrants and share options is anti-dilutive.

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended December 25, 2021 and December 26, 2020

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

15.	GENERAL AND ADMINISTRATIVE EXPENSES

During the three and six months ended December 25, 2021 and December 26, 2020, general and administrative expenses consisted of the following:

	Three Months Ended		Six Months Ended
	December 25,	December 26,	December 25,	December 26,
	2021	2020	2021	2020
Salaries and Benefits	$10,957	$8,165	$21,616	$18,639
Professional Fees	7,954	3,593	15,512	7,200
Rent	6,832	5,872	13,802	15,527
Licenses, Fees and Taxes	1,502	1,387	4,329	4,790
Share-Based Compensation	2,370	2,644	2,370	2,644
Deal Costs	1,177	2,114	2,835	2,337
Restructuring Expenses	2,764	1,180	2,764	1,180
Other General and Administrative	1,747	6,855	8,566	9,732

Total General and Administrative Expenses	$35,303	$31,810	$71,794	$62,049

16.	OTHER OPERATING EXPENSE

During the three and six months ended December 25, 2021 and December 26, 2020, other operating expense consisted of the following:

	Three Months Ended		Six Months Ended
	December 25,	December 26,	December 25,	December 26,
	2021	2020	2021	2020
(Gain) Loss on Disposals of Assets	$(142)	$528	$(127)	$385
Restructuring and Reorganization Expense	386	591	2,764	1,180
(Gain) Loss on Settlement of Accounts Payable	-	1,186	(530)	1,026
Loss (Gain) on Lease Terminations	174	(1,280)	174	(17,909)
Gain on Disposal of Assets Held For Sale	-	-	-	(12,415)
Other Loss	213	1,676	196	1,360

Total Other Operating Expense (Income)	$631	$2,702	$2,478	$(26,374)

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended December 25, 2021 and December 26, 2020

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

17.	PROVISION FOR INCOME TAXES AND DEFERRED INCOME TAXES

The following table summarizes the Company’s income tax expense and effective tax rates for the three and six months ended December 25, 2021 and December 26, 2020:

	Three Months Ended		Six Months Ended
	December 25,	December 26,	December 25,	December 26,
	2021	2020	2021	2020
Loss from Continuing Operations Before Provision for Income Taxes	$(23,004)	$(39,912)	$(57,474)	$(54,226)
Income Tax Benefit (Expense)	$8,138	$(22,560)	$(11,555)	$(34,843)
Effective Tax Rate	35%	-57%	-20%	-64%

For the three and six months ended December 25, 2021, the Company calculated its provision for income taxes during its interim reporting periods by applying an estimate of the annual effective tax rate for the full year “ordinary” income or loss for the respective reporting period.

As the Company operates in the legal cannabis industry, the Company is subject to the limits of IRC Section 280E for U.S. federal, Illinois state, Florida state, Massachusetts state and New York state income tax purposes under which the Company is only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E. However, the State of California does not conform to IRC Section 280E and, accordingly, the Company deducts all operating expenses on its California Franchise Tax Returns.

The Company has approximately gross $8,500 (tax effected $2,300) of Canadian non-capital losses and $6,915 (tax effected $1,833) of share issuance cost 20(1)(e) balance. The loss tax attribute has been determined to be more likely than not that the tax attribute would not yield any tax benefit. As such, the Company has recorded a full valuation allowance against the benefit. Since IRC Section 280E was not applied in the California Franchise Tax Returns, the Company has approximately $210,000 of gross California net operating losses which begin expiring in 2033 as of June 26, 2021. The Company has evaluated the realization of its California net operating loss tax attribute and has determined under the more likely than not standard that $207,000 will not be realized.

The effective tax rate for the three and six months ended December 25, 2021 varies widely from the three and six months ended December 26, 2020, respectively, primarily due to the Company’s forecasted income and related 280E expenditures. The Company incurred a large amount of expenses that were not deductible due to IRC Section 280E limitations, which resulted in income tax expense being incurred while there were pre-tax losses for the quarter.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, and in Canada. The Company is generally subject to audit by taxing authorities in various U.S., state, and in foreign jurisdictions for fiscal years 2013 through the current fiscal year. As of December 25, 2021, the Company had $16,600 of unrecognized tax benefits, all of which would reduce income tax expense and the effective tax rate if recognized. During the three and six months ended December 25, 2021, the Company recognized a net discrete tax expense of $140 primarily related on interest of past liabilities. During the next twelve months, the Company does not estimate any material reduction in its unrecognized tax benefits.

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended December 25, 2021 and December 26, 2020

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

18.	COMMITMENTS AND CONTINGENCIES

Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of these regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulations as of December 25, 2021 and June 26, 2021, marijuana regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties or restrictions in the future.

Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of December 25, 2021, there were no pending or threatening lawsuits that could be reasonably assessed to have resulted in a probable loss to the Company in an amount that can be reasonably estimated. As such, no accrual has been made in the Condensed Consolidated Financial Statements relating to claims and litigations. As of December 25, 2021, there are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party to the Company or has a material interest adverse to the Company’s interest.

In July 2018, a legal claim was filed against the Company related to alleged misrepresentations in respect of a financing transaction completed in May 2018. During the year ended June 26, 2021, the claim was settled for a total of C$575 of which C$250 shall be paid in Class B Subordinate Voting Shares. The settlement liability has been accrued in the Consolidated Balance Sheet.

In late January 2019, the Company’s former Chief Financial Officer (“CFO”) filed a complaint against MM Enterprises in the Superior Court of California, County of Los Angeles, seeking damages for claims relating to his employment. The Company is currently defending against this lawsuit, which seeks damages for wrongful termination, breach of contract, and breach of implied covenant of good faith. The former CFO’s employment agreement provided for the payment of severance in the event of termination without cause. In November 2021, the lawsuit was ruled in favor of the Company on all claims and determined the Company did not owe any damages.

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

In April 2020, a complaint was filed against the Company related to a contemplated acquisition in which the plaintiffs are seeking damages for alleged breach of contract and breach of implied covenant of good faith and fair dealing. While no amounts have been identified in the claim, the Company estimated this to be approximately $5,200. The Company believes the likelihood of a loss contingency is remote. As such, no amount has been accrued in the financial statements.

In May 2020, litigation was filed against the Company related to a purchase agreement and secured promissory note for a previous acquisition. The Company is currently defending against this lawsuit, which claims for breach of contract, breach of implied covenant of good faith and fair dealing, common law fraud and securities fraud. The plaintiffs are seeking damages for such claims in which the amount is currently not reasonably estimable. Therefore, pursuant to ASC 450, “Contingencies” (“ASC 450”), a liability has not been recorded in these financial statements. In response, the Company filed a counterclaim and is seeking entitlement to proceeds of the sale, net of amounts owed under the secured promissory note which is in dispute. The plaintiffs filed an appeal to the ruling on the entitlement of proceeds in excess of the secured promissory note. In accordance with ASC 450, any loss recoveries related to the Company’s counterclaim have not been recorded. In addition, net proceeds resulting from the sale was not recognized as a receivable as the amount is not reasonably estimable.

In September 2020, a legal dispute was filed against the Company related to the separation of a former officer in which the severance issued is currently being disputed. The Company believes the likelihood of loss is remote. As a result, no amount has been set up for potential damages in these financial statements.

In February 2020, a legal dispute was filed against the Company and settled in December 2020 for approximately $2,400. As of December 25, 2021, the settlement was paid in full and no balance remains in the Consolidated Balance Sheet.

In December 2020, a lawsuit was filed against the Company related to a previous acquisition alleging that the plaintiffs were owed additional compensation. In the complaint, the plaintiffs allege breach of contract, breach of implied covenant of good faith and fair delaying, fraud and unjust enrichment, among other causes of actions. The plaintiffs are seeking the issuance of 51,716,141 shares, which has been accrued in the Consolidated Balance Sheet as of December 25, 2021, and other monetary damages. The litigation is at an early stage and the likelihood of a loss contingency is remote. The amount of other monetary damages is not reasonably estimable and thus, no amount has been accrued in these financial statements. During the six months ended December 25, 2021, the parties entered into a partial settlement in the amount of $1,050 of which $245 is remaining as of December 25, 2021 and has been accrued in the Consolidated Balance Sheet.

In January 2021, a cross-complaint was filed against the Company related a lien foreclosure alleging breach of contract, quantum merit and implied indemnity. The Company is actively defending the legal matter which the claimant is seeking payment of outstanding payables totaling approximately $11,000 which has been accrued in these financial statements.

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended December 25, 2021 and December 26, 2020

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

19.	RELATED PARTY TRANSACTIONS

No related party balances due to the Company as of December 25, 2021 and June 26, 2021 had any formal contractual agreements regarding payment terms or interest. As of December 25, 2021 and June 26, 2021, other amounts due to related parties was $1,477 and $1,477, respectively, were recorded in the Condensed Consolidated Balance Sheets.

On August 17, 2021, Superhero Acquisition, L.P., in which Tilray is an investor, acquired the majority of the outstanding senior secured convertible notes and warrants held by GGP and GGP no longer held significant influence over the Company and therefore as of September 25, 2021, was not considered a related party under ASC 850,“Related Party Disclosures” (“ASC 850”), however GGP was during the fiscal year ended June 26, 2021. As of August 17, 2021, the Company determined Tilray to be a related party as a result of Tilray having significant influence over the Company. See “Note 11 – Senior Secured Convertible Credit Facility” for a full disclosure of the SPV and A&R 4.

On August 17, 2021, the Company entered an equity investment through private placement led by SPE. In connection with the private placement, the Company appointed Michael Serruya, SPE’s Managing Director, as a member of its board of directors. As of August 17, 2021, the Company determined SPE to be a related party as a result of the private placement and involvement with the Board. See “Note 12 – Shareholders’ Equity” for discussion on the private placement transaction. In November 2021, the Company appointed Mr. Serruya as Chairman of the Board and Interim Chief Executive Officer.

In March 2020, the Company entered into a restructuring plan and retained Sierra Constellation Partners LLC (“SCP”) wherein Tom Lynch of SCP was appointed as Chief Executive Officer and Chairman of the Board and Tim Bossidy of SCP was appointed as Chief Operating Officer. As of December 25, 2021, Mr. Lynch and Mr. Bossidy are no longer with the Company. In December 2020, Reece Fulgham of SCP was appointed as Chief Financial Officer. During the six months ended December 25, 2021, the Company had paid $1,897 in fees to SCP for interim management and restructuring support. During the six months ended December 25, 2021, Mr. Lynch and Mr. Bossidy each received 214,030 stock options and 850,036 restricted stock units.

The Company’s Board of Directors each receive quarterly fees of $200 of which one-third is paid in cash and two-thirds is paid in Class B Subordinate Voting Shares. The Class B Subordinate Voting Shares is recorded as a restricted stock unit until settled.

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended December 25, 2021 and December 26, 2020

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

20.	SEGMENT INFORMATION

The Company currently operates in one segment, the production and sale of cannabis products, which is how the Company’s Chief Operating Decision Maker manages the business and makes operating decisions. The Company’s cultivation operations are not considered significant to the overall operations of the Company. Intercompany sales and transactions are eliminated in consolidation.

21.	REVENUE

While the Company operates in one segment as disclosed in “Note 20 – Segment Information”, the Company is disaggregating its revenue by geographical region in accordance with ASC 606, “Revenue from Contracts with Customers”. Revenue by state for the periods presented are as follows:

	Three Months Ended		Six Months Ended
	December 25,	December 26,	December 25,	December 26,
	2021	2020	2021	2020
California	$23,368	$19,775	$47,994	$40,508
Nevada	3,855	3,020	7,935	6,792
Florida	3,607	3,144	6,677	5,337
Illinois	4,105	4,909	8,434	11,723
Arizona	4,174	1,743	7,875	3,341
Massachusetts	15	-	15	-

Revenue from Continuing Operations	$39,124	$32,591	$78,930	$67,701

Revenue from Discontinued Operations	4,458	2,926	8,729	5,043

Total Revenue	$43,582	$2,926	$8,729	$5,043

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended December 25, 2021 and December 26, 2020

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

22.	DISCONTINUED OPERATIONS

New York

In February 2021, management entered into a plan to sell MedMen NY, Inc. wherein the Company entered into a definitive investment agreement to sell a controlling interest in MedMen NY, Inc. Consequently, assets and liabilities allocable to the operations within the state of New York were classified as a discontinued operation. The assets associated with the New York component were measured at the lower of the carrying amount or fair value less cost to sell. All profit or loss relating to the New York operations were eliminated from the Company’s continuing operations and are shown as a single line item in the Condensed Consolidated Statements of Operations. Of the total sales price of $73,000, the cash purchase price was to be used to repay a portion of the Senior Secured Term Loan Facility. Accordingly, the total amount of interest expense and amortization of debt discounts allocated to discontinued operations was $5,560 and $5,151 for the three months ended December 25, 2021 and December 26, 2020, respectively, and $10,407 and $9,391 for the six months ended December 25, 2021 and December 26, 2020.

On January 3, 2022, the Company announced its termination of the investment agreement. As of December 25, 2021, the operations within the state of New York remained classified as discontinued operations. See “Note 23 – Subsequent Events”.

Arizona

During the fiscal year ended June 26, 2021, the Company had a change in plan of sale for the remaining Arizona disposal group. As a result, the assets no longer meet the held for sale criteria and are required to be reclassified as held and used at the lower of adjusted carrying value or the fair value at the date of the subsequent decision not to sell. During the six months ended December 25, 2021, revenues, net income, net depreciation and amortization, in the amounts of $7,875, $1,656 and $411, respectively, is included in continuing operations in the Condensed Consolidated Statements of Operations. During the six months ended December 26, 2020, revenues, net loss, net depreciation and amortization, in the amounts of $3,341, $1,013 and $81, respectively, were reclassified to continuing operations and is included in the Condensed Consolidated Statements of Operations.

The operating results of the discontinued operations are summarized as follows:

	Three Months Ended		Six Months Ended
	December 25,	December 26,	December 25,	December 26,
	2021	2020	2021	2020
Revenue	$4,458	$2,926	$8,729	$5,043
Cost of Goods Sold	3,427	1,260	5,669	2,680

Gross Profit	1,031	1,666	3,060	2,363

Expenses:
General and Administrative	2,318	2,479	4,095	4,898
Sales and Marketing	6	6	13	12
Depreciation and Amortization	(65)	865	(49)	1,511
Other Income	-	-	(245)	-

Total Expenses	2,259	3,350	3,814	6,421

Loss from Operations	(1,228)	(1,684)	(754)	(4,058)

Other Expense:
Interest Expense	3,172	2,586	5,994	4,944
Amortization of Debt Discount and Loan Origination Fees	2,406	2,120	4,450	3,636

Total Other Expense	5,578	4,706	10,444	8,580

Loss from Discontinued Operations Before Provision for Income Taxes	(6,806)	(6,390)	(11,198)	(12,638)
Provision for Income Tax Benefit (Expense)	1,314	-	(741)	-

Net Loss from Discontinued Operations	$(5,492)	$(6,390)	$(11,939)	$(12,638)

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended December 25, 2021 and December 26, 2020

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

The carrying amounts of assets and liabilities in the disposal group are summarized as follows:

	December 25,	June 26,
	2021	2021
Carrying Amounts of the Assets Included in Discontinued Operations:
Cash and Cash Equivalents	$1,328	$902
Restricted Cash	5	5
Accounts Receivable and Prepaid Expenses	193	234
Inventory	4,069	4,899
Property and Equipment, Net	12,712	12,683
Operating Lease Right-of-Use Assets	18,394	19,136
Intangible Assets, Net	10,583	10,583
Other Assets	457	457

TOTAL ASSETS OF THE DISPOSAL GROUP CLASSIFIED AS HELD FOR SALE	$47,741	$48,899

Carrying Amounts of the Liabilities Included in Discontinued Operations:
Accounts Payable and Accrued Liabilities	$2,251	$3,082
Income Taxes Payable	3,117	1,536
Other Current Liabilities	-	125
Current Portion of Operating Lease Liabilities	2,892	2,326
Current Portion of Finance Lease Liabilities	1	1
Operating Lease Liabilities, Net of Current Portion	19,431	20,272
Finance Lease Liabilities, Net of Current Portion	350	349
Deferred Tax Liabilities	5,842	5,458

TOTAL LIABILITIES OF THE DISPOSAL GROUP CLASSIFIED AS HELD FOR SALE	$33,884	$33,149

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Six Months Ended December 25, 2021 and December 26, 2020

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

23.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through February 8, 2022, which is the date these Condensed Consolidated Financial Statements were issued, and has concluded that the following subsequent events have occurred that would require recognition in the Condensed Consolidated Financial Statements or disclosure in the notes to the Condensed Consolidated Financial Statements.

Termination of Investment Agreement

On January 3, 2022, the Company announced the termination of the investment agreement to sell a controlling interest in the Company’s operations in the state of New York. Refer to “Note 22 – Discontinued Operations” for further information. Subsequently, the third party filed a complaint against the Company seeking specific performance of the investment agreement.

Sixth Modification to Senior Secured Term Loan Facility

On February 2, 2022, the Company executed the Sixth Modification to its Senior Secured Term Loan Facility, (the “Sixth Modification”), with Hankey Capital, LLC, (the “Lender) extending the maturity date and making certain amendments to the Commercial Loan Agreement, dated October 1, 2018, as amended, restated, supplemented, and/or as modified. As of December 25, 2021, the date of these financial statements, and as of February 2, 2022, the date of the Sixth Modification, the outstanding amounts due are approximately $113,600 and $114,300, respectively. The Sixth Modification extends the stated maturity date of January 31, 2022 of the Facility for a period of six months; specifically, July 31, 2022 with respect to Facility, and August 1, 2022 with respect to the incremental term loans (collectively, the “Term Loans”). The Sixth Modification makes no modification to the current interest rate. The Sixth Modification provides that the definitive documentation with respect to the conditional purchase of the Term Loans by Superhero Acquisition, L.P., an existing lender under the Company’s Senior Secured Convertible Purchase Agreement dated August 7, 2021, must be entered within 45 days or the stated maturity date of the Term Loans become due. Refer to “Note 10 – Notes Payable” for further information about the debt due to the lender.

The Sixth Modification requires that the Company make a mandatory prepayment of at least $37,500 in the event the sale of certain assets and imposes covenants in regards strategic actions the Company must implement if it is unable to pay the Term Loans by the extended stated maturity date.

The Company agreed to prepay $20,000 on the Term Loans and pay a fee of $1,000 to the Term Loan lenders in consideration of the Sixth Modification, which fee will be paid in Class B Subordinate Voting Shares (“Shares”) with a deemed price of $0.1247 (C$0.1582) for a total of 8,021,593 Shares (the “Fee Shares”), with any difference in realized net proceeds that is less than $1,000 from the sale of the Fee Shares during a 30-day period, to the extent such Fee Shares are sold, reimbursed in cash. The Company agreed to file with the Securities and Exchange Commission a registration statement on Form S-1 registering for resale the Fee Shares.

The issuance of the Fee Shares as part of the Sixth Modification triggered the right of holders of convertible notes under the Convertible Facility to be issued five-year warrants in order to maintain their pro rata ownership interest (on a partially diluted basis) in the Shares. A total of 6,682,567 warrants (the “Top-up Warrants”), each entitling the holder to purchase one Share at a purchase price of $0.1247 (C$0.1582), will be issued to the holders of convertible notes under the Convertible Facility. Refer to “Note 8 – Derivative Liabilities” for further information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of MedMen Enterprises Inc. (“MedMen Enterprises”, “MedMen” or the “Company”) is for the three and six months ended December 25, 2021. The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and the accompanying notes presented in Item 1 of this Form 10-Q and those discussed in Item 15 of the Company’s Annual Report on Form 10-K (the “Form 10-K”) filed with the SEC on September 24, 2021. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below for many reasons, including the risks described in “Disclosure Regarding Forward-Looking Statements,” Item 1A—”Risk Factors” and elsewhere in this Form 10-Q.

Overview

MedMen is a cannabis retailer based in the U.S. with flagship locations in Los Angeles, Las Vegas, and Chicago. MedMen offers a robust selection of high-quality products, including MedMen-owned brands, LuxLyte, and MedMen Red through its premium retail stores, proprietary delivery service, as well as curbside and in-store pick up. As of December 25, 2021, the Company owns 29 store locations across California (12), Florida (7), Nevada (3), Illinois (1), Arizona (1), Massachusetts (1) and New York (4). On December 21, 2021, we announced the opening of our newest store location in Boston’s famed Fenway Park area. Occupying 4,725 square feet of prime retail space on 120 Brookline Avenue, MedMen Fenway marks the Company’s entry into Massachusetts’ booming adult-use market.

On September 30, 2021, the landlord of the California and Nevada Cultivation Facilities approved the third party to operate the leased facilities which effectuated the Management Agreement. The Management Agreement provides the third party an option to acquire all the assets used in the Cultivation Facilities, including the cannabis licenses and equipment, for $1 (the “Purchase Option”). The fee for the services under the Management Agreement is 100% and 30% of the California and Nevada Cultivation Facilities net revenue, respectively. The term of the Management Agreement remains in effect until the earlier of (a) the closing of any sale pursuant to the Purchase Option and (b) the expiration of the term, as applicable, of the master lease, at which time this Management Agreement shall automatically terminate without any further action of the Parties. As of December 25, 2021, the Management Agreement remains in effect as neither termination condition has occurred.. The Company determined that as of the effective date of the Management Agreement, or October 1, 2021, the Company no longer has a controlling interest in the Cultivation Facilities, and therefore these entities are no longer included in the Company’s financial statements. The deconsolidation did not have a material impact on the Company’s Condensed Financial Statements.

On February 25, 2021, the Company entered into a definitive investment agreement (the “Investment Agreement”) to sell a controlling interest in MedMen NY, Inc. equity of approximately 86.7% with the option to purchase the remaining equity of approximately 13.3% that the Company will retain in MedMen NY, Inc. following the sale for a total sales price of up to $73,000,000. In conjunction with the Investment Agreement, MedMen NY, Inc. would engage the services of the purchaser pursuant to a management agreement until regulatory approval has been obtained. The aggregate sales price consists of a cash purchase price of $35,000,000, subject to adjustments and a senior secured promissory note of $28,000,000 which shall be assigned to Hankey Capital in partial satisfaction of the outstanding debt, and within five business days after the first sale by MedMen NY, Inc. of adult-use cannabis products at one or more of its retail store locations, additional shares of MedMen NY, Inc. would be purchased for $10,000,000 in cash. The proceeds in cash would be used to repay a portion of the Hankey Capital notes payable due by the Company. Accordingly, the total amount of interest expense and amortization of debt discounts and loan origination fees related to the Senior Secured Term Loan Facility allocated to discontinued operations was $5,559,956 and $5,151,304 for the three months ended December 25, 2021 and December 26, 2020, respectively, and $10,407,258 and $9,391,363 for the six months ended December 25, 2021 and December 26, 2020. On January 3, 2022, we announced the termination of this Investment Agreement.

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

The Company’s fiscal year is a 52/53-week year ending on the last Saturday in June. For the current interim period, the three and six months ended December 25, 2021 and December 26, 2020 refer to the 13 and 26 weeks ended therein.

Selected Financial Data

The following table sets forth the Company’s selected consolidated financial data for the periods, and as of the dates, indicated. The Condensed Consolidated Statements of Operations data for the three and six months ended December 25, 2021 and December 26, 2020 have been derived from the Condensed Consolidated Financial Statements of the Company and its subsidiaries, which are included in Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”).

The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” (“MD&A”) and the Condensed Consolidated Financial Statements and related notes presented in Item 1 of this Form 10-Q.

	Three Months Ended		Six Months Ended
	December 25,	December 26,	December 25,	December 26,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$39.1	$32.6	$78.9	$67.7
Gross Profit	$19.2	$16.8	$36.7	$33.3
Loss from Operations	$(25.1)	$(26.9)	$(54.2)	$(20.9)
Total Other (Income) Expense	$(2.1)	$13.1	$3.2	$33.3
Net Loss from Continuing Operations	$(14.9)	$(62.6)	$(69.0)	$(89.1)
Net Loss from Discontinued Operations, Net of Taxes	$(5.5)	$(6.4)	$(11.9)	$(12.6)
Net Loss	$(20.4)	$(69.0)	$(81.0)	$(101.7)
Net Loss Attributable to Non-Controlling Interest	$(1.3)	$(19.2)	$(6.6)	$(30.1)
Net Loss Attributable to Shareholders of MedMen Enterprises Inc.	$(19.1)	$(49.8)	$(74.4)	$(71.6)

Adjusted Net Loss from Continuing Operations (Non-GAAP)	$(26.7)	$(57.0)	$(86.6)	$(92.1)
EBITDA from Continuing Operations (Non-GAAP)	$(3.3)	$(19.0)	$12.4	$(14.7)
Adjusted EBITDA from Continuing Operations (Non-GAAP)	$(15.2)	$(13.0)	$(29.8)	$(25.7)

Factors Affecting Our Business

Management believes that the nascent cannabis industry represents an extraordinary opportunity in which the Company’s performance and success depend on a number of factors:

●	Market Expansion. The Company’s success in achieving a desirable retail footprint is attributable to its market expansion strategy, which was a key driver of revenue growth. The Company exercises discretion in focusing on investing in retail locations that can deliver near term increased earnings to the Company.

●	Retail Growth. MedMen stores are located in premium locations in markets such as California, Nevada, Arizona, Illinois, New York, Florida and Massachusetts. As we continue to drive to increase sales, management expects to leverage its retail footprint to develop a robust distribution model.

➢	On October 19, 2021, we announced the re-opening of our Tallahassee, Florida store location on 1126 Thomasville Road. The approximately 4,000-square-foot Tallahassee storefront occupies a critical hub in Florida’s capital city.

➢	On December 21, 2021, we announced the opening of our newest store location in Boston’s famed Fenway Park area. Occupying 4,725 square feet of prime retail space on 120 Brookline Avenue, MedMen Fenway marks the Company’s entry into Massachusetts’ booming adult-use market.

Our retail store count is as follows:

	December 25,	December 26,
	2021	2020
Active Stores*	29	24
Temporarily Closed**	4	5
Total Stores	33	29

*	Number of active stores includes four in the state of New York which are classified as discontinued operations.
**	For the fiscal second quarter of 2022, four retail locations in the state of Florida have remained temporarily closed in order to redirect inventory from its Eustis cultivation facility to its highest performing stores. As of December 25, 2021, the Company had 25 active retail locations related to continuing operations.

●	Direct-to-Consumer Channel Rollout. MedMen Delivery is available in California and Florida. The Company benefited from increased traction with in-store pickup as well as delivery service, curbside pickup and loyalty rewards program. During the second quarter, we invested $1,129,099 in sales and marketing of which $551,000 was in the support of new innovative direct-to-consumer initiatives.

●

COVID-19. We continuously address the effects of the COVID-19 pandemic, a discussion of which is available in sections entitled “Risk Factors” in Item 1A and “COVID-19 Pandemic” in Item 7 under in our Annual Report on Form 10-K for the fiscal year ended June 26, 2021. Our business and operating results for the three and six months ended December 25, 2021, continue to be impacted by the COVID-19 pandemic, including the Omicron variant. During the second quarter, we experienced declines in traffic during key holidays, including the week of Thanksgiving and of Christmas, which typically drive volume as customers shop for the holidays. The overall impact on our business continues to depend on the length of time that the pandemic continues, the extent to which it affects our ability to raise capital, and the effect of governmental regulations imposed in response to the pandemic as well as uncertainty regarding all of the foregoing. At this time, it is unclear how long these measures may remain in place, what additional measures maybe imposed, or when our operations will be restored to the levels that existed prior to the COVID-19 pandemic. The Company continues to implement and evaluate actions to strengthen its financial position and support the continuity of its business and operations.

Trends

MedMen is subject to various trends that could have a material impact on the Company, its financial performance and condition, and its outlook as the company progresses into the future. A deviation from expectations for these trends could cause actual results to differ materially from those expressed or implied in forward-looking information included in this MD&A and the Company’s financial statements. These trends include, but are not limited to, the liberalization of cannabis laws, popular support for cannabis legalization, new and changing price discounting market practices and balanced supply and demand in states.

Results of Operations

Our consolidated results, in millions, except for per share and percentage data, for the three and six months ended December 25, 2021, compared to three and six months ended December 26, 2020, are as follows:

	Three Months Ended				Six Months Ended
	December 25,	December 26,			December 25,	December 26,
($ in Millions)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(unaudited)	(unaudited)			(unaudited)	(unaudited)
Revenue	$39.1	$32.6	$6.5	20%	$78.9	$67.7	$11.2	17%
Cost of Goods Sold	19.9	15.8	4.1	26%	42.2	34.4	7.8	23%

Gross Profit	19.2	16.8	2.4	14%	36.7	33.3	3.4	10%

Operating Expenses:
General and Administrative	35.3	31.8	3.5	11%	71.8	62.0	9.8	16%
Sales and Marketing	1.1	0.2	0.9	450%	1.8	0.4	1.4	350%
Depreciation and Amortization	7.6	8.9	(1.3)	(15%)	14.7	16.9	(2.2)	(13%)
Realized and Unrealized Changes in Fair Value of Contingent Consideration	(0.3)	0.1	(0.4)	(400%)	(0.3)	0.4	(0.7)	(175%)
Impairment Expense	-	-	-	100%	0.4	0.8	(0.4)	100%
Other Operating Expense (Income)	0.6	2.7	(2.1)	(78%)	2.5	(26.4)	28.9	(109%)

Total Operating Expenses	44.3	43.7	0.6	1%	90.9	54.2	36.8	68%

Loss from Operations	(25.1)	(26.9)	1.8	(7%)	(54.2)	(20.9)	(33.3)	159%

Non-Operating Expense (Income):
Interest Expense	9.7	7.7	2.0	26%	19.6	16.4	3.2	20%
Interest Income	-	(0.5)	0.5	(100%)	-	(0.5)	0.5	(100%)
Amortization of Debt Discount and Loan Origination Fees	2.3	4.8	(2.5)	(52%)	10.2	6.5	3.7	57%
Change in Fair Value of Derivatives	(14.1)	0.2	(14.3)	(7,150%)	(16.2)	(0.1)	(16.1)	16,100%
(Gain) Loss on Extinguishment of Debt	-	0.9	(0.9)	(100%)	(10.2)	11.1	(21.3)	(192%)

Total Non-Operating (Income) Expense	(2.1)	13.1	(15.2)	(116%)	3.3	33.3	(30.0)	(90%)

Loss from Continuing Operations Before Provision for Income Taxes	(23.0)	(40.0)	17.0	(43%)	(57.5)	(54.2)	(3.3)	6%
Provision for Income Tax Benefit (Expense)	8.1	(22.6)	30.7	(136%)	(11.6)	(34.8)	23.2	(67%)

Net Loss from Continuing Operations	(14.9)	(62.6)	47.7	(76%)	(69.0)	(89.1)	20.1	(23%)
Net Loss from Discontinued Operations, Net of Taxes	(5.5)	(6.4)	0.9	(14%)	(11.9)	(12.6)	0.7	(6%)

Net Loss	(20.4)	(69.0)	48.6	(70%)	(81.0)	(101.7)	20.8	(20%)

Net Loss Attributable to Non-Controlling Interest	(1.3)	(19.2)	17.9	(93%)	(6.6)	(30.1)	23.5	(78%)

Net Loss Attributable to Shareholders of MedMen Enterprises Inc.	$(19.1)	$(49.8)	$30.7	(62%)	$(74.4)	$(71.6)	$(2.8)	4%

Adjusted Net Loss from Continuing Operations (Non-GAAP)	$(26.7)	$(57.0)	$30.3	(53%)	$(86.6)	$(92.1)	$5.5	(6%)
EBITDA from Continuing Operations (Non-GAAP)	$3.3	$(19.0)	$15.7	(83%)	$(12.4)	$(14.7)	$2.3	(16%)
Adjusted EBITDA from Continuing Operations (Non-GAAP)	$(15.2)	$(13.0)	$(2.2)	17%	$(29.8)	$(25.7)	$(4.1)	16%

Revenue

Revenue for the three and six months ended December 25, 2021 was $39.1 million and $78.9 million, an increase of $6.5 million and $11.2 million, or 20% and 17%, compared to revenue of $32.6 million and $67.7 million for the three months and six ended December 26, 2020.

Revenue in various states in which we operate is as follows:

	Three Months Ended				Six Months Ended
	December 25,	December 26,			December 25,	December 26,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
California	$23.4	$19.8	$3.6	18%	$48.0	$40.5	$7.5	19%
Nevada	3.9	3.0	0.9	30%	7.9	6.8	1.1	16%
Florida	3.6	3.1	0.5	16%	6.7	5.3	1.4	26%
Illinois	4.1	4.9	(0.8)	(16%)	8.4	11.7	(3.3)	(28%)
Arizona	4.2	1.7	2.5	147%	7.9	3.3	4.6	139%

Consolidated Revenue	39.1	32.6	6.5	20%	78.9	67.7	11.2	17%

New York - Discontinued Operations	4.5	2.9	1.6	55%	8.7	5.0	3.7	74%

Total Revenue	$43.6	$35.5	$8.1	23%	$99.4	$59.7	$39.7	66%

The increase in revenue was primarily related to the Company’s initiatives as it recovers from the COVID-19 impact on business and occupancy restrictions. During the three months ended December 25, 2021, the Company continued to elevate its product offering, revamp its pricing and assortment strategy, and focus on driving retail traffic. Specifically in California, where retail revenue increased $3.6 million during the current period compared to the prior year quarter, the Company saw increased engagement through its customer relationship strategy and focused on marketing and advertising initiatives as COVID-19 restrictions began to lift. In addition, revenue in Arizona increased $2.5 million compared to the three months ended December 26, 2020 as a result of the Company’s focus on driving retail traffic after the state-wide transition to adult-use during the spring of calendar year 2021. Previously modified store operations based on Centers for Disease Control and Prevention guidelines and local ordinances, which limit in-store traffic for certain locations, began to operate at a less restrictive scale since the fiscal fourth quarter of 2021 as COVID-19 related restrictions began to lift, resulting in increased tourism and normalizing retail traffic levels. As the Company’s key markets continue to recover from the pandemic, MedMen expects to continue utilizing their tailored marketing initiatives and revised assortment to drive and serve retail traffic at a much higher volume and rate.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the three and six months ended December 25, 2021 was $19.9 million and $42.2 million, an increase of $4.1 million and $7.8 million, or 26% and 23%, compared with $15.8 million and $34.4 million of cost of goods sold for the three and six months ended December 26, 2020. Gross profit for the three and six months ended December 25, 2021 was $19.2 million and $36.7 million compared with gross profit of $16.8 million and $33.3 million, for the three and six months ended December 26, 2020. The increase in gross profit is primarily due to our revenue growth offset by an increase in promotional discounts and a one-time write down of inventory at one of its cultivation facilities. MedMen expects gross profit to improve slightly during the remaining of fiscal year 2022. During the second quarter of 2022, the Company completed its strategic partnership for its cultivation and production facilities in California and Nevada where the Company had incurred significant fixed costs, wherein licensed operations will be carried on under management agreements while also supplying product for the Company’s private label in California and Nevada.

Operating Expenses

Operating expenses for the three months ended December 25, 2021 increased to $44.3 million from $43.7 million as compared to the same period prior year, and increased to $90.9 million from $54.2 million as compared to six months ended December 26, 2020. These changes were attributable to the factors described below.

General and administrative expenses for the three and six months ended December 25, 2021 were $35.5 million and $71.8 million, compared to $31.8 million and $62.0 million, an increase of $3.5 million and $9.8 million, or 11% and 16% as compared to the same prior year periods. The overall increase in the comparable periods is primarily due to an increase in professional fees which is a direct result of litigation costs associated with previous officers of the Company. On a sequential quarter basis, we achieved a reduction of $1.2 million from $36.5 million reported in our first fiscal quarter. Management continues to focus in reducing company-wide selling, general and administrative expenses (“SG&A”).

Sales and marketing expenses for the three and six months ended December 25, 2021 were $1.1 million and $1.8 million, compared to $0.2 million and $0.4 million. In comparison to the prior year periods, the increase in sales and marketing expenses is primarily attributed to an increase in marketing and advertising of $0.6 million and $0.9 million and an increase in customer relationship tools of $0.2 million and $0.3 million from increased marketing initiatives to drive retail traffic as COVID-19 restrictions began to lift, tourism increased, and certain states moved towards regulatory approval of recreational marijuana.

Depreciation and amortization for the three and six months ended December 25, 2021 was $7.6 million and $14.7 million, as compared to $8.9 million and $16.9 million. The overall decrease is attributable to the reduction in capital expenditures resulting from a delay and in capital-intensive projects as part of the Company’s turnaround plan and the COVID-19 pandemic.

Realized and unrealized changes in fair value of contingent consideration for the three and six months ended December 25, 2021 was $(0.3) million as compared to $0.1 million and $0.4 million for the three and six months ended December 26, 2020, respectively. The increase in fair value of the contingent liabilities was due to the increase in the Company’s share price compared to prior year.

Impairment expense for the six months ended December 25, 2021 related an impairment on an intellectual property asset in the amount of $0.4 million.

Other operating expense (income) for the three and six months ended December 25, 2021 was $0.6 million and $2.5 million, as compared to $2.7 million and $(26.1) million for the three and six months ended December 26, 2020, respectively. For the six months ended December 25, 2021, the change was primarily attributable to the $16.3 million gain related to the lease deferral with the REIT and $2.9 million gain on lease terminations in the comparative prior period. For the six months ended December 25, 2021, other operating expense (income) included restructuring and reorganizational expenses of $2.2 million.

Non-Operating Expense

Non-operating (income) expense for the three and six months ended December 25, 2021, was $(2.1) million and $3.3 million as compared to $13.1 million and $33.3 million in the prior year periods. The decrease in total other expense includes a loss on extinguishment of debt of $10.1 million in the comparative prior period, compared to the net gain on extinguishment of debt of $10.2 million in the current period as a result of the $12.4 million gain on extinguishment of debt related to the Sixth Amendment, offset by the $2.2 million loss on extinguishment of debt related to the settlement of the unsecured promissory note in connection with the Private Placement. In addition, a gain on changes in fair value of derivatives of $14.1 million and $16.2 million for the three and six months ended December 25, 2021 contributed to the decrease in total non-operating expenses as a result of the derivative liabilities recognized in the fiscal first quarter of 2022.

Provision for Income Taxes

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

The provision for income taxes for the three and six months ended December 25, 2021 was a benefit of $8.1 million and an expense of $11.6 million, respectively, compared to the provision for income tax expense of $22.6 million and $34.8 million for the three months ended December 26, 2020, primarily due to the Company’s forecasted income, related IRC Section 280E expenditures and interest due to the Internal Revenue Service. The Company incurred a large amount of expenses that were not deductible due to IRC Section 280E limitations which resulted in income tax expense being incurred while there were pre-tax losses for the current period.

Net Loss

Net loss from continuing operations for the three months ended December 25, 2021 was $14.9 million, compared to a net loss from continuing operations of $62.6 million for the same period prior year. The improvement in net loss from continuing operations was mainly attributable to the changes in fair value of derivatives of $14.1 million during the fiscal second quarter of 2021, and a decrease in our provision for income taxes. Net loss from continuing operations for the six months ended December 25, 2021 also decreased to $69.0 million from $89.1 million for the same period prior year. The decrease during the six months period as compared to the same period prior year was primarily as result of the effects of non-operating activities that occurred in the prior year, including a loss in extinguishment of debt which did not occur in 2022.

Non-GAAP Financial Measures

In addition to providing financial measurements based on GAAP, the Company provides additional financial metrics that are not prepared in accordance with GAAP. Management uses non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision-making, for planning and forecasting purposes and to evaluate the Company’s financial performance. These non-GAAP financial measures are here in collectively referred to us the “non-GAAP financial measures”.

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

Reconciliations of Non-GAAP Financial Measures to GAAP Measures

Retail Performance Non- GAAP Financial Measures

Within the cannabis industry, MedMen is uniquely focused on the retail component of the value chain. On a sequential quarter basis, the Company is providing detail with respect to earnings before interest, taxes, depreciation and amortization (“EBITDA”) attributable to the Company’s national retail operations to show how it is leveraging its retail footprint and strategically investing in the future. The table below highlights the Company’s national Retail Adjusted EBITDA Margin (Non-GAAP), which excludes corporate marketing expenses, distribution expenses, inventory adjustments, and local cannabis and excise taxes. Entity-wide Adjusted EBITDA (Non-GAAP) follows our Retail Performance non-GAAP financial measures.

Retail Gross Margin (Non-GAAP)

	Fiscal Quarter Ended
	December 25,	September 25,
	2021	2021	$ Change	% Change
Gross Profit	$19.2	$17.5	$1.7	10%

Gross Margin Rate	49%	44%	5%	12%

Cultivation & Wholesale Revenue	(1.3)	(1.3)	-	100%
Cultivation & Wholesale Cost of Goods Sold	(1.3)	(4.0)	2.7	(68%)
Non-Retail Gross Margin	-	(2.7)	2.7	(100%)

Retail Gross Margin (Non-GAAP)	$19.2	$20.2	$(1.0)	(5%)
Retail Gross Margin Rate (Non-GAAP)	51%	52%	-2%	(3%)

Retail Adjusted EBITDA Margin (Non-GAAP)

	Fiscal Quarter Ended
	December 25,	September 25,
	2021	2021	$ Change	% Change
Net Loss	$(20.4)	$(60.6)	$40.2	(66%)
Net Loss from Discontinued Operations, Net of Taxes	5.5	6.4	(0.9)	(14%)
Provision for Income Tax (Benefit) Expense	(8.1)	19.7	(27.8)	(141%)
Other (Income) Expense	(2.1)	5.5	(7.6)	(138%)
Excluded Items (1)	0.3	2.2	(1.9)	(86%)
Loss from Operations Before Excluded Items	$(24.8)	$(26.7)	$1.9	(7%)

Non-Retail Gross Margin	-	(2.7)	2.7	(100%)
Non-Retail Operating Expenses (2)	(29.4)	(30.7)	1.3	(4%)
Non-Retail EBITDA Margin	(29.4)	(33.4)	4.0	(12%)

Retail Adjusted EBITDA Margin (Non-GAAP)	$4.6	$6.7	$(2.1)	(31%)
Retail Adjusted EBITDA Margin Rate (Non-GAAP)	12%	17%	(7%)	(40%)

(1)	Items adjusted from Net Loss for the fiscal quarters ended December 25, 2021 and September 25, 2021 include:

	December 25,	September 25,
	2021	2021
Realized and Unrealized Loss on Changes in Fair Value of Contingent Consideration	$(0.3)	$-
Impairment Expense	-	0.4
(Gain) Loss On Disposals of Assets, Restructuring Fees and Other Expenses	0.6	1.8
Total Excluded Items	$0.3	$2.2

(2)	Non-Retail Operating Expenses Included in Retail Adjusted EBITDA Margin (Non-GAAP) is comprised of the following items:

	Fiscal Quarter Ended
	December 25,	September 25,
	2021	2021	$ Change	% Change
Cultivation & Wholesale	$1.1	$0.9	$0.2	22%
Corporate SG&A	18.9	18.9	-	-
Depreciation & Amortization	7.6	7.0	0.6	9%
Other (3)	1.8	3.9	(2.1)	(54%)
Non-Retail Operating Expenses	29.4	30.7	(1.3)	(4%)

Direct Store Operating Expenses (4)	14.6	13.5	1.1	8%
Excluded Items (1)	0.3	2.3	(2.0)	(87%)
Total Expenses	$44.3	$46.5	$(2.2)	(5%)

(3)	Other non-retail operating expenses excluded from Retail Adjusted EBITDA Margin (Non-GAAP) for the fiscal quarters ended December 25, 2021 and September 25, 2021 primarily consist of transaction costs and restructuring costs of $1.6 million and $5.2 million, respectively, and share-based compensation of $0.7 million and $1.6 million, respectively, as commonly excluded from Adjusted EBITDA from Continuing Operations (Non-GAAP).

(4)	For the fiscal quarters ended December 25, 2021 and September 25, 2021, direct store operating expenses include, but are not limited to, rent, utilities, payroll and payroll related expenses, employee benefits, and security, totaling $13.7 million and $12.9 million, local taxes of nil and $0.3 million, and distribution expenses of $0.9 million and $0.8 million, respectively. Local taxes include cannabis sales and excise taxes imposed by municipalities in which the Company has active retail operations and vary by jurisdiction. Distribution expenses relate to additional porter fees.

The non-GAAP retail performance measures demonstrate the Company’s four-wall margins which reflect the sales of the Company’s retail operations relative to the direct costs required to operate such dispensaries. Retail revenue is related to net sales from the Company’s stores, excluding non-retail revenue, such as cultivation and manufacturing revenue. Similarly, retail cost of goods sold and direct store operating expenses are directly related to the Company’s retail operations. Non-Retail Revenue includes revenue from third-party wholesale sales. Non-Retail Cost of Goods Sold includes costs directly related to third-party wholesale sales produced by the Company’s cultivation and production facilities, such as packaging, materials, payroll, rent, utilities, security, etc. While third-party sales were not significant for the fiscal quarter ended December 25, 2021, Non-Retail Cost of Goods Sold related to cultivation and wholesale operations was $1.3 million due to unallocated overages from increased production burn rate. Non-Retail Operating Expenses include ongoing costs related to the Company’s cultivation and wholesale operations, corporate spending, and depreciation and amortization. Non-Retail EBITDA Margin reflects the gross margins of the Company’s cultivation and wholesale operations excluding any related operating expenses. To determine the Company’s four-wall margins, certain costs that do not directly support the Company’s retail function are excluded from Retail Adjusted EBITDA Margin (Non-GAAP).

For the fiscal second quarter of 2022, retail revenue was $37.8 million across the Company’s continuing operations in California, Nevada, Arizona, Illinois and Florida. This represents a 2% decrease, or $0.7 million, over the fiscal first quarter of 2022 of $38.5 million. The decrease in retail revenue from continuing operations was primarily driven by a decrease of $1.2 million in California offset by an increase of $0.5 million in Florida. While there were multiple reasons for the decrease in retail revenue, we believe the primary factors were heightened restrictions due to the Delta and Omicron variant of COVID-19 and increased competition in certain markets.

Retail Gross Margin Rate (Non-GAAP), which is Retail Gross Margin (Non-GAAP) divided by Retail Revenue (Non-GAAP), for the fiscal second quarter of 2022 was 51% compared to the fiscal first quarter of 2022 of 52%. Retail Gross Margin (Non-GAAP) is Retail Revenue (Non-GAAP) less the related Retail Cost of Goods Sold (Non-GAAP). The Company had an aggregate Retail Adjusted EBITDA Margin Rate (Non-GAAP), which is Retail Adjusted EBITDA Margin (Non-GAAP) divided by Retail Revenue (Non-GAAP), of 12% for the fiscal second quarter of 2022 which represents a decrease compared to the 17% realized in the fiscal first quarter of 2022 primarily due to increased marketing to drive retail traffic and increased payroll expenses as a result of incremental payroll from stores reopening and the impact of COVID-19 on staffing.

Corporate SG&A as a Component of Adjusted EBITDA from Continuing Operations (Non-GAAP)

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

	Fiscal Quarter Ended
	December 25,	September 25,
($ in Millions)	2021	2021	$ Change	% Change
General and Administrative	$35.3	$36.5	$(1.2)	(3%)
Sales and Marketing	1.1	0.7	0.4	57%

Consolidated SG&A	36.4	37.2	(0.8)	(2%)

Direct Store Operating Expenses (1)	14.6	13.5	1.1	8%
Cultivation & Wholesale	1.1	0.9	0.2	22%
Other (2)	1.8	3.9	(2.1)	(54%)
Less: Non-Corporate SG&A	17.5	18.3	(0.8)	(4%)

Corporate SG&A as a Component of Adjusted EBITDA from Continuing Operations (Non-GAAP)	$18.9	$18.9	$-	-

(1)	Other non-Corporate SG&A for the fiscal quarters ended December 25, 2021 and September 25, 2021 primarily consist of transaction costs and restructuring costs of $1.6 million and $5.2 million, respectively, and share-based compensation of $0.7 million and $1.6 million, respectively, as commonly excluded from Adjusted EBITDA (Non-GAAP).

For the fiscal second quarter of 2022, Adjusted EBITDA from Continuing Operations (Non-GAAP) includes Corporate SG&A (Non-GAAP) of $18.9 million, which is consistent with the fiscal first quarter of 2022.

Adjusted Net Loss from Continuing Operations (Non-GAAP)

The table below reconciles Net Loss to Adjusted Net Loss from Continuing Operations (Non-GAAP) for the periods indicated.

	Three Months Ended		Six Months Ended
	December 25,	December 26,	December 25,	December 26,
($ in Millions)	2021	2020	2021	2020
Net Loss	$(20.4)	$(69.0)	$(81.0)	$(101.7)

Less: Net Loss from Discontinued Operations, Net of Taxes	5.5	6.4	11.9	12.6
Add (Deduct) Impact of:
Transaction Costs & Restructuring Costs	1.6	2.7	6.8	3.5
Share-Based Compensation	0.7	1.6	2.4	2.6
Other Non-Cash Operating Costs (1)	(14.2)	1.7	(26.6)	(17.1)
Income Tax Effects (2)	0.1	(0.4)	(0.1)	8.0

Total Adjustments	(11.8)	5.6	(17.5)	(3.0)

Adjusted Net Loss from Continuing Operations (Non-GAAP)	$(26.7)	$(57.0)	$(86.6)	$(92.1)

Adjusted Net Loss from Continuing Operations (Non-GAAP) represents the profitability of the Company excluding unusual and infrequent expenditures and non-cash operating costs. The improvements in Adjusted Net Loss from Continuing Operations (Non-GAAP) were primarily due to the increase revenue and gross profit as the Company recovers from the COVID-19 impact compared to the prior period and changes in the provision for income taxes as described above.

EBITDA and Adjusted EBITDA from Continuing Operations (Non-GAAP)

The table below reconciles Adjusted Net Loss to EBITDA from Continuing Operations (Non-GAAP) and Adjusted EBITDA from Continuing Operations (Non-GAAP) for the periods indicated.

	Three Months Ended		Six Months Ended
	December 25,	December 26,	December 25,	December 26,
($ in Millions)	2021	2020	2021	2020
Net Loss	$(20.4)	$(69.0)	$(81.0)	$(101.7)

Less: Net Loss from Discontinued Operations, Net of Taxes	5.5	6.4	11.9	12.6
Add (Deduct) Impact of:
Net Interest and Other Financing Costs	9.6	7.1	19.6	15.9
Provision for Income Taxes	(8.1)	22.6	11.6	34.8
Amortization and Depreciation	10.1	13.9	25.5	23.7

Total Adjustments	11.6	43.6	56.7	74.4

EBITDA from Continuing Operations (Non-GAAP)	$(3.3)	$(19.0)	$(12.4)	$(14.7)

Add (Deduct) Impact of:
Transaction Costs & Restructuring Costs	1.6	2.7	6.8	3.5
Share-Based Compensation	0.7	1.6	2.4	2.6
Other Non-Cash Operating Costs (1)	(14.2)	1.7	(26.6)	(17.1)

Total Adjustments	(11.9)	6.0	(17.4)	(11.0)

Adjusted EBITDA from Continuing Operations (Non-GAAP)	$(15.2)	$(13.0)	$(29.8)	$(25.7)

(1)	Other non-cash operating costs for the periods presented were as follows:

	Three Months Ended		Six Months Ended
	December 25,	December 26,	December 25,	December 26,
($ in Millions)	2021	2020	2021	2020
Change in Fair Value of Derivative Liabilities	$(14.1)	$0.2	$(16.2)	$(0.1)
Gain on Disposal of Assets Held For Sale	-	2.0	-	(10.5)
Change in Fair Value of Contingent Consideration	(0.3)	0.1	(0.3)	0.4
Gain/Loss on Lease Termination	0.2	(1.3)	0.2	(17.9)
Gain/Loss on Extinguishment of Debt	-	0.9	(10.2)	11.1
Gain/Loss from Disposal of Assets	(0.1)	0.5	(0.1)	0.4
Impairment Expense	-	-	0.4	0.8
Other Non-Cash Operating Costs	0.2	(0.7)	(0.3)	(1.2)

Total Other Non-Cash Operating Costs	$(14.2)	$1.7	$(26.6)	$(17.1)

(2)	Income tax effects to arrive at Adjusted Net Loss from Continuing Operations (Non-GAAP) are related to temporary tax differences in which a future income tax benefit exists, such as changes in fair value of investments, assets held for sale and other assets, changes in fair value of contingent consideration, loss from disposal of assets, and impairment expense. The income tax effect is calculated using the federal statutory rate of 21.0% and statutory rate for the state in which the related asset is held or the transaction occurs, most of which is in California with a statutory rate of 8.84%.

EBITDA from Continuing Operations (Non-GAAP) represents the Company’s current operating profitability and ability to generate cash flow and includes significant non-cash operating costs. Net Loss is adjusted for interest and financing costs as a direct result of debt financings, income taxes, and amortization and depreciation expense to arrive at EBITDA from Continuing Operations (Non-GAAP). Considering these adjustments, the Company had EBITDA from Continuing Operations (Non-GAAP) of $(3.3) million and $(12.4) million for the three and six months ended December 25, 2021 compared to $(19.0) million and $(14.7) million for the comparative prior period. The change in EBITDA from Continuing Operations (Non-GAAP) was primarily due to other non-cash operating costs for the changes in fair value of derivative liabilities and extinguishments of debt as described above. For the three and six months ended December 25, 2021, Adjusted EBITDA from Continuing Operations (Non-GAAP) of $(15.2) million and $(29.8) million compared to $(13.0) million and $(25.7) million for the three and six months ended December 26, 2020, respectively. The increase of $1.9 million for the six months ended December 25, 2021 and December 26, 2020 is primarily due to an increase in general and administrative expenses affecting Net Loss, offset by the increase in revenue and gross profit. The financial performance of the Company is expected to improve as the Company has a clear path towards profitability, and coupled with its stabilized liquidity, is properly repositioned the Company for growth. Refer to Item 2 “Liquidity and Capital Resources” for further discussion of management’s future outlook.

Refer to Item 2 “Retail Performance” above for reconciliations of Retail Adjusted EBITDA.

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the six months ended December 25, 2021 and December 26, 2020:

	Six Months Ended
	December 25,	December 26,
($ in Millions)	2021	2020	$ Change	% Change
Net Cash Used in Operating Activities	$(49.5)	$(30.3)	$(19.2)	63%
Net Cash (Used in) Provided by Investing Activities	(7.6)	15.7	(23.3)	(148%)
Net Cash Provided by Financing Activities	93.2	11.8	81.4	690%

Net Increase (Decrease) in Cash and Cash Equivalents	36.1	(2.8)	38.9	(1,389%)
Cash Included in Assets Held for Sale	(0.3)	-	(0.3)	100%
Cash and Cash Equivalents, Beginning of Period	11.9	9.6	2.3	24%

Cash and Cash Equivalents, End of Period	$47.7	$6.8	$40.9	601%

Cash Flow from Operating Activities

Net cash used in operating activities was $49.5 million for the three months ended December 25, 2021, an increase of $19.2 million, or 63%, compared to $30.3 million for the six months ended December 26, 2020. The increase was primarily driven by an increase in cash used for income taxes.

Cash Flow from Investing Activities

Net cash used in investing activities was $7.6 million for the six months ended December 25, 2021, a decrease of $23.3 million, from the $15.7 million of net cash provided from investing activities in the prior year. The decrease in net cash provided in investing activities was primarily in the prior period due to the Company’s strategic plan to divest non-core assets during the comparative prior period, resulting in $18.8 million received from proceeds from the sale of assets held for sale. In the prior period net cash used was also impacted by an increase in purchases of property and equipment in the current period of $7.1 million as compared to $1.2 million in the prior year as the Company reopened construction-in-progress in fiscal year 2022.

Cash Flow from Financing Activities

Net cash provided by financing activities was $93.2 million for the three months ended December 25, 2021, an increase of $81.4 million, compared to $11.8 million for the six months ended December 26, 2020. The increase in change of net cash provided by financing activities was primarily due to the $95.0 million for the issuance of equity instruments for cash and the $5.0 million from the unsecured promissory note. The increase in debt and equity financings was offset by payments of stock issuance costs of $5.4 million in connection with such capital transactions.

Financial Condition, Liquidity and Going Concern

As of December 25, 2021, the Company had cash and cash equivalents of $47.7 million and net working capital deficit of $191.2 million. The Company has incurred losses from continuing operations of $23.0 million and $57.5 million for the three and six months then ended, respectively, used cash in continued operating activities of $45.6 million so far in the first half of the year and anticipates that the Company will continue to incur losses until such time as revenues exceed operating costs. On January 31, 2022, the Company’s term loans of $113.6 million as of December 25, 2021 became due and the Company entered into an agreement (the “Sixth Modification to Senior Secured Term Loan”, or the “Sixth Modification”) with the lender to extend the maturity date until July 31, 2022 and August 1, 2021 for the various loans included in the Senior Secured Term Loan Facility. See “Note 10 – Notes Payable”, for additional information about the Senior Secured Term Loan Facility, and “Note 23 – Subsequent Events” for more information about the Sixth Modification. The conditions described above raise substantial doubt with respect to the Company’s ability to meet its obligations for at least one year from the issuance of these Condensed Consolidated Financial Statements, and therefore, to continue as a going concern.

The Sixth Modification requires the Company to execute certain actions including the conditional purchase of the term loans by Superhero Acquisition, L.P., an existing lender in the Company’s Convertible Facility, also covenants related to strategic actions the Company must implement it if it is unable to pay the term loans by the extended maturity date. The Company plans to continue to fund its operations through the implementation of its strategic cost savings plan, the various strategic actions which may include divesting of non-core assets, as well continuing its on-going revenue strategy of market expansion and retail revenue growth. If the above conditional purchase of the term loans and/or the strategic actions, for any reason, are inaccessible, it would have a significantly negative effect on the Company’s financial condition. Additionally, we expect to continue to manage the Company’s operating expenses and reduce its projected cash requirements through reduction of its expenses by delaying new store development, permanently or temporarily closing stores that are deemed performing below expectations, and/or implementing other restructuring activities. Furthermore, COVID-19 and the impact the global pandemic has had and will continue to have on the broader retail environment could also have a significant impact on the Company’s financial operations.

As of December 25, 2021, the accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying consolidated condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.

The following table summarizes certain aspects of the Company’s financial condition as of December 25, 2021 and June 26, 2021:

	December 25,	June 26,
($ in Millions)	2021	2021	$ Change	% Change
Cash and Cash Equivalents	$47.7	$11.9	$35.8	301%
Total Current Assets	$134.8	$96.7	$38.1	39%
Total Assets	$490.9	$472.5	$18.4	4%
Total Current Liabilities	$333.6	$288.6	$45.0	16%
Notes Payable, Net of Current Portion	$78.0	$87.6	$(9.6)	(11%)
Total Liabilities	$710.2	$726.1	$(15.9)	(2%)
Total Shareholders’ Equity	$(219.3)	$(253.6)	$34.3	(14%)
Working Capital Deficit	$(191.2)	$(191.9)	$(0.7)	0%

As of December 25, 2021, the Company had $47.7 million of cash and cash equivalents and $191.2 million of working capital deficit, compared to $11.9 million of cash and cash equivalents and $191.9 million of working capital deficit as of June 26, 2021. The increase in cash and cash equivalents was primarily due the $100.0 million Private Placement during the fiscal first quarter of 2022 which helped stabilize liquidity and will allow the Company to prioritize new market opportunities and existing operations over near-term balance sheet management. In addition, on August 17, 2021, the Company amended the Convertible Facility wherein the maturity date was extended to August 17, 2028 and any cash interest obligation was eliminated, instead providing for paid-in-kind interest.

The $6.8 million decrease in working capital deficit was primarily related to an increase of $35.8 million in cash as described above and an increase of $1.6 million in accounts receivable and prepaid expenses. The increase in current liabilities was due to an increase of $14.3 million in derivative liabilities related to the top-up provision of the Convertible Facility and the Short-Term Warrant under the Private Placement recognized during the fiscal first quarter of 2022, an increase of $18.4 million in current notes payable primarily related to the existing senior secured term loan, and an increase of $15.7 million in income taxes payable, offset by a $3.4 million decrease in other current liabilities related to a decrease in acquisition payable as a result of settlements during the current period and a decrease in accrued interest payable as a result of the Sixth Amendment of the Convertible Facility.

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

Amendment and Extension of Convertible Facility

On April 23, 2019, the Company secured a senior secured convertible credit facility (the “Convertible Facility”) to provide up to $250,000,000 in gross proceeds, arranged by Gotham Green Partners (“GGP”). The Convertible Facility has been accessed to date through issuances to the lenders of convertible senior secured notes (“GGP Notes”, or the “Notes”) co-issued by the Company and MM Can USA, Inc. (“MM CAN” or “MedMen Corp.”). As of December 25, 2021, the Company has drawn down on a total of $165,000,000 on the Convertible Facility. The principal amount of the Convertible Facility has been and is anticipated to be used for ongoing operations, capital expenditures and other corporate purposes.

On August 17, 2021, the Company announced that Superhero Acquisition, L.P. (“Superhero”), a newly formed limited partnership established by Tilray, Inc. (“Tilray”) and other strategic investors , acquired a majority of the outstanding GGP Notes. Under the terms of the transaction Superhero acquired an aggregate principal amount of approximately $165,800,000 of the Notes and warrants issued in connection with the Convertible Facility, all of which were originally issued by MedMen and held by GGP, representing 75% of the outstanding Notes and 65% of the outstanding warrants under the Convertible Facility. Specifically, Tilray’s interest in the SPV represents rights to 68% of the Notes and related warrants held by the SPV, which are convertible into, and exercisable for, approximately 21% of the outstanding Class B Subordinate Voting Shares of MedMen upon closing of the transaction. Tilray’s ability to convert the Notes and exercise the warrants is dependent upon U.S. federal legalization of cannabis or Tilray’s waiver of such requirement as well as any additional regulatory approvals. Tilray also has the right to appoint two non-voting observers of the Company’s Board of Directors.

In connection with the sale of the Notes, the Company amended and restated the Convertible Facility (the “Sixth Amendment”) to, among other things, extend the maturity date to August 17, 2028, eliminate any cash interest obligations, and instead provide for payment-in-kind interest, eliminate certain repricing provisions, and eliminate and revise certain restrictive covenants. The amendments are intended to provide MedMen the flexibility to execute on its growth priorities and explore additional strategic opportunities. In connection with the Sixth Amendment, accrued payment-in-kind interest on the Notes will be convertible at price equal to the higher of: (a) trailing 30-day volume weighted average price (“VWAP”) of the Company’s Subordinate Voting Shares or (b) the lowest discounted price available pursuant to the pricing policies of the Canadian Securities Exchange (“CSE”). The Notes may not be prepaid until the federal legalization of marijuana. The Notes, as amended, provide the holders with a top-up right to acquire additional Subordinate Voting Shares and a pre-emptive right with respect to future financings of the Company, subject to certain exceptions, upon the issuance by MedMen of certain equity or equity-linked securities. No changes have been made to the conversion and exercise prices of the Notes or related Warrants. In connection with the Sixth Amendment, GGP can nominate an individual to serve on the Company’s Board of Directors so long as GGP’s diluted ownership percentage is at least 10%. Refer to “Note 11 – Senior Secured Convertible Credit Facility” of the condensed consolidated financial statements in Item 1 for further information.

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

Each Unit issued to certain funds associated with SPE consisted of one Class B Subordinate Voting Share and one-quarter of one share purchase warrant, plus a proportionate interest in a short-term warrant (the “Short-Term Warrant”) which expired on December 31, 2021. At the option of the holders and upon payment of $30,000,000, the Short-Term Warrant entitles the holders to acquire (i) an aggregate of 125,000,000 Units at an exercise price of $0.24 per Unit, or (ii) $30,000,000 principal amount of notes at par, convertible into 125,000,000 Subordinate Voting Shares at a conversion price of $0.24 per share under the terms of the Convertible Facility. The Company will use any proceeds, less fees and expenses, from exercise of the Short-Term Warrant to pay down the existing senior secured term loan with Hankey Capital if any indebtedness is then outstanding.

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

On June 28, 2021, the remaining balance of the Unsecured Convertible Facility of $2,500,000 was automatically converted into 16,014,664 Class B Subordinate Voting Shares in the amount of $2,007,620. In addition, 8,807,605 of the outstanding warrants under the Unsecured Convertible Facility were exercised at varying prices for a net exercise price of $1,622,377. As of December 25, 2021, the outstanding balance of the Unsecured Convertible Facility was nil.

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

For the six months ended December 25, 2021, the Company’s monthly burn rate, which was calculated as cash spent per month in operating activities, was approximately $8.3 million compared to a monthly burn rate of approximately $5.1 million for the six months ended December 26, 2020. During the fiscal first quarter of 2022, the Company shifted its focus from a turnaround plan that took place during fiscal year 2021, which resulted in the divestiture of non-core assets and lease modifications, and turned to a growth plan with new capital to capitalize on further opportunities. As of December 25, 2021, cash generated from ongoing operations may not be sufficient to fund operations and, in particular, to fund the Company’s growth strategy in the short-term or long-term.

The restructuring of the Convertible Facility and the successful closing of the Private Placement with investors led by SPE during the fiscal first quarter of 2022 stabilized the Company’s liquidity and properly positions the Company for growth to profitability. Management evaluated its financial condition as of December 25, 2021 in conjunction with recent transactions which free up capital subsequent to the current reporting period as discussed below.

Subsequent Events

Refer to Part I, Financial Information, Note 23, “Subsequent Events” of this interim report.

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

Critical Accounting Policies, Significant Judgments and Estimates and Recent Accounting Pronouncements

There have been no changes in critical accounting policies, estimates and assumptions from the information provided in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in the Form 10 for the fiscal year ended June 26, 2021 that have a significant effect on the amounts recognized in the interim consolidated financial statements as of and for the fiscal quarter ended December 25, 2021. See “Note 2 – Summary of Significant Accounting Policies” in the condensed consolidated financial statements in Item 1 for recently adopted accounting standards. For more information on the Company’s critical accounting estimates, refer to the annual MD&A for the fiscal year ended June 26, 2021. A detailed description of our critical accounting policies and recent accounting pronouncements are detailed in Item 8 of the 2021 Form 10.

Transactions with Related Parties

All related party balances due from or due to the Company as of December 25, 2021 and June 26, 2021 did not have any formal contractual agreements regarding payment terms or interest. For amounts due from and to related parties, refer to “Note 19 – Related Party Transactions” of the Consolidated Financial Statements for the three and six months ended December 25, 2021 in Item 1.

Gotham Green Partners

As discussed in Item 2 “Liquidity and Capital Resources” and Item 2 “Quarterly Highlights”, the Company has engaged in a strategic partnership with Gotham Green Partners, a related party. The arrangement is to provide financing to the Company in the form of a credit facility up to $250,000,000 accessed through issuances of convertible senior secured notes (the “Notes”) co-issued by the Company and MM CAN USA, Inc. The Notes are convertible, at the option of the holder, into Subordinate Voting Shares at any time prior to the close of business on the last business day immediately preceding the maturity date of April 23, 2022. In addition, upon issuance of any Notes, the lenders are issued share purchase warrants (the “Warrants”) of the Company, each of which are exercisable to purchase one Subordinate Voting Share for 36 months from the date of issue. The Notes and the Warrants, and any Subordinate Voting Shares issuable as a result of a conversion of the Notes or exercise of the Warrants, will be subject to a four-month hold period from the date of issuance of such Notes or such Warrants, as applicable, in accordance with applicable Canadian securities laws. While the Notes are outstanding, the lenders will be entitled to the collective rights to appoint a representative to attend all meetings of the Board of Directors in a non-voting observer capacity. GGP has the ability to nominate an individual to serve on the Company’s Board of Directors for so long as GGP’s diluted ownership percentage is at least 10%. The convertible facility bears interest at a rate of LIBOR plus 6.0% per annum. All convertible notes will have a maturity date of 36 months from the maturity date, with a twelve-month extension feature available to the Company on certain conditions. As of February 3, 2022, the Company has drawn down on approximately $165,000,000 of the Convertible Facility. Refer to “Note 11 – Senior Secured Convertible Credit Facility” of the Consolidated Financial Statements for the three and six months ended December 25, 2021 in Item 1.

Tilray, Inc.

In August 2021, Superhero, a newly formed limited partnership established by Tilray and other strategic investors acquired the majority of the outstanding Notes and Warrants held by GGP by acquiring 75% of the outstanding Notes and 65% of the outstanding warrants under the Convertible Facility. Specifically, Tilray’s interest in the SPV represents rights to 68% of the Notes and related Warrants held by the Superhero, which are convertible into, and exercisable for, approximately 21% of the outstanding Class B Subordinate Voting Shares of MedMen. While the Notes are outstanding, Tilray will have the right to appoint two representatives to attend all meetings of the Board of Directors in a non-voting observer capacity.

Serruya Private Equity, Inc.

In August 2021, the Company executed an equity offering with various investors led by Serruya Private Equity, Inc. in which the Company issued 416,666,640 Subordinate Voting Shares and 104,166,660 warrants for gross proceeds of $100,000,000. SPE can nominate one member to the Board of Directors so long as SPE has at least 9% of the Class B Subordinate Voting Shares on fully-diluted basis. In connection with the Private Placement, the Company appointed Michael Serruya, SPE’s Managing Director, as a member of its board of directors. In November 2021, the Company appointed Michael Serruya, SPE’s Managing Director, as its Chairman and Interim Chief Executive Officer.

SierraConstellation Partners

In March 2020, the Company entered into restructuring plan and retained SierraConstellation Partners (“SCP”) wherein Tom Lynch, a Partner and Senior Managing Director at SCP, was appointed as Chief Executive Officer and Chairman of the Board and Tim Bossidy, a Director at SCP, was appointed as Chief Operating Officer. As of December 25, 2021, Mr. Lynch and Mr. Bossidy are no longer with the Company. In December 2020, Reece Fulgham, a Managing Director at SCP, was appointed as Interim Chief Financial Officer. As of December 25, 2021, the Company had paid $1,896,760 in fees to SCP for interim management and restructuring support during the current fiscal year. In addition, during the six months ended December 25, 2021, Mr. Lynch and Mr. Bossidy each received 214,030 stock options and 850,036 restricted stock units.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 25, 2021, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three ended December 25, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 23, 2021, the Company announced that it had prevailed in a lawsuit brought by former CFO James Parker. In 2019, Parker filed suit against the Company, alleging wrongful termination, breach of contract and retaliation, seeking in excess of $20,000,000.00 in damages. The jury determined that the lawsuit and claims were baseless and without merit, ruling in favor of the Company on all claims and determining that the Company does not owe Parker any damages. The Company also asserted affirmative claims against Parker. The jury found that Parker breached his contract, his fiduciary duty, his duty of loyalty, misappropriated trade secrets, and committed conversion, but that there was no harm/damage resulting from his misconduct.

On January 13, 2022, Ascend Wellness Holdings, Inc. and AWH New York, LLC filed a complaint in the Supreme Court of the State of New York, New York County, Commercial Division, against MedMen NY, Inc., MM Enterprises USA, LLC, Project Compassion NY, LLC and Project Compassion Capital, LLC seeking specific performance and a declaratory judgement relating to the Investment Agreement dated February 25, 2021 between the parties.

ITEM 1A. RISK FACTORS.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the fiscal quarter ended December 25, 2021, in addition to issuances previously reported on Form 8-K, the Company issued the securities listed below:

●	On October 28, 2021. the Company issued 98,118 Class B Subordinate Voting Shares to Runway Strategies in connection with a vendor settlement.

●	On December 9, 2021, the Company issued an aggregate of 714,356 Class B Subordinate Voting Shares to non-employee directors of the Board of Directors in connection with their fees that are paid on a quarterly basis.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					✓
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					✓
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					✓
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.					✓
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					✓
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					✓
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					✓
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					✓
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)					✓

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: February 8, 2022	MEDMEN ENTERPRISES INC

/s/ Reece Fulgham
	By:	Reece Fulgham
	Its:	Chief Financial Officer