Form 10-Q
period 2022-03-26
MedMen Enterprises, Inc.
filed 2022-05-10
CIK 1776932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2022

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

As of May 5, 2022, the registrant had 1,278,244,796 Class B Subordinate Voting Shares outstanding.

MEDMEN ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 26, 2022

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

ii

PART I — FINANCIAL INFORMATION

MEDMEN ENTERPRISES INC.

Condensed Consolidated Balance Sheets (Unaudited)

As of March 26, 2022 and June 26, 2021

(Amounts Expressed in Thousands of United States Dollars, Except for Share Data)

	March 26,	June 26,
	2022	2021
	(unaudited)	(audited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$14,411	$11,575
Accounts Receivable and Prepaid Expenses	9,398	7,618
Inventory	11,934	16,014
Assets Held for Sale	126,639	132,765
Other Assets	8,581	7,832

Total Current Assets	170,963	175,804

Operating Lease Right-of-Use Assets	53,564	61,801
Property and Equipment, Net	91,738	107,059
Intangible Assets, Net	71,922	83,438
Goodwill	32,939	32,939
Other Assets	10,854	11,422

TOTAL ASSETS	$431,980	$472,463

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Current Liabilities:
Accounts Payable and Accrued Liabilities	$37,110	$45,265
Income Taxes Payable	74,670	61,301
Other Liabilities	12,163	15,612
Derivative Liabilities	10,872	6,935
Current Portion of Operating Lease Liabilities	8,162	8,075
Current Portion of Finance Lease Liabilities	205	205
Current Portion of Notes Payable	96,867	103,496
Liabilities Held for Sale	133,582	132,743
Due to Related Party	1,477	1,477

Total Current Liabilities	375,108	375,109

Operating Lease Liabilities	55,058	62,136
Finance Lease Liabilities	30,203	29,047
Other Liabilities	3,224	3,649
Deferred Tax Liability	15,572	8,816
Senior Secured Convertible Credit Facility	125,559	170,821
Notes Payable	74,398	76,519

TOTAL LIABILITIES	679,122	726,097

SHAREHOLDERS’ EQUITY:
Preferred Shares (no par value, unlimited shares authorized and no shares issued and outstanding)	-	-
Subordinate Voting Shares (no par value, unlimited shares authorized, 1,209,449,097 and 726,866,374 shares issued and outstanding as of March 26, 2022 and June 26, 2021, respectively)	-	-
Additional Paid-In Capital	1,026,541	908,993
Accumulated Deficit	(820,968)	(717,233)

Total Equity Attributable to Shareholders of MedMen Enterprises Inc.	205,573	191,760
Non-Controlling Interest	(452,715)	(445,394)

TOTAL SHAREHOLDERS’ EQUITY	(247,143)	(253,634)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$431,980	$472,463

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDMEN ENTERPRISES INC.

Condensed Consolidated Statements of Operations (Unaudited)

Three and Six Months Ended March 26, 2022 and March 27, 2021

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

	Three Months Ended		Nine Months Ended
	March 26,	March 27,	March 26,	March 27,
	2022	2021	2022	2021
Revenue	$35,249	$31,866	$107,502	$94,230
Cost of Goods Sold	18,041	19,561	55,028	51,545

Gross Profit	17,208	12,305	52,474	42,685

Operating Expenses:
General and Administrative	25,703	25,525	89,645	80,377
Sales and Marketing	1,023	132	2,623	529
Depreciation and Amortization	5,526	6,891	17,730	21,215
Realized and Unrealized Changes in Fair Value of Contingent Consideration	-	-	(301)	391
Impairment Expense	8,174	1,574	8,610	2,363
Other Operating Expense (Income)	(3,128)	1,335	(298)	(25,181)

Total Operating Expenses	37,298	35,457	118,009	79,694

Loss from Operations	(20,090)	(23,152)	(65,535)	(37,009)

Non-Operating (Income) Expense:
Interest Expense	7,847	9,875	26,988	25,931
Interest Income	(23)	(42)	(69)	(583)
Amortization of Debt Discount and Loan Origination Fees	1,292	8,167	11,455	14,634
Change in Fair Value of Derivatives	(9,737)	(1,939)	(25,949)	(2,067)
(Gain) Loss on Extinguishment of Debt	-	6,421	(10,234)	17,494

Total Non-Operating (Income) Expense	(621)	22,482	2,191	55,409

Loss from Continuing Operations Before Provision for Income Taxes	(19,469)	(45,634)	(67,725)	(92,419)
Provision for Income Tax Benefit (Expense)	(1)	32,729	(11,555)	(2,114)

Net Loss from Continuing Operations	(19,470)	(12,905)	(79,280)	(94,533)
Net Loss from Discontinued Operations, Net of Taxes	(10,571)	3,172	(31,729)	(16,906)

Net Loss	(30,041)	(9,731)	(111,009)	(111,439)

Net Loss Attributable to Non-Controlling Interest	(294)	3,987	(6,906)	(26,105)

Net Loss Attributable to Shareholders of MedMen Enterprises Inc.	$(29,747)	$(13,718)	$(104,103)	$(85,334)

Loss Per Share - Basic and Diluted:
From Continuing Operations Attributable to Shareholders of MedMen Enterprises Inc.	$(0.02)	$(0.03)	$(0.06)	$(0.14)

From Discontinued Operations Attributable to Shareholders of MedMen Enterprises Inc.	$(0.01)	$0.01	$(0.03)	$(0.04)

Weighted-Average Shares Outstanding - Basic and Diluted	1,202,452,775	541,029,620	1,114,554,702	482,213,951

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDMEN ENTERPRISES INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Nine Months Ended March 26, 2022 and March 27, 2021

(Amounts Expressed in Thousands of United States Dollars, Except for Share Data)

	Mezzanine Equity						TOTAL EQUITY
	Units	$ Amount	Units	$ Amount			ATTRIBUTABLE
	Super	Super	Subordinate	Subordinate	Additional		TO	Non-	TOTAL
	Voting	Voting	Voting	Voting	Paid-In	Accumulated	SHAREHOLDERS	Controlling	SHAREHOLDERS’
	Shares	Shares	Shares	Shares	Capital	Deficit	OF MEDMEN	Interest	EQUITY
BALANCE AS OF JUNE 28, 2020	815,295	$82,500	403,907,218	$-	$791,173	$(631,366)	$159,889	$(336,778)	$(176,888)

Net Loss	-	-	-	-	-	(85,334)	(85,334)	(26,105)	(111,439)

Controlling Interest Equity Transactions
Shares Issued for Cash	-	-	57,800,000	-	18,886	-	18,886	-	18,886
Fair Value of Warrants - Private Placement Cost	-	-	-	-	(7,228)	-	(7,228)	-	(7,228)
Shares Issued to Settle Accounts Payable and Liabilities	-	-	14,911,047	-	2,756	-	2,756	-	2,756
Equity Component of Debt - New and Amended	-	-	-	-	53,854	-	53,854	-	53,854
Redemption of MedMen Corp Redeemable Shares	-	-	133,969,228	-	31,992	43,468	75,461	(75,461)	-
Shares Issued for Vested Restricted Stock Units	-	-	7,173,256	-	437	-	437	-	437
Warrants Issued Pursuant to Debt Agreements	-	-	-	-	7,835	-	7,835	-	7,835
Stock Grants for Compensation	-	-	3,703,730	-	694	-	694	-	694
Deemed Dividend - Down Round Feature of Warrants	-	-	-	-	6,364	(6,364)	-	-	-
Deferred Tax Impact On Conversion Feature	-	-	-	-	(19,176)	-	(19,176)	(1,210)	(20,386)
Share-Based Compensation	-	-	-	-	3,033	-	3,033	-	3,033
Cancellation of Super Voting Shares	(815,295)	(82,500)	-	-	83	-	-	-	-
Debt Amendment Fees Settled in Equity	-	-	4,305,148	-	2,011	-	2,011	-	2,011

Non-Controlling Interest Equity Transactions:
Equity Component on Debt and Debt Modification	-	-	-	-	-	-	-	4,055	4,055

BALANCE AS OF MARCH 27, 2021	-	$-	625,769,627	$-	$892,714	$(679,596)	$213,118	$(435,499)	$(222,380)

	Units	$ Amount			TOTAL EQUITY ATTRIBUTABLE
	Subordinate Voting Shares	Subordinate Voting Shares	Additional Paid-In Capital	Accumulated Deficit	TO SHAREHOLDERS OF MEDMEN	Non- Controlling Interest	TOTAL SHAREHOLDERS’ EQUITY
BALANCE AS OF JUNE 27, 2021	726,866,374	$-	$908,993	$(717,233)	$191,760	$(445,394)	$(253,634)
						-
Net Loss	-	-	-	(104,104)	(104,104)	(6,906)	(111,010)

Controlling Interest Equity Transactions
Shares Issued for Cash, Net of Fees	406,249,973	-	73,394	-	73,394	-	73,394
Shares Issued to Settle Debt and Accrued Interest	20,833,333	-	4,030	-	4,030	-	4,030
Shares Issued to Settle Accounts Payable and Liabilities	4,353,533	-	753	-	753	-	753
Equity Component of Debt - New and Amended	8,021,593	-	43,007	-	43,007	-	43,007
Redemption of MedMen Corp Redeemable Shares	4,237,416	-	1,149	368	1,517	(1,518)	(1)
Shares Issued for Vested Restricted Stock Units and Cashless Exercise of Options	11,894,834	-	-	-	-	-	-
Shares Issued for Exercise of Warrants	8,807,605	-	1,274	-	1,274	-	1,274
Shares Issued for Conversion of Debt	16,014,665	-	2,371	-	2,371	-	2,371
Stock Grants for Compensation	2,169,771	-	1,629	-	1,629	-	1,629
Deferred Tax Impact On Conversion Feature	-	-	(11,712)	-	(11,712)	-	(11,712)
Share-Based Compensation	-	-	1,654	-	1,654	1,102	2,756

BALANCE AS OF March 26, 2022	1,209,449,097	$-	$1,026,541	$(820,968)	$205,573	$(452,715)	$(247,143)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDMEN ENTERPRISES INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended March 26, 2022 and March 27, 2021

(Amounts Expressed in Thousands of United States Dollars)

	Nine Months Ended
	March 26,	March 27
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss from Continuing Operations	$(79,280)	(94,533)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Deferred Tax Recovery	(6,906)	(10,862)
Depreciation and Amortization	18,226	21,500
Non-Cash Operating Lease Costs	12,721	17,808
Accretion of Debt Discount and Loan Origination Fees	12,477	14,634
Loss on Disposals of Asset	-	670
Gain on Lease Terminations	(4,256)	(16,203)
Accretion of Deferred Gain on Sale of Property	(425)	(425)
Impairment of Assets	8,610	2,363
Realized and Unrealized Gain on Investments and Other Assets	(3,644)	(10,710)
Realized and Unrealized Changes in Fair Value of Contingent Consideration	-	391
Change in Fair Value of Derivative Liabilities	(25,949)	(2,066)
(Gain) Loss on Extinguishment of Debt	(10,244)	17,494
Share-Based Compensation	4,384	4,164
Interest Capitalized to Senior Secured Convertible Debt and Notes Payable	19,367	-
Interest Capitalized to Finance Lease Liabilities	1,155	708
Changes in Operating Assets and Liabilities:
Accounts Receivable and Prepaid Expenses	(2,115)	(1,600)
Inventory	2,690	3,303
Other Current Assets	354	5,308
Due from Related Party	-	3,110
Other Assets	451	2,317
Accounts Payable and Accrued Liabilities	(1,207)	2,828
Interest Payments on Finance Leases	(5,111)	(4,062)
Cash Payments - Operating Lease Liabilities	(6,955)	(16,301)
Income Taxes Payable	15,318	12,820
Other Current Liabilities	(1,343)	28,502
Due to Related Party	-	(3,080)

NET CASH USED IN CONTINUED OPERATING ACTIVITIES	(51,682)	(21,922)

Net Cash Used in Discontinued Operating Activities	(13,673)	(24,423)

NET CASH USED IN OPERATING ACTIVITIES	(65,355)	(46,345)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposals (Purchases) of Property and Equipment	(2,357)	(546)
Disposals (Additions) to Intangible Assets	-	(971)
Proceeds from Sale of Assets Held for Sale and Other Assets	-	19,002
Restricted Cash	1	-

NET CASH (USED IN) PROVIDED BY CONTINUED INVESTING ACTIVITIES	(2,356)	17,485

Net Cash (Used in) Provided by Discontinued Investing Activities	(2,346)	-

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(4,702)	17,485

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Subordinate Voting Shares for Cash	95,000	18,886
Payment of Stock Issuance Costs Relating to Private Placement	(5,353)	-
Exercise of Warrants for Cash	1,274	-
Payment of Debt Issuance Costs Relating to Senior Secured Convertible Credit Facility	(2,609)	14,577
Proceeds from Issuance of Notes Payable	5,000	15,830
Principal Repayments of Notes Payable	(20,153)	(660)
Principal Repayments of Senior Secured Convertible Credit Facility	-	(8,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	73,159	40,633

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,103	11,773
Cash Included in Assets Held for Sale	(267)	-
Cash and Cash Equivalents, Beginning of Period	11,575	9,310

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,411	$21,083

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDMEN ENTERPRISES INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended March 26, 2022 and March 27, 2021

(Amounts Expressed in Thousands of United States Dollars)

	Nine Months Ended
	March 26,	March 27,
	2022	2021
SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION
Cash Paid for Interest	$5,943	$2,195

Non-Cash Investing and Financing Activities:
Net Assets Transferred to Held for Sale	$4,472	$6,615
Receivable Recorded on Asset Held for Sale	$-	$1,748
Lease Terminations and Amendments	$-	$30,680
Paid-in-Kind Interest Capitalized to Debt	$-	$32,333
Fair Value of Warrants - Private Placement Cost	$-	$7,228
Redemption of MedMen Corp Redeemable Shares	$1,519	$75,461
Derivative Liability Incurred on Convertible Facility and Equity Financing	$29,886	$-
Debt Discount Recognized on Modifications	$1,000	$-
Conversion of Convertible Debentures	$2,371	$-
Shares Issued to Settle Debt and Lender Fees	$4,030	$7,228
Shares Issued to Settle Accounts Payable and Liabilities	$753	$2,756
Equity Component of Debt - New and Amended	$41,388	$5,583
Release of Investments for Liabilities	$-	$750
Deferred Tax Impact on Conversion Feature	$11,712	$20,386

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended March 26, 2022 and March 27, 2021

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

As of March 26, 2022, the Company owns 30 store locations across California (13), Nevada (3), Illinois (1), Arizona (1), Massachusetts (1), Florida (7) and New York (4). In December 2021, we opened our retail store in Boston’s famed Fenway Park area, and in March 2022, we opened our newest store location on Union Street in San Francisco’s Cow Hollow neighborhood. Beginning on October 1, 2021, the Company no longer operates the cultivation and production facilities in California and Nevada pursuant to its management agreement with an unrelated third party, Foundry Works, Inc. In February 2021, the Company entered into an investment agreement to sell a controlling interest in MedMen NY, Inc. and thus classified all assets and liabilities and profit or loss allocable to its operations in the state of New York as discontinued operations. On January 3, 2022, the Company announced the termination of this investment agreement; however, continues to meet the accounting criteria for assets held for sale and discontinued operations are shown apart from continuing operations. On February 28, 2022, the Company entered into an agreement to sale MME Florida, LLC, including license, dispensaries, inventory and cultivation operations, and thus classified all assets and liabilities and profit or loss allocable to its operations in the state of Florida as discontinued operations.

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended March 26, 2022 and March 27, 2021

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

Going Concern

As of March 26, 2022, the Company had cash and cash equivalents of $14.4 million and working capital deficit of $204.1 million. The Company has incurred losses from continuing operations of $19.5 million and $79.3 million for the three and nine months then ended, respectively, used cash in continued operating activities of $51.7 million so far in fiscal year 2022 and anticipates that the Company will continue to incur losses until such time as revenues exceed operating costs. On January 31, 2022, the Company’s term loans of $113.6 million as of March 26, 2022 became due and the Company entered into an agreement (the “Sixth Modification to Senior Secured Term Loan”, or the “Sixth Modification”) with the lender to extend the maturity date until July 31, 2022 and August 1, 2021 for the various loans included in the Senior Secured Term Loan Facility. See “Note 10 – Notes Payable”. As of March 26, 2022, the Company is in violation of minimum liquidity covenant with its unsecured senior lender. The term loans require the Company to maintain $15.0 million of minimum cash. The conditions described above raise substantial doubt with respect to the Company’s ability to meet its obligations for at least one year from the issuance of these Condensed Consolidated Financial Statements, and therefore, to continue as a going concern.

The Sixth Modification requires the Company to execute certain actions including the conditional purchase of the term loans by Superhero Acquisition, L.P., an existing lender in the Company’s Senior Secured Convertible Purchase Agreement dated August 7, 2021 (the “Convertible Facility”), also covenants related to strategic actions the Company must implement it if it is unable to pay the term loans by the extended maturity date. The Company plans to continue to fund its operations through the implementation of its cost savings plan, various strategic actions, which may include divesting of non-core assets, as well continuing its on-going revenue strategy of market expansion and retail revenue growth. If the above conditional purchase of the term loans and/or the strategic actions, for any reason, are inaccessible, it would have a significantly negative effect on the Company’s financial condition. Additionally, we expect to continue to manage the Company’s operating expenses and reduce its projected cash requirements through reduction of its expenses by delaying new store development, permanently or temporarily closing stores that are deemed performing below expectations, and/or implementing other restructuring activities. Furthermore, COVID-19 and the impact the global pandemic has had and will continue to have on the broader retail environment could also have a significant impact on the Company’s financial operations.

As of March 26, 2022, the accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying consolidated condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended March 26, 2022 and March 27, 2021

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

COVID-19

Due to impacts from the COVID-19 pandemic and the uncertain pace and scope of recovery, the Company’s business operations may be materially and adversely affected if a significant number of the Company’s employees are impacted by the virus. Operating results for the three and nine months ended March 26, 2022 are not necessarily indicative of operating results for the entire year.

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

Significant Accounting Policies

The significant accounting policies and critical estimates applied by the Company in these Condensed Consolidated Financial Statements are the same as those applied in the Company’s audited Consolidated Financial Statements and accompanying notes included in the Company’s 2021 Form 10-K, unless otherwise disclosed in these accompanying notes to the Condensed Consolidated Financial Statements for the interim period ended March 26, 2022.

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

Three and Nine Months Ended March 26, 2022 and March 27, 2021

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

On March 31, 2022, the FASB issued ASU 2022-02, “Financial Instruments—Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”), which eliminates the accounting guidance on troubled debt restructurings (TDRs) for creditors and amends the guidance on “vintage disclosures” to require disclosure of current-period gross write-offs by year of origination. The ASU also updates the requirements related to accounting for credit losses under the current guidance and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 is effective for the Company in fiscal year 2023. The Company is currently evaluating the effect of adopting this ASU.

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended March 26, 2022 and March 27, 2021

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

3.	INVENTORY

Inventory consists of the following:

	March 26,	June 26,
	2022	2021
Raw Materials	$299	$545
Work-in-Process	727	2,884
Finished Goods	10,908	12,585

Total Inventory	$11,934	$16,014

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended March 26, 2022 and March 27, 2021

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

4.	ASSETS HELD FOR SALE

PharmaCann Assets

In October 2019 and in connection with the Company’s determination to terminate certain business acquisition, the Company recorded as held for sale certain land and license related to its non-core operations in Staunton, Virginia. As of March 26, 2022, the Company continues to pursue its plan for sale.

Discontinued Operations

In February 2021, the Company entered into an investment agreement with respect to its New York operations whereby a controlling interest would be acquired by a third party. The operations within the state of New York qualified as discontinued operations. The assets associated with the New York component were measured at the lower of the carrying amount or FVLCTS (Fair Value Less Cost to Sell) upon classification as held for sale wherein the fair value based on the exit price of $73,000 under ASC 820 was greater than the carrying value. See “Note 22 – Discontinued Operations” for further information. On January 3, 2022, the Company announced its termination of the investment agreement; however, continues to meet the definition of assets held for sale.

In February 2022, the Company entered into an agreement for the sale of substantially all of the Company’s Florida-based assets, including its license, dispensaries, inventory and cultivation operations, and assumption of certain liabilities. The assets associated with the Florida component were measured at the lower of the carrying amount upon classification as held for sale wherein the fair value based on the exit price of $83,000 under ASC 820 was greater than the carrying value. See “Note 22 – Discontinued Operations” for further information. In connection with the sale transaction, the Company will license the tradename “MedMen” to Buyer for use in Florida for a period of two years, subject to termination rights. The assets and liabilities allocable to the operations within the state of Florida have been classified as a discontinued operation.

A reconciliation of our assets held for sale is as follows:

	PharmaCann Assets	Available for Sale Subsidiaries	Discontinued Operations	TOTAL
Balance as of June 26, 2021	$152	$-	$132,613	$132,765
Transferred In	-	4,478	-	4,478
Ongoing Activities	-	(4,469)	(4,230)	(8,699)
Transferred to Investments	-	(1,966)	-	(1,966)
Other	61	-	-	61

Balance as of March 26, 2022	$213	$(1,957)	$128,383	$126,639

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended March 26, 2022 and March 27, 2021

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

5.	PROPERTY AND EQUIPMENT

As of March 26, 2022 and June 26, 2021, property and equipment consists of the following:

	March 26,	June 26,
	2022	2021
Land and Buildings	$34,568	$35,788
Finance Lease Right-of-Use Assets	8,132	8,810
Furniture and Fixtures	15,311	15,255
Leasehold Improvements	37,774	46,376
Equipment and Software	18,703	21,519
Construction in Progress	13,580	18,181

Total Property and Equipment	128,068	145,929

Less Accumulated Depreciation	(36,330)	(38,870)

Property and Equipment, Net	$91,738	$107,059

Depreciation expense related to continuing operations of $2,777 and $9,019 was recorded for the three and nine months ended March 26, 2022, respectively, of which $25 and $496, respectively, is included in cost of goods sold. Depreciation expense related to continuing operations of $3,949 and $12,554 was recorded for the three and nine months ended March 27, 2021, respectively, of which $6 and $129, respectively, is included in cost of goods sold.

During the three and nine months ended March 26, 2022, borrowing costs totaling $377 and $1,191, respectively, were capitalized using an average capitalization rate of 11.47% and 11.93%, respectively. Borrowing costs were not capitalized as there were no active construction projects in progress during the three and nine months ended March 27, 2021.

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended March 26, 2022 and March 27, 2021

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

6.	INTANGIBLE ASSETS

As of March 26, 2022 and June 26, 2021, intangible assets consist of the following:

	March 26,	June 26,
	2022	2021
Dispensary Licenses	$76,303	$76,303
Customer Relationships	17,748	17,747
Management Agreement	7,595	7,595
Capitalized Software	7,413	9,697
Intellectual Property	4,017	6,277

Total Intangible Assets	113,076	117,619

Dispensary Licenses	(15,782)	(12,462)
Customer Relationships	(13,423)	(10,785)
Management Agreement	(915)	(765)
Capitalized Software	(4,129)	(4,667)
Intellectual Property	(6,905)	(5,502)

Less Accumulated Amortization	(41,154)	(34,181)

Intangible Assets, Net	$71,922	$83,438

The Company recorded amortization expense related to continuing operations of $ 2,774 and $ 9,206 for the three and nine months ended March 26, 2022, respectively. The Company recorded amortization expense related to continuing operations of $2,948 and $ 8,790 for the three and nine months ended March 27, 2021, respectively. During the three and nine months ended March 26, 2022, the Company recognized an impairment on an intellectual property asset in the amount of $1,518 and $1,953, respectively.

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended March 26, 2022 and March 27, 2021

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of March 26, 2022 and June 26, 2021, accounts payable and accrued liabilities consist of the following:

	March 26,	June 26,
	2021	2021
Accounts Payable	$16,868	$23,556
Accrued Liabilities	5,933	7,192
Accrued Deal Costs	4,123	4,123
Accrued Payroll	2,327	2,488
Local & State Taxes Payable	7,293	7,339
Other Accrued Liabilities	566	567

Total Accounts Payable and Accrued Liabilities	$37,110	$45,265

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended March 26, 2022 and March 27, 2021

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

8.	DERIVATIVE LIABILITIES

A reconciliation of the beginning and ending balance of derivative liabilities and change in fair value of derivative liabilities for the nine months ended March 26, 2022 is as follows:

March 26,
2022
Balance at Beginning of Period	$6,935

Initial Recognition of Derivative Liabilities	29,885
Change in Fair Value of Derivative Liabilities	(25,949)

Balance at End of Period	$10,872

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

On August 17, 2021, the Company completed an equity investment through a private placement of 416,666,640 units at a price of $0.24 per unit (the “Private Placement”). Each unit consisted of one Subordinate Voting Share and one-quarter of one share purchase warrant of the Company. Certain investors also received a portion of the Short-Term Warrant with an exercise price of $30,000 and an expiration date of December 31, 2021. At the option of the holder, the Short-Term Warrant was exercisable into equity or convertible promissory notes under the Convertible Facility, in which net cash settlement is outside of the Company’s control. See “Note 12 – Shareholders’ Equity” for further information. Accordingly, the Short-Term Warrant was accounted for as a derivative liability and measured at fair value, in the amount of $19,400 on August 17, 2021, with changes in fair value recognized in the Condensed Consolidated Statements of Operations. On December 31, 2021, the Short-Term Warrant expired unexercised and resulted in a gain of $21,200 equal to the balance of the derivative of liability at that time as a component on non-operating (income) expense in the Condensed Consolidated Statements of Operations.

The fair value of the top-up provision in connection with Sixth Amendment of the Convertible Facility and the Short-Term Warrant in connection with the Private Placement was determined using the Black Scholes simulation model based on Level 3 inputs on the fair value hierarchy. The following assumptions were used at period end:

Top-Up Provision
Average Stock Price	$0.17
Weighted-Average Probability	75.00%
Term (in Years)	5.00
Expected Stock Price Volatility	125.90%

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended March 26, 2022 and March 27, 2021

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

The fair value of the September 2018 and December 2018 bought deal warrants was measured based on Level 1 inputs on the fair value hierarchy since there are quoted prices in active markets for these warrants. The Company used the closing price of the publicly traded warrants at the time of grant to estimate fair value of the derivative liability. The fair value of the March 2021 private placement warrants was measured based on Level 3 inputs on the fair value hierarchy using the Black-Scholes Option pricing model using the following variables:

Expected Stock Price Volatility	52.60%
Risk-Free Annual Interest Rate	0.06%
Expected Life (in Years)	0.23
Share Price	$0.23
Exercise Price	$0.39

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended March 26, 2022 and March 27, 2021

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

9.	LEASES

The below are the details of the lease cost and other disclosures regarding the Company’s leases for the three and nine months ended March 26, 2022 and March 27, 2021:

	Three Months Ended		Nine Months Ended
	March 26,	March 27,	March 26,	March 27,
	2022	2021	2022	2021
Finance Lease Cost:
Amortization of Finance Lease Right-of-Use Assets	$356	$395	$802	$960
Interest on Lease Liabilities	1,711	2,078	5,221	4,231
Operating Lease Cost	3,913	4,607	12,720	14,413
Sublease Income	(3,473)	(68)	(3,238)	(300)

Total Lease Expenses	$2,507	$7,012	$15,505	$19,304

Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Financing Cash Flows from Finance Leases	$485	$698	$1,163	$40
Operating Cash Flows from Operating Leases	$3,685	$3,241	$11,804	$14,633

The weighted-average remaining lease term and discount rate related to the Company’s finance and operating lease liabilities as of March 26, 2022 and March 27, 2021, is as follows:

	March 26,	March 27,
	2022	2021
Weighted-Average Remaining Lease Term (Years) - Finance Leases	44	48
Weighted-Average Remaining Lease Term (Years) - Operating Leases	4	5
Weighted-Average Discount Rate - Finance Leases	23.47%	17.77%
Weighted-Average Discount Rate - Operating Leases	8.20%	10.25%

Future lease payments under non-cancellable operating leases and finance leases as of March 26, 2022 are as follows:

Fiscal Year Ending	Operating Leases	Finance Leases
June 25, 2022 (remaining)	$3,718	$1,400
June 24, 2023	14,362	5,842
June 29, 2024	17,335	10,961
June 28, 2025	13,138	7,088
June 27, 2026	13,418	7,300
Thereafter	47,305	1,067,385

Total Lease Payments	109,276	1,100,009
Less Interest	$(46,056)	$(1,069,601)

Lease Liability Recognized	$63,220	$30,408

The Company entered into a management agreement (the “Management Agreement”) with a third party to operate its cultivation facilities in California and Nevada (the “Cultivation Facilities”). On September 30, 2021, the landlord approved the third party to operate the leased facilities which effectuated the Management Agreement. The Management Agreement provides the third party an option to acquire all the assets used in the Cultivation Facilities, including the cannabis licenses and equipment, for $1 (the “Purchase Option”). The fee for the services under the Management Agreement is 100% and 30% of the California and Nevada Cultivation Facilities net revenue, respectively. The term of the Management Agreement remains in effect until the earlier of (a) the closing of any sale pursuant to the Purchase Option and (b) the expiration of the term, as applicable, of the master lease, at which time this Management Agreement shall automatically terminate without any further action of the Parties. As of March 26, 2022, the Management Agreement remains in effect as neither termination condition has occurred.

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended March 26, 2022 and March 27, 2021

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

10.	NOTES PAYABLE

As of March 26, 2022 and June 26, 2021, notes payable consist of the following:

	March 26,	June 26,
	2021	2021
Financing liability incurred on various dates between January 2019 through September 2019 with implied interest rates ranging from 0.7% to 17.0% per annum.	$72,300	$72,300

Non-revolving, senior secured term notes dated between October 1, 2018 and October 30, 2020, issued to accredited investors, which mature on August 1, 2022 and July 31, 2022, and bear interest at a rate of 15.5% and 18.0% per annum.	95,500	109,318

Convertible debentures dated between September 16, 2020 through January 29, 2021, issued to accredited investors and qualified institutional buyers, which mature two years from issuance, and bear interest at a rate of 7.5% per annum.	-	2,500

Promissory notes dated between January 15, 2019 through March 29, 2019, issued for deferred payments on acquisitions, which mature on varying dates from July 31, 2021 to April 1, 2022 and bear interest at rates ranging from 8.0% to 9.0% per annum.	2,148	2,204

Promissory notes dated November 7, 2018, issued to Lessor for tenant improvements as part of sales and leaseback transactions, which mature on November 7, 2028, bear interest at a rate of 10.0% per annum and require minimum monthly payments of $15,660 and $18,471.	2,083	2,196

Other	16	16

Total Notes Payable	172,047	188,534
Less Unamortized Debt Issuance Costs and Loan Origination Fees	(782)	(8,519)

Net Amount	$171,265	$180,015
Less Current Portion of Notes Payable	(96,867)	(103,496)

Notes Payable, Net of Current Portion	$74,398	$76,519

A reconciliation of the beginning and ending balances of notes payable for the nine months ended March 26, 2022 is as follows:

March 26,
2022
Balance at Beginning of Period	$180,015

Cash Additions	5,000
Debt Discount Recognized on Modifications	(1,000)
Paid-In-Kind Interest Capitalized	6,034
Cash Payments	(20,153)
Conversion of Convertible Debentures	(2,371)
Derivative Liability Incurred on Settlement of Debt	(3,145)
Shares Issued to Settle Debt	(4,030)
Non-Cash Loss on Extinguishment of Debt	2,176
Accretion of Debt Discount	3,556
Accretion of Debt Discount Included in Discontinued Operations	5,183

Balance at End of Period	171,265

Less Current Portion of Notes Payable	(96,867)

Notes Payable, Net of Current Portion	$74,398

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended March 26, 2022 and March 27, 2021

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

Non-Revolving Senior Secured Term Loan Facility

On October 1, 2018, the Company closed a $73,275 senior secured term loan facility (the “Facility”) with funds managed by Hankey Capital and with an affiliate of Stable Road Capital (the “Lenders”). On October 3, 2018, the Company closed an additional tranche of the Facility, which increased the principal amount of the loan to $77,675. The principal amount under the Facility accrue interest at a rate of 7.5% per annum, paid monthly, with a maturity date of 24 months following the date of closing on October 1, 2018. The Company may repay the balance of the Facility at any time and from time to time, in whole or in part, with a prepayment penalty of 1% of the outstanding principal amount repaid if repaid before December 31, 2019. In connection with the Facility, the Company’s equity interests in MMOF SD LLC, MMOF VENICE LLC, MMOF DOWNTOWN COLLECTIVE LLC, MMOF BH LLC, and MMOF VEGAS 2 LLC were pledged as security.

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

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended March 26, 2022 and March 27, 2021

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

On September 16, 2020 and September 28, 2020, the down round feature on the warrants issued in connection with the incremental term loan of $3,000 on September 16, 2020 was triggered wherein the exercise price was adjusted to $0.17 and $0.15 per share, respectively. The value of the effect of the down round feature was determined to be $405 and recognized as an increase in additional paid-in capital during the nine months ended December 26, 2020.

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

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended March 26, 2022 and March 27, 2021

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

On February 2, 2022, the Company executed the Sixth Modification extending the stated maturity date of January 31, 2022 of the Facility for a period of six months; specifically, July 31, 2022 with respect to Facility, and August 1, 2022 with respect to the incremental term loans (collectively, the “Term Loans”). The Sixth Modification makes no modification to the current interest rate. The Sixth Modification provides that the definitive documentation with respect to the conditional purchase of the Term Loans by Superhero Acquisition, L.P., an existing lender under the Company’s Senior Secured Convertible Purchase Agreement dated August 7, 2021, must be entered within 45 days or the stated maturity date of the Term Loans become due. The Sixth Modification requires that the Company make a mandatory prepayment of at least $37,500 in the event the sale of certain assets and imposes covenants in regards strategic actions the Company must implement if it is unable to pay the Term Loans by the extended stated maturity date. The Company also agreed to prepay $20,000 on the Term Loans and pay a fee of $1,000 to the Term Loan lenders in consideration of the Sixth Modification, which fee will be paid in Class B Subordinate Voting Shares (“Shares”) with a deemed price of $0.1247 (C$0.1582) for a total of 8,021,593 Shares (the “Fee Shares”), with any difference in realized net proceeds that is less than $1,000 from the sale of the Fee Shares during a 30-day period, to the extent such Fee Shares are sold, reimbursed in cash. The Company agreed to file with the Securities and Exchange Commission a registration statement on Form S-1 registering for resale the Fee Shares. The amendment to the Facility was not deemed to be a substantial modification under ASC Subtopic 470-50.

The issuance of the Fee Shares as part of the Sixth Modification triggered the right of holders of convertible notes under the Convertible Facility to be issued five-year warrants in order to maintain their pro rata ownership interest (on a partially diluted basis) in the Shares. A total of 6,682,567 warrants (the “Top-up Warrants”), each entitling the holder to purchase one Share at a purchase price of $0.1247 (C$0.1582), were issued to the holders of convertible notes under the Convertible Facility. Refer to “Note 8 – Derivative Liabilities” and “Note 11 – Senior Secured Convertible Credit Facility” for further information.

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

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended March 26, 2022 and March 27, 2021

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

11.	SENIOR SECURED CONVERTIBLE CREDIT FACILITY

As of March 26, 2022 and June 26, 2021, senior secured convertible credit facility consists of the following:

		March 26,	June 26,
	Tranche	2022	2021
Senior secured convertible notes dated April 23, 2019, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	1A	$22,396	$21,113

Senior secured convertible notes dated May 22, 2019, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	1B	$96,455	$91,185

Senior secured convertible notes dated July 12, 2019, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	2	$31,365	$29,580

Senior secured convertible notes dated November 27, 2019, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	3	$12,145	$11,454

Senior secured convertible notes dated March 27, 2020, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	4	$14,286	$13,497

Amendment fee converted to senior secured convertible notes dated October 29, 2019, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	-	$22,928	$21,624

Senior secured convertible notes dated April 24, 2020, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	IA-1	$3,206	$3,027

Senior secured convertible notes dated September 14, 2020, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	IA-2	$6,201	$5,848

Restatement fee issued in senior secured convertible notes dated March 27, 2020, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	-	$9,679	$9,105

Second restatement fee issued in senior secured convertible notes dated July 2, 2020, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	-	$2,144	$2,022

Third restatement advance issued in senior secured convertible notes dated January 11, 2021, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	-	$12,059	$11,373

Total Drawn on Senior Secured Convertible Credit Facility		232,864	219,828

Less Unamortized Debt Discount		$(107,305)	$(49,007)

Senior Secured Convertible Credit Facility, Net		$125,559	$170,821

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended March 26, 2022 and March 27, 2021

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

A reconciliation of the beginning and ending balances of senior secured convertible credit facility for the nine months ended March 26, 2022 is as follows:

	Tranche 1	Tranche 2	Tranche 3	Tranche 4	Incremental Advance - 1	Incremental Advance - 2	3rd Advance	Amendment Fee Notes	Restatement Fee Notes	2nd Restatement Fee Notes	TOTAL
Balance as of June 26, 2021	$97,900	$25,266	$9,716	$2,409	$1,392	$3,195	$4,081	$18,973	$5,866	$2,023	$170,821

Paid-In-Kind Interest Capitalized	6,716	1,820	705	793	175	338	658	1,331	622	163	13,321
Net Effect on Debt from Extinguishment	730	1,036	464	(6,023)	(1,634)	(1,529)	(3,386)	176	(2,244)	-	(12,410)
Equity Component Debt - New and Amended	(25,909)	(6,957)	(2,694)	3,710	218	(1,684)	(805)	(5,086)	(2,181)	-	(41,388)
Net Effect on Debt from Derivative	(5,665)	(1,495)	(579)	(681)	(153)	(296)	(575)	(1,093)	(461)	(102)	(11,100)
Cash Paid for Debt Issuance Costs	(1,332)	(351)	(136)	(160)	(36)	(69)	(135)	(257)	(108)	(24)	(2,608)
Amortization of Debt Discounts	4,292	988	388	685	193	344	745	802	481	5	8,923

Balance as of March 26, 2022	$76,732	$20,307	$7,864	$733	$155	$299	$583	$14,846	$1,975	$2,065	$125,559

On August 17, 2021, the Company announced that Tilray Brands, Inc. (“Tilray”) acquired a majority of the outstanding senior secured convertible notes (the “Notes”) under the senior secured convertible credit facility (the “Convertible Facility”) with Gotham Green Partners (“GGP”). Under the terms of the transaction, a newly formed limited partnership (the “SPV”) established by Tilray and other strategic investors acquired an aggregate principal amount of approximately $165,800 of the Notes and warrants issued in connection with the Convertible Facility, representing 75% of the outstanding Notes and 65% of the outstanding warrants under the Convertible Facility. Specifically, Tilray’s interest in the SPV represents rights to 68% of the Notes and related warrants held by the SPV, which are convertible into, and exercisable for, approximately 21% of the outstanding Subordinate Voting Shares of MedMen upon closing of the transaction. Tilray also has the right to appoint two non-voting observers of the Company’s Board of Directors.

In connection with the sale of the Notes, the Company amended and restated the securities purchase agreement (“A&R 4”, or the “Sixth Amendment”) to, among other things, extend the maturity date to August 17, 2028, eliminate any cash interest obligations and instead provide for payment-in-kind (“PIK”) interest, eliminate certain repricing/down-round provisions, and eliminate and revise certain restrictive covenants. All or a portion of the Notes and unpaid accrued interest are convertible into Subordinate Voting Shares at the option of the Note holder prior to the Notes repayment. The conversion price of the Notes and unpaid and accrued PIK interest prior to A&R 4 ranges from $0.1529 to $0.3400. Accrued payment-in-kind interest on the Notes incurred after A&R 4 will be convertible at price equal to the higher of 1) the trailing 30-day volume weighted average price of the Subordinate Voting Shares, and 2) lowest discounted price available pursuant to the pricing policies of the Canadian Securities Exchange (the “CSE”). A&R 4 PIK was classified as a liability in accordance with ASC 480, “Distinguishing Liabilities from Equity”. The Notes may not be prepaid until the federal legalization of cannabis. Under A&R 4, the Company is subject to certain financial covenants including minimum liquidity and maintenance of the annual budget, and certain negative covenants, including restrictions on incurring liens, debt and contingent obligations, sale of assets, conducting mergers, investments and affiliate transactions, making certain payments, organizational changes, and sale-leaseback transactions. The Company was in compliance with its covenants as of March 26, 2022. The Sixth Amendment was deemed to be a substantial modification under ASC Subtopic 470-50, “Modifications and Extinguishments” and the Company recorded a gain on extinguishment of debt in the amount of $12,410 in the first quarter of 2022.

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended March 26, 2022 and March 27, 2021

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

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended March 26, 2022 and March 27, 2021

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

12.	SHAREHOLDERS’ EQUITY

Issued and Outstanding

A reconciliation of the beginning and ending issued and outstanding shares is as follows:

	Subordinate Voting Shares	Super Voting Shares	MM CAN USA Class B Redeemable Units	MM Enterprises USA Common Units
Balance as of June 26, 2021	726,866,374	-	95,212,601	725,016

Shares Issued for Cash, Net of Fees	406,249,973	-	-	-
Shares Issued to Settle Debt and Accrued Interest	20,833,333	-	-	-
Shares Issued to Settle Accounts Payable and Liabilities	4,353,533	-	-	-
Redemption of MedMen Corp Redeemable Shares	4,237,416	-	(4,237,416)	-
Equity Component of Debt - New and Amended	8,021,593
Warrants Issued Pursuant to Debt Agreements	-
Shares Issued for Vested Restricted Stock Units and Cashless Exercise of Options	11,894,834	-	-	-
Shares Issued for Exercise of Warrants	8,807,605	-	-	-
Shares Issued for Conversion of Debt	16,014,665	-	-	-
Stock Grants for Compensation	2,169,771	-	-	-

Balance as of March 26, 2022	1,209,449,097	-	90,975,185	725,016

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

Each Unit issued to certain funds associated with SPE consisted of one Class B Subordinate Voting Share and one-quarter of one share purchase warrant, plus a proportionate interest in a short-term warrant (the “Short-Term Warrant”) At the option of the holders and upon payment of $30,000, the Short-Term Warrant entitles the holders to acquire (i) an aggregate of 125,000,000 Units at an exercise price of $0.24 per Unit, or (ii) $30,000 principal amount of notes at par, convertible into 125,000,000 Subordinate Voting Shares at a conversion price of $0.24 per share under the terms of the Convertible Facility. The proceeds from the exercise of the Short-Term Warrant, less fees and expenses, must be used to repay the senior secured term loan with Hankey Capital if any indebtedness is then outstanding. The Short-Term Warrant was classified as a liability in accordance with ASC 815-10 and recorded at fair value in the amount of $19,400. See “Note 8 – Derivative Liabilities” for further information. The Short-Term Warrant expired unexercised on December 31, 2021. The previously recorded derivative liability was reversed with the offsetting adjustment recorded in Non-Operating (Income) Expense in the Condensed Consolidated Statements of Operations.

Certain investors associated with SPE agreed to backstop the Private Placement (the “Backstop Commitment”). In consideration for providing the Backstop Commitment, the Company paid a fee of $2,500 in the form of 10,416,666 Class B Subordinate Voting Shares at a price of $0.24 per share.

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended March 26, 2022 and March 27, 2021

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

Non-Controlling Interests

Non-controlling interest represents the net assets of the subsidiaries that the holders of the Subordinate Voting Shares do not directly own. The net assets of the non-controlling interest are represented by the holders of MM CAN USA Redeemable Shares and the holders of MM Enterprises USA Common Units. Non-controlling interest also represents the net assets of the entities the Company does not directly own but controls through a management agreement. As of March 26, 2022 and June 26, 2021, the holders of the MM CAN USA Redeemable Shares represent approximately 7.00% and 11.58%, respectively, of the Company and holders of the MM Enterprises USA Common Units represent approximately 0.06% and 0.09%, respectively, of the Company.

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

As of and for the nine months ended March 26, 2022, the balances of the VIEs consists of the following:

	Venice Caregivers Foundation, Inc.	LAX Fund II Group, LLC	Natures Cure, Inc.	TOTAL
Current Assets	$1,849	$1,077	$1,769	$4,695
Non-Current Assets	11,527	3,496	4,997	20,020

Total Assets	$13,376	$4,573	$6,766	$24,715

Current Liabilities	$8,989	$15,171	$(14,266)	$9,894
Non-Current Liabilities	96,540	2,345	1,146	13,031

Total Liabilities	$18,529	$17,515	$(13,119)	$22,925

Non-Controlling Interest	$(5,153)	$(12,942)	$19,885	$1,790

Revenues	$7,986	$(1)	$14,496	$22,482
Net (Loss) Income Attributable to Non-Controlling Interest	$(1,004)	$(3,564)	$5,591	$1,023

As of June 26, 2021, the balances of the VIEs consists of the following:

	Venice Caregivers Foundation, Inc.	LAX Fund II Group, LLC	Natures Cure, Inc.	TOTAL
Current Assets	$1,366	$501	$13,261	$15,128
Non-Current Assets	12,596	2,865	4,958	20,419

Total Assets	$13,962	$3,366	$18,219	$35,547

Current Liabilities	$8,761	$10,302	$2,778	$21,841
Non-Current Liabilities	9,350	2,442	1,146	12,938

Total Liabilities	$18,111	$12,744	$3,924	$34,779

Non-Controlling Interest	$(4,149)	$(9,378)	$14,295	$768

Revenues	$2,246	$-	$3,439	$5,685
Net (Loss) Income Attributable to Non-Controlling Interest	$(886)	$(764)	$1,103	$547

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended March 26, 2022 and March 27, 2021

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

Non-controlling interest for the period ended March 26, 2022, is:

	Venice Caregivers Foundation, Inc.	LAX Fund II Group, LLC	Natures Cure, Inc.	Other Non- Controlling Interests	TOTAL
Balance as of June 26, 2021	$(4,149)	$(9,379)	$14,294	$(446,160)	$(445,394)

Net (Loss) Income	(1,004)	(3,564)	5,591	(7,929)	(6,906)

Redemption of MedMen Corp Redeemable Shares	-	-	-	(1,518)	(1,518)
Share-Based Compensation	-	-	-	1,102	1,102

Balance as of March 26, 2022	$(5,153)	$(12,943)	$19,885	$(454,505)	$(452,715)

Le Cirque Rouge, LP is a Delaware limited partnership that holds substantially all of the real estate assets owned by the REIT, conducts the REIT’s operations, and is financed by the REIT. Under ASC 810, “Consolidation”, the OP was determined to be a variable interest entity in which the Company has a variable interest. The Company was determined to have an implicit variable interest in the OP based on the leasing relationship and arrangement with the REIT. The Company was not determined to be the primary beneficiary of the VIE as the Company does not have the power to direct the activities of the VIE that most significantly affect its economic performance. As of March 26, 2022, the Company continues to have a variable interest in the OP. During the nine months ended March 26, 2022, the Company did not provide any financial or other support to the REIT other than the completion of the sale and leaseback transactions and the REIT being a lessor on various leases as described in “Note 9 – Leases”. Accordingly, Le Cirque Rouge, LP is not consolidated as a variable interest entity within the Condensed Consolidated Financial Statements.

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended March 26, 2022 and March 27, 2021

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

A summary of share-based compensation expense for the three and nine months ended March 26, 2022 and March 27, 2021 is as follows:

	Three Months Ended		Nine Months Ended
	March 26,	March 27,	March 26,	March 27,
	2022	2021	2022	2021
Stock Options	$411	$306	$1,725	$2,852
Stock Grants for Compensation	-	(63)	541	58
Restricted Stock Grants	161	-	2,118	1,254

Total Share-Based Compensation	$572	$243	$4,384	$4,164

Stock Options

A reconciliation of the beginning and ending balance of stock options outstanding is as follows:

	Number of Stock Options	Weighted- Average Exercise Price
Balance as of June 26, 2021	14,752,960	$1.40

Granted	4,084,005	$0.28
Exercised	(1,473,534)	$(0.17)
Forfeited	(4,204,870)	$(1.03)

Balance as of March 26, 2022	13,158,561	$1.12

Stock Options Exercisable as of March 26, 2022	12,790,593	$1.13

For the three and nine months ended March 26, 2022, the fair value of stock options granted with a fixed exercise price was determined using the Black-Scholes option-pricing model with the following assumptions at the time of grant:

Weighted-Average Risk-Free Annual Interest Rate	0.97%
Weighted-Average Expected Annual Dividend Yield	0.0%
Weighted-Average Expected Stock Price Volatility	131.7%
Weighted-Average Expected Life in Years	5.00
Weighted-Average Estimated Forfeiture Rate	0.0%

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended March 26, 2022 and March 27, 2021

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

Long-Term Incentive Plan (“LTIP”) Units and LLC Redeemable Units

A reconciliation of the beginning and ending balances of the LTIP Units and LLC Redeemable Units issued for compensation outstanding is as follows:

Weighted
	LTIP Units	LLC	Average
	Issued and	Redeemable	Grant Date
	Outstanding	Units	Fair Value
Balance as of March 26, 2022	19,323,878	725,016	$0.52

Restricted Stock Units

A reconciliation of the beginning and ending balance of restricted stock units outstanding is as follows:

	Issued and Outstanding	Vested (1)	Weighted- Average Fair Value
Balance as of June 26, 2021	20,888,394	897,294	$0.24

Granted	19,288,397	-	$0.32
Forfeiture of Restricted Stock (2)	(13,921,157)	-	$(0.27)
Redemption of Vested Stock	(10,413,005)	(10,413,005)	$(0.43)
Vesting of Restricted Stock	-	10,807,340	$0.39

Balance as of March 26, 2022	15,842,629	1,291,629	$0.20

(1)	Restricted stock units were issued on September 24, 2021 and vests 37.5% on the first anniversary, 12.5% on the second anniversary, 37.5% on the third anniversary, and 12.5% on the fourth anniversary of the grant date.
(2)	Restricted stock units were forfeited upon resignation of certain employees prior to their vesting during the nine months ended March 26, 2022.

Warrants

A reconciliation of the beginning and ending balance of warrants outstanding is as follows:

	Number of Warrants Outstanding
	Subordinate Voting Shares	MedMen Corp Redeemable Shares	TOTAL	Weighted- Average Exercise Price
Balance as of June 26, 2021	259,462,609	97,430,456	356,893,065	$0.33

Issued	142,399,227	-	142,399,227	$0.28
Exercised	(8,807,606)	-	(8,807,606)	$(0.18)

Balance as of March 26, 2022	392,054,230	97,430,456	490,184,687	$0.31

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended March 26, 2022 and March 27, 2021

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

The fair value of warrants exercisable for the Company’s Subordinate Voting Shares was determined using the Black-Scholes option-pricing model with the following assumptions:

Weighted-Average Risk-Free Annual Interest Rate	0.06 - 1.65%
Weighted-Average Expected Annual Dividend Yield	0%
Weighted-Average Expected Stock Price Volatility	126.28 - 175.50%
Weighted-Average Expected Life of Warrants	1 - 5 year(s)

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

Three and Nine Months Ended March 26, 2022 and March 27, 2021

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

14.	LOSS PER SHARE

The following is a reconciliation for the calculation of basic and diluted loss per share for the three and nine months ended March 26, 2022 and March 27, 2021:

	Three Months Ended		Nine Months Ended
	March 26,	March 27,	March 26,	March 27,
	2022	2021	2022	2021
Net Loss from Continuing Operations Attributable to Shareholders of MedMen Enterprises, Inc.	$(19,176)	$(15,409)	$(72,375)	$(62,063)
Less Deemed Dividend - Down Round Feature of Warrants	-	(1,481)	-	(6,364)

Net Loss from Continuing Operations Available to Shareholders of MedMen Enterprises, Inc.	(19,176)	(16,890)	(72,375)	(68,427)
Net Loss from Discontinued Operations	(10,571)	3,172	(31,729)	(16,906)

Net Loss Attributable to Non-Controlling Interest	$(29,747)	$(13,718)	$(104,103)	$(85,334)

Weighted-Average Shares Outstanding - Basic and Diluted	1,202,452,775	541,029,620	1,114,554,702	482,213,951

Loss Per Share - Basic and Diluted:

From Continuing Operations Attributable to Shareholders of MedMen Enterprises Inc.	$(0.02)	$(0.03)	$(0.06)	$(0.14)

From Discontinued Operations Attributable to Shareholders of MedMen Enterprises Inc.	$(0.01)	$0.01	$(0.03)	$(0.04)

Diluted loss per share is the same as basic loss per share as the issuance of shares on the exercise of convertible debentures, LTIP share units, warrants and share options is anti-dilutive.

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended March 26, 2022 and March 27, 2021

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

15.	GENERAL AND ADMINISTRATIVE EXPENSES

During the three and nine months ended March 26, 2022 and March 27, 2021, general and administrative expenses consisted of the following:

	Three Months Ended		Nine Months Ended
	March 26,	March 27,	March 26,	March 27,
	2022	2021	2022	2021
Salaries and Benefits	$8,864	$8,381	$28,773	$25,830
Professional Fees	2,946	5,329	18,195	12,419
Rent	4,276	5,215	13,830	16,060
Licenses, Fees and Taxes	983	639	4,761	4,971
Share-Based Compensation	572	1,520	4,384	4,164
Deal Costs	2,367	1,057	5,179	3,345
Restructuring Expenses	60	1,601	2,824	2,781
Other General and Administrative	5,635	1,782	11,699	10,807

Total General and Administrative Expenses	$25,703	$25,525	$89,645	$80,377

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended March 26, 2022 and March 27, 2021

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

16.	OTHER OPERATING EXPENSE

During the three and nine months ended March 26, 2022 and March 27, 2021, other operating expense consisted of the following:

	Three Months Ended		Nine Months Ended
	March 26,	March 27,	March 26,	March 27,
	2022	2021	2022	2021
(Gain) Loss on Disposals of Assets	$4,721	$110	$4,594	$495
Restructuring and Reorganization Expense	60	1,601	2,824	2,781
(Gain) Loss on Settlement of Accounts Payable	-	(172)	(178)	854
Loss (Gain) on Lease Terminations	(4,430)	220	(4,256)	(16,203)
Gain on Disposal of Assets Held For Sale	-	(255)	-	(12,338)
Other Loss	(3,479)	(169)	(3,283)	(769)

Total Other Operating (Income) Expense	$(3,128)	$1,335	$(298)	$(25,181)

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended March 26, 2022 and March 27, 2021

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

17.	PROVISION FOR INCOME TAXES AND DEFERRED INCOME TAXES

The following table summarizes the Company’s income tax expense and effective tax rates for the three and nine months ended March 26, 2022 and March 27, 2021:

	Three Months Ended		Nine Months Ended
	March 25,	March 27,	March 25,	March 27,
	2022	2021	2022	2021
Loss from Continuing Operations Before Provision for Income Taxes	$(19,469)	$(45,634)	$(67,725)	$(92,419)
Income Tax Benefit (Expense)	$(1)	$32,729	$(11,555)	$(2,114)
Effective Tax Rate	0%	72%	(17)%	(2)%

For the three and nine months ended March 26, 2022, the Company calculated its provision for income taxes during its interim reporting periods by applying an estimate of the annual effective tax rate for the full year “ordinary” income or loss for the respective reporting period.

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

The Company has approximately gross $8,500 (tax effected $2,300) of Canadian non-capital losses and $6,915 (tax effected $1,833) of share issuance cost 20(1)(e) balance. The loss tax attribute has been determined to be more likely than not that the tax attribute would not yield any tax benefit. As such, the Company has recorded a full valuation allowance against the benefit. Since IRC Section 280E was not applied in the California Franchise Tax Returns, the Company has approximately $228,000 of gross California net operating losses which begin expiring in 2033 as of June 26, 2021. The Company has evaluated the realization of its California net operating loss tax attribute and has determined under the more likely than not standard that $207,000 will not be realized.

The effective tax rate for the three and nine months ended March 26, 2022 varies widely from the three and nine months ended December 26, 2020, respectively, primarily due to the Company’s forecasted income and related 280E expenditures. The Company incurred a large amount of expenses that were not deductible due to IRC Section 280E limitations, which resulted in income tax expense being incurred while there were pre-tax losses for the quarter.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, and in Canada. The Company is generally subject to audit by taxing authorities in various U.S., state, and in foreign jurisdictions for fiscal years 2013 through the current fiscal year. As of March 26, 2022, the Company had $16,600 of unrecognized tax benefits, all of which would reduce income tax expense and the effective tax rate if recognized. During the three and nine months ended March 26, 2022, the Company recognized a net discrete tax expense of $140 primarily related on interest of past liabilities. During the next twelve months, the Company does not estimate any material reduction in its unrecognized tax benefits.

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended March 26, 2022 and March 27, 2021

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

18.	COMMITMENTS AND CONTINGENCIES

Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of these regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulations as of March 26, 2022 and June 26, 2021, marijuana regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties or restrictions in the future.

Claims and Litigation

In March 2020, litigation was filed against the Company in the Superior Court of Arizona, Maricopa County, related to a purchase agreement for a previous acquisition. The Company is currently defending against this lawsuit, which seeks damages for fraudulent inducement and breach of contract. The Company believes the likelihood of a loss contingency is neither probable nor estimable. As such, no amount has been accrued in these financial statements. Trial is set in this matter for June 2022.

In April 2020, a complaint was filed against the Company in Los Angeles Superior Court related to a contemplated acquisition in which the plaintiffs are seeking damages for alleged breach of contract and breach of implied covenant of good faith and fair dealing seeking declaratory relief and specific performance. The Company has filed counterclaims including for breach of contract, breach of promissory note, unjust enrichment and declaratory relief. The Company believes the likelihood of a loss contingency is remote. As such, no amount has been accrued in the financial statements. A trial is set in the matter for September 2022.

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

In July 2020 a complaint for fraud in the inducement, misrepresentation, breach of contract and breach of oral contract was filed in Los Angeles Superior Court in which the Company was a defendant. The parties entered into a settlement agreement in December 2021.

In September 2020, a legal dispute was filed against the Company related to the separation of a former officer in which the severance issued is currently being disputed. The Company believes the likelihood of loss is remote. As a result, no amount has been set up for potential damages in these financial statements.

In October 2021, a suit for premises liability and negligence seeking unspecified damages for pain and suffering, disability, mental and emotional distress, and loss of earnings was filed against the Company in Los Angeles Superior Court. The matter is in the process of being litigated. The Company believes the likelihood of loss is remote. As a result, no amount has been set up for potential damages in these financial statements.

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended March 26, 2022 and March 27, 2021

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

In December 2020, a general contractor filed a cross-complaint against the Company, MM Enterprises, and MME Florida, LLC in Los Angeles Superior Court alleging breach of contract, quantum meruit and implied indemnity. The cross-complaint sought payment of funds asserted to be due and owing in connection with various construction projects. In addition, in 2020 and 2021 several subcontractors filed lawsuits in Florida alleging non-payment damages in which the defendant general contractor filed cross-suits against MedMen Florida as well as third party claims against the Company. A settlement agreement and release resolving these matters was entered in April 2022.

In December 2020, a lawsuit was filed against the Company related to a previous acquisition alleging that the plaintiffs were owed additional compensation. In the complaint, the plaintiffs allege breach of contract, breach of implied covenant of good faith and fair delaying, fraud and unjust enrichment, among other causes of actions. The plaintiffs are seeking the issuance of 51,716,141 shares, which has been accrued in the Consolidated Balance Sheet as of March 26, 2022, and other monetary damages. The litigation is at an early stage and the likelihood of a loss contingency is remote. The amount of other monetary damages is not reasonably estimable and thus, no amount has been accrued in these financial statements. During the nine months ended March 26, 2022, the parties entered into a partial settlement in the amount of $1,050 of which $245 is remaining as of March 26, 2022 and has been accrued in the Consolidated Balance Sheet.

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended March 26, 2022 and March 27, 2021

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

19.	RELATED PARTY TRANSACTIONS

No related party balances due to the Company as of March 26, 2022 and June 26, 2021 had any formal contractual agreements regarding payment terms or interest. As of March 26, 2022 and June 26, 2021, other amounts due to related parties were $1,477 for both periods and recorded in the Condensed Consolidated Balance Sheets.

On August 17, 2021, Superhero Acquisition, L.P., in which Tilray is an investor, acquired the majority of the outstanding senior secured convertible notes and warrants held by GGP and GGP no longer held significant influence over the Company and therefore as of September 25, 2021, was not considered a related party under ASC 850,” Related Party Disclosures” (“ASC 850”), however GGP was during the fiscal year ended June 26, 2021. As of August 17, 2021, the Company determined Tilray to be a related party as a result of Tilray having significant influence over the Company. See “Note 11 – Senior Secured Convertible Credit Facility” for a full disclosure of the SPV and A&R 4.

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

Three and Nine Months Ended March 26, 2022 and March 27, 2021

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

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended March 26, 2022 and March 27, 2021

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

21.	REVENUE

While the Company operates in one segment as disclosed in “Note 20 – Segment Information”, the Company is disaggregating its revenue by geographical region in accordance with ASC 606, “Revenue from Contracts with Customers”. Revenue by state for the periods presented are as follows:

	Three Months Ended		Nine Months Ended
	March 26	March 27	March 26	March 27
	2022	2021	2022	2021
California	$22,347	$20,228	$70,342	$60,740
Nevada	3,770	3,578	11,704	10,370
Illinois	3,954	4,674	12,387	16,397
Arizona	4,373	3,386	12,248	6,725
Massachusetts	805	-	820	-

Revenue from Continuing Operations	$35,249	$31,866	$107,502	$94,230

Revenue from Discontinued Operations	7,301	7,550	22,707	17,929

Total Revenue	$42,550	$39,416	$130,209	$112,159

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended March 26, 2022 and March 27, 2021

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

22.	DISCONTINUED OPERATIONS

Florida

On February 28, 2022, MME Florida LLC and its parent, MM Enterprises USA, Inc., a wholly-owned subsidiary of the Company entered into an Asset Purchase Agreement (the “Agreement”) with Green Sentry Holdings, LLC, (“Buyer”) for the sale of substantially all of the Company’s Florida-based assets, including its license, dispensaries, inventory and cultivation operations, and assumption of certain liabilities, for $83.0 million. In connection with the sale transaction, the Company will license the tradename “MedMen” to Buyer for use in Florida for a period of two years, subject to termination rights. Consequently, assets and liabilities allocable to the operations within the state of Florida have been classified as a discontinued operation. All profit or loss relating to the Florida operations were eliminated from the Company’s continuing operations and are shown as a single line item in the Condensed Consolidated Statements of Operations. Of the total sales price of $83,000, the cash purchase price was to be used to repay a portion of the Senior Secured Term Loan Facility.

The Agreement may be terminated, by the mutual written consent of the parties, a material breach by a party, if the Agreement is illegal or prohibited by law, or if any of the conditions have not been satisfied by July 31, 2022. The closing of the transaction is subject to the receipt of all required contractual consents and governmental approvals, including the requisite change of ownership approval from the Florida Office of Medical Marijuana Use.

On February 25, 2021, the Company entered into a definitive investment agreement (the “Investment Agreement”) to sell a controlling interest in its wholly owned subsidiary, MedMen NY, Inc., of approximately 86.7% with the option to purchase the remaining equity of approximately 13.3% that the Company will retain in MedMen NY, Inc. following the sale for a total sales price of up to $73,000,000. The aggregate sales price consisted of a cash purchase price of $35,000,000, subject to adjustments and a senior secured promissory note of $28,000,000 which shall be assigned to the holder of our term debt, Hankey Capital (“Hankey”) in partial satisfaction of the outstanding debt, and within five business days after the first sale by MedMen NY, Inc. of adult-use cannabis products at one or more of its retail store locations, additional shares of MedMen NY, Inc. would be purchased for $10,000,000 in cash. The proceeds in cash would be used to repay a portion of term debt due by the Company. On January 3, 2022, we announced the termination of this Investment Agreement. On January 13, 2022, the buyer filed a lawsuit with the Supreme Court of the State of New York, New York County- Commercial Division, claiming the Investment Agreement was improperly terminated and seeking specific performance of the Investment Agreement.

The net proceeds from the sale of the discontinued operations will be used to repay the Company’s term loans. Accordingly, the total amount of interest expense and amortization of debt discounts allocated to discontinued operations was $4,918 and $5,065 for the three months ended March 26, 2022 and March 27, 2021, respectively, and $15,847 and $14,026 for the nine months ended March 26, 2022 and March 27, 2021.

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended March 26, 2022 and March 27, 2021

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

The operating results of the discontinued operations are summarized as follows:

	Three Months Ended		Nine Months Ended
	March 26,	March 27,	March 26,	March 27,
	2022	2021	2022	2021
Revenue	$7,301	$7,550	$22,707	$17,929
Cost of Goods Sold	3,470	3,768	14,370	8,910

Gross Profit	3,831	3,782	8,337	9,019

Expenses:
General and Administrative	7,211	6,630	19,158	18,723
Sales and Marketing	102	17	334	48
Depreciation and Amortization	1,516	2,061	3,927	6,149
Other Income	-	-	-	-

Total Expenses	8,829	8,708	23,419	24,920

Loss from Operations	(4,998)	(4,926)	(15,082)	(15,901)

Other Expense:
Interest Expense	4,184	2,867	10,663	8,192
Amortization of Debt Discount and Loan Origination Fees	734	2,198	5,184	5,834
Other (Income) Expense	83	(13,325)	(514)	(13,182)

Total Other Expense	5,001	(8,260)	15,333	844

Loss from Discontinued Operations Before Provision for Income Taxes	(9,999)	3,334	(30,415)	(16,745)
Provision for Income Tax Benefit (Expense)	(572)	(163)	(1,314)	(163)

Net Loss from Discontinued Operations	$(10,571)	$3,172	$(31,729)	$(16,908)

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended March 26, 2022 and March 27, 2021

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

The carrying amounts of assets and liabilities in the disposal group are summarized as follows:

	March 26,	June 26,
	2022	2021
Carrying Amounts of the Assets Included in Discontinued Operations:
Cash and Cash Equivalents	$1,867	$1,200
Restricted Cash	6	5
Accounts Receivable and Prepaid Expenses	693	406
Inventory	7,144	8,978
Property and Equipment, Net	44,679	43,456
Operating Lease Right-of-Use Assets	32,086	34,757
Intangible Assets, Net	40,497	42,524
Other Assets	1,411	1,287

TOTAL ASSETS OF THE DISPOSAL GROUP CLASSIFIED AS HELD FOR SALE	$128,383	$132,613

Carrying Amounts of the Liabilities Included in Discontinued Operations:
Accounts Payable and Accrued Liabilities	$11,431	$14,956
Income Taxes Payable	6,184	1,697
Other Current Liabilities	2,111	21
Current Portion of Operating Lease Liabilities	3,538	3,488
Current Portion of Capital Lease Liabilities	-	1
Operating Lease Liabilities, Net of Current Portion	57,130	58,112
Finance Lease Liabilities, Net of Current Portion	1,593	349
Deferred Tax Liabilities	41,070	43,019
Notes Payable, Net of Current Portion	11,100	11,100

TOTAL LIABILITIES OF THE DISPOSAL GROUP CLASSIFIED AS HELD FOR SALE	$134,157	$132,743

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three and Nine Months Ended March 26, 2022 and March 27, 2021

(Amounts Expressed in Thousands of United States Dollars, Except for Share and Per Share Data)

23.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 10, 2022, which is the date these Condensed Consolidated Financial Statements were issued and has concluded that the following subsequent events have occurred that would require recognition in the Condensed Consolidated Financial Statements or disclosure in the notes to the Condensed Consolidated Financial Statements.

On April 4, 2022, the Company entered into the Settlement Agreement and Release (the “Release Agreement”) with a provider of general contracting services for the construction and/or remodeling of certain MedMen facilities at various locations throughout the United States. Per the terms of the Release Agreement, MedMen and the provider agreed to settle all outstanding liabilities for $2,900 less than the originally invoiced amounts. This subsequent event was recorded as of March 26, 2022, as the condition that gave rise to the event occurred prior to the balance sheet date. The offsetting entry reduced the value of the constructed assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of MedMen Enterprises Inc. (“MedMen Enterprises”, “MedMen” or the “Company”) is for the three and nine months ended March 26, 2022. The following discussion should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and the accompanying notes presented in Item 1 of this Form 10-Q and those discussed in Item 15 of the Company’s Annual Report on Form 10-K (the “Form 10-K”) filed with the SEC on September 24, 2021. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below for many reasons, including the risks described in “Disclosure Regarding Forward-Looking Statements,” Item 1A—”Risk Factors” and elsewhere in this Form 10-Q.

Overview

MedMen is a cannabis retailer based in the U.S. offering a robust selection of high-quality products, including MedMen-owned brands, LuxLyte, and MedMen Red through its premium retail stores, proprietary delivery service, as well as curbside and in-store pick up. As of March 26, 2022, the Company owns and or operates 30 store locations across California (13), Florida (7), Nevada (3), Illinois (1), Arizona (1), Massachusetts (1) and New York (4).

On March 11, 2022, we completed the closure of our distribution facility in Los Angeles, California as part of our strategic focus to reduce overhead costs and shift toward an asset-light operating model. Inventory purchases for cannabis products sold in our California stores are now drop-shipped directly by our suppliers to our stores. The closure did not have a material impact on the Company’s Condensed Financial Statements.

On March 7, 2022, we announced the opening of our newest store location on Union Street in San Francisco’s Cow Hollow neighborhood. Occupying 3,222 square feet of prime retail space at 1861 Union Street, MedMen Union Street marks the Company’s inaugural partnership with equity-licensed partner Mirage Medicinal, led by Malcolm Joshua Weitz. Weitz, a Mission District native and founder of Mirage Medicinal, will serve as CEO and part owner of the MedMen Union Street location.

On February 28, 2022, MME Florida LLC and its parent, MM Enterprises USA, Inc., a wholly-owned subsidiary of the Company entered into an Asset Purchase Agreement (the “Agreement”) with Green Sentry Holdings, LLC, (“Buyer”) for the sale of substantially all of the Company’s Florida-based assets, including its license, dispensaries, inventory and cultivation operations, and assumption of certain liabilities, for $83.0 million. In connection with the sale transaction, the Company will license the tradename “MedMen” to Buyer for use in Florida for a period of two years, subject to termination rights. Consequently, assets and liabilities allocable to the operations within the state of Florida have been classified as a discontinued operation. All profit or loss relating to the Florida operations were eliminated from the Company’s continuing operations and are shown as a single line item in the Condensed Consolidated Statements of Operations. Of the total sales price of $83,000, the cash purchase price was to be used to repay a portion of the Senior Secured Term Loan Facility.

The Agreement may be terminated, by the mutual written consent of the parties, a material breach by a party, if the Agreement is illegal or prohibited by law, or if any of the conditions have not been satisfied by July 31, 2022. The closing of the transaction is subject to the receipt of all required contractual consents and governmental approvals, including the requisite change of ownership approval from the Florida Office of Medical Marijuana Use.

On December 21, 2021, we announced the opening of our newest store location in Boston’s famed Fenway Park area. Occupying 4,725 square feet of prime retail space on 120 Brookline Avenue, MedMen Fenway marks the Company’s entry into Massachusetts’ booming adult-use market.

On September 30, 2021, the landlord of the California and Nevada Cultivation Facilities approved the third party to operate the leased facilities which effectuated the Management Agreement. The Management Agreement provides the third party an option to acquire all the assets used in the Cultivation Facilities, including the cannabis licenses and equipment, for $1 (the “Purchase Option”). The fee for the services under the Management Agreement is 100% and 30% of the California and Nevada Cultivation Facilities net revenue, respectively. The term of the Management Agreement remains in effect until the earlier of (a) the closing of any sale pursuant to the Purchase Option and (b) the expiration of the term, as applicable, of the master lease, at which time this Management Agreement shall automatically terminate without any further action of the Parties. As of March 26, 2022, the Management Agreement remains in effect as neither termination condition has occurred. The Company determined that as of the effective date of the Management Agreement, or October 1, 2021, the Company no longer has a controlling interest in the Cultivation Facilities, and therefore these entities are no longer included in the Company’s financial statements. The deconsolidation did not have a material impact on the Company’s Condensed Financial Statements.

On February 25, 2021, the Company entered into a definitive investment agreement (the “Investment Agreement”) to sell a controlling interest in its wholly owned subsidiary, MedMen NY, Inc., of approximately 86.7% with the option to purchase the remaining equity of approximately 13.3% that the Company will retain in MedMen NY, Inc. following the sale for a total sales price of up to $73,000,000. The aggregate sales price consisted of a cash purchase price of $35,000,000, subject to adjustments and a senior secured promissory note of $28,000,000 which shall be assigned to the holder of our term debt, Hankey Capital (“Hankey”) in partial satisfaction of the outstanding debt, and within five business days after the first sale by MedMen NY, Inc. of adult-use cannabis products at one or more of its retail store locations, additional shares of MedMen NY, Inc. would be purchased for $10,000,000 in cash. The proceeds in cash would be used to repay a portion of term debt due by the Company. On January 3, 2022, we announced the termination of this Investment Agreement. On January 13, 2022, the buyer filed a lawsuit with the Supreme Court of the State of New York, New York County- Commercial Division, claiming the Investment Agreement was improperly terminated and seeking specific performance of the Investment Agreement.

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

The Company’s fiscal year is a 52/53-week year ending on the last Saturday in June. For the current interim period, the three and nine months ended March 26, 2022 and March 27, 2021 refer to the 13 and 39 weeks ended therein.

Selected Financial Data

The following table sets forth the Company’s selected consolidated financial data for the periods, and as of the dates, indicated. The Condensed Consolidated Statements of Operations data for the three and nine months ended March 26, 2022 and March 27, 2021 have been derived from the Condensed Consolidated Financial Statements of the Company and its subsidiaries, which are included in Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”).

The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” (“MD&A”) and the Condensed Consolidated Financial Statements and related notes presented in Item 1 of this Form 10-Q.

	Three Months Ended		Nine Months Ended
	March 26,	March 27,	March 26,	March 27,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$35.2	$31.9	$107.5	$94.2
Gross Profit	$17.2	$12.3	$52.5	$42.7
Loss from Operations	$(20.1)	$(23.2)	$(65.5)	$(37.0)
Total Non-Operating (Income) Expense	$(0.6)	$22.5	$2.2	$55.4
Net Loss from Continuing Operations	$(19.5)	$(12.9)	$(79.3)	$(94.5)
Net Loss from Discontinued Operations, Net of Taxes	$(10.6)	$3.2	$(31.7)	$(16.9)
Net Loss	$(30.0)	$(9.7)	$(111.0)	$(111.4)
Net Loss Attributable to Non-Controlling Interest	$(0.3)	$4.0	$(6.9)	$(26.1)
Net Loss Attributable to Shareholders of MedMen Enterprises Inc.	$(29.8)	$(13.7)	$(104.1)	$(85.3)

Adjusted Net Loss from Continuing Operations (Non-GAAP)	$(31.3)	$(4.7)	$(109.6)	$(87.4)
EBITDA from Continuing Operations (Non-GAAP)	$(0.2)	$(20.7)	$(6.5)	$(31.1)
Adjusted EBITDA from Continuing Operations (Non-GAAP)	$(12.1)	$(12.1)	$(36.7)	$(32.0)

Our retail store count is as follows:

	March 26,	March 27,
	2022	2021
Active Stores*	30	24
Temporarily Closed	4	5
Total Retail Stores	34	29

*	Number of active stores includes four in the state of New York and five in the state of Florida which are classified for sale and met the criteria of discontinued operations.
**	For the fiscal third quarter of 2022, four retail locations in the state of Florida have remained temporarily closed in order to redirect inventory from its Eustis cultivation facility to its highest performing stores. As of March 26, 2022, the Company had 21 active retail locations related to continuing operations.

COVID-19. We continuously address the effects of the COVID-19 pandemic, a discussion of which is available in sections entitled “Risk Factors” in Item 1A and “COVID-19 Pandemic” in Item 7 under in our Annual Report on Form 10-K for the fiscal year ended June 26, 2021. Our business and operating results for the three and nine months ended March 26, 2022, continue to be impacted by the COVID-19 pandemic. We experienced declines in traffic during key holidays, including the week of Thanksgiving and of Christmas, which typically drive volume as customers shop for the holidays. In January we experienced a further decline in traffic in our stores, which we attribute to the fast-spreading Omicron variant present across all of our communities in January. The overall impact on our business continues to depend on the length of time that the pandemic continues, the extent to which it affects our ability to raise capital, and the effect of governmental regulations imposed in response to the pandemic as well as uncertainty regarding all of the foregoing. The Company continues to implement and evaluate actions to strengthen its financial position and support the continuity of its business and operations.

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

Results of Operations

Our consolidated results, in millions, except for per share and percentage data, for the three and nine months ended March 26, 2022, compared to three and nine months ended March 27, 2021, are as follows:

	Three Months Ended				Nine Months Ended
	March 26,	March 27,			March 26,	March 27,
($ in Millions)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(unaudited)	(unaudited)			(unaudited)	(unaudited)
Revenue	$35.2	$31.9	$3.3	10%	$107.5	$94.2	$13.3	14%
Cost of Goods Sold	18.0	19.6	(1.6)	(8%)	55.0	51.5	3.5	7%

Gross Profit	17.2	12.3	4.9	40%	52.5	42.7	9.8	23%

Operating Expenses:
General and Administrative	25.7	25.5	0.2	1%	89.6	80.4	9.2	11%
Sales and Marketing	1.0	0.1	0.9	900%	2.6	0.5	2.1	420%
Depreciation and Amortization	5.5	6.9	(1.4)	(20%)	17.7	21.2	(3.5)	(17%)
Realized and Unrealized Changes in Fair Value of Contingent Consideration	-	-	-	-	(0.3)	0.4	(0.7)	(175%)
Impairment Expense	8.2	1.6	6.6	412%	8.6	2.4	6.2	258%
Other Operating Expense (Income)	(3.1)	1.3	(4.4)	(338%)	(0.3)	(25.2)	24.9	(99%)

Total Operating Expenses	37.3	35.5	1.9	5%	118.0	79.7	38.2	48%

Loss from Operations	(20.1)	(23.2)	3.1	(13%)	(65.5)	(37.0)	(28.5)	77%

Non-Operating Expense (Income):
Interest Expense	7.8	9.9	(2.1)	(21%)	27.0	25.9	1.1	4%
Interest Income	-	-	-	-	(0.1)	(0.6)	0.5	(83%)
Amortization of Debt Discount and Loan Origination Fees	1.3	8.2	(6.9)	(84%)	11.5	14.6	(3.1)	(21%)
Change in Fair Value of Derivatives	(9.7)	(1.9)	(7.8)	411%	(25.9)	(2.1)	(23.8)	1,133%
(Gain) Loss on Extinguishment of Debt	-	6.4	(6.4)	(100%)	(10.2)	17.5	(27.7)	(158%)

Total Non-Operating (Income) Expense	(0.6)	22.5	(23.1)	(103%)	2.2	55.4	(53.0)	(96%)

Loss from Continuing Operations Before Provision for Income Taxes	(19.5)	(45.6)	26.1	(57%)	(67.7)	(92.4)	24.7	(27%)
Provision for Income Tax Benefit (Expense)	-	32.7	(32.7)	(100%)	(11.6)	(2.1)	(9.5)	452%

Net Loss from Continuing Operations	(19.5)	(12.9)	(6.6)	51%	(79.3)	(94.5)	15.2	(16%)
Net Loss from Discontinued Operations, Net of Taxes	(10.6)	3.2	(13.8)	(431%)	(31.7)	(16.9)	(14.8)	88%

Net Loss	(30.0)	(9.7)	(20.4)	210%	(111.0)	(111.4)	0.4	(0%)

Net Loss Attributable to Non-Controlling Interest	(0.2)	4.0	(4.2)	(105%)	(6.9)	(26.1)	14.3	(65%)

Net Loss Attributable to Shareholders of MedMen Enterprises Inc.	$(29.7)	$(13.7)	$(16.0)	(1,167%)	$(104.1)	$(85.3)	$(14.8)	17%

Adjusted Net Loss from Continuing Operations (Non-GAAP)	$(20.2)	$(4.7)	$(15.6)	333%	$(98.4)	$(89.2)	$(9.2)	10%
EBITDA from Continuing Operations (Non-GAAP)	$(4.8)	$(20.7)	$15.9	(77%)	$(11.1)	$(31.1)	$19.9	(64%)
Adjusted EBITDA from Continuing Operations (Non-GAAP)	$(5.6)	$(12.1)	$6.6	54%	$(30.2)	$(32.0)	$1.8	6%

Revenue

Revenue for the three and nine months ended March 26, 2022 was $35.2 million and $107.5 million, an increase of $3.4 million and $13.3 million, or 10.6% and 14.1%, compared to revenue of $31.9 million and $94.2 million for the three and nine months ended March 27, 2021.

Revenue in various states in which we operate is as follows:

	Three Months Ended				Nine Months Ended
	March 26,	March 27,			March 26,	March 27,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
California	$22.3	$20.2	$2.1	10.4%	$70.3	$60.7	$9.6	15.8%
Nevada	3.8	3.6	0.2	5.6%	11.7	10.4	1.3	12.5%
Illinois	4.0	4.7	(0.7)	(14.9%)	12.4	16.4	(4.0)	(24.4%)
Arizona	4.4	3.4	1.0	29.4%	12.2	6.7	5.5	82.1%
Massachusetts	0.8	-	0.8	100%	0.8	-	0.8	100%

Consolidated Revenue	35.2	31.9	3.3	10.3%	107.5	94.2	13.3	14.1%

Discontinued Operations	7.3	7.6	(0.3)	(3.9%)	22.7	17.9	4.8	26.8%

Total Revenue	$42.5	$39.5	$3.0	7.6%	$130.2	$112.1	$18.1	16.1%

Overall across all markets, for the periods presented, we saw positive implications on retail store traffic from the lifting of COVID-19 restrictions.

In California, the Company has continued to elevate its product offering, revamp its pricing and assortment strategy, and focus on driving retail traffic. Specifically in California, revenue for the three and nine months ended March 26, 2022 increased $2.1 million or 10.4% and $9.6 million or 15.8%, respectively, as compared to the same periods in the prior fiscal year. On average across the thirteen stores in California, we saw increased engagement through continued focus on customer experience at point of sale and focused on marketing and advertising.

In Arizona, revenue for the three and nine months ended March 26, 2022 increased $1.0 million or 29.4 % and $5.5 million or 82.1%, respectively, compared to the three and nine months ended March 27, 2021. These increases are primarily due to the Company’s focus on driving retail traffic after the state-wide transition to adult-use during the spring of calendar year 2021. In addition, these increases were also driven by increased third-party sales directly from our cultivation center in Mesa to other cannabis operators.

In Nevada, revenue for the three and nine months ended March 26, 2022 included an increase of $200,000 or 5.6%, and $1.3 million or 12.5%. The increase in revenue resulted from innovative marketing and selling strategies. These increases were partially offset due to the deconsolidation of the cultivation facility in Sparks, Nevada.

In Illinois, revenue for the three and nine months ended March 26, 2022, declined 14.9% and 24.4% respectively. We continue to face market pressure from additional licenses issued by surrounding municipalities.

In Massachusetts, our store near Fenway Park opened December 2021. Due to the premium location of Fenway, we anticipate an increase in foot traffic starting in April 2022 corresponding with the beginning of major league baseball’s Red Sox season and Spring weather in Boston.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the three and nine months ended March 26, 2022 was $18.0 million and $55.0 million compared to $19.6 million and $51.5 million for the three and nine months ended March 27, 2021. Gross profit for the third fiscal quarter was $17.2 million as compared to $12.3 million. As a percentage of revenue, gross profit increased to 48.8% as compared to 38.6% for the same period prior year. This increase resulted primarily from the deconsolidation of the cultivation and production facilities in California and Nevada where we had incurred significant fixed costs as well as recreational scaling up to go-along with efficiency improvements of our wholesale business in Arizona.

Operating Expenses

Operating expenses for the three months ended March 26, 2022 increased to $37.3 million from $35.5 million as compared to the same period prior year and increased to $118.1 million from $79.7 million as compared to the nine months ended March 27, 2022. These changes were attributable to the factors described below.

General and administrative expenses for the three and nine months ended March 26, 2022 were $25.7 million and $89.6 million, compared to $25.5 million and $80.4 million, a decrease of $0.2 million and increase of $9.2 million respectively, or 0.7% and 11.5% as compared to the same prior year periods. The overall increase in the nine months period is primarily due to an increase in professional fees which is a direct result of litigation costs including litigation associated with previous officers of the Company. On a sequential quarter basis, we achieved a reduction of $5.6 million from $31.3 million reported in our second fiscal quarter. Management continues to focus in reducing company-wide selling, general and administrative expenses (“SG&A”).

Sales and marketing expenses for the three and nine months ended March 26, 2022 were $1.0 million and $2.6 million, compared to $0.1 million and $0.5 million. In comparison to the prior year periods, the increase in sales and marketing expenses is primarily attributed to marketing initiatives to drive retail traffic as COVID-19 restrictions began to lift, tourism increased.

Depreciation and amortization for the three and nine months ended March 26, 2022 was $5.5 million and $17.7 million, as compared to $6.9 million and $21.2 million. The overall decrease is attributable to the reduction in capital expenditures resulting from a delay in capital-intensive projects as part of the Company’s turnaround plan and the COVID-19 pandemic.

Impairment expense for the three and nine months ended March 26, 2022 was $8.2 million and $8.6 million, as compared to $1.6 million and $2.3 million in the prior year. These increases were primarily related to the write down of certain leasehold improvements at the distribution center in California which closed and no longer in operations as of March 26, 2022.

Other operating expense (income) for the three and nine months ended March 26, 2022 was ($3.1) million and ($0.3) million, as compared to $1.3 million and $(25.2) million for the three and nine months ended March 27, 2021, respectively. For the nine months ended March 26, 2022, the change was primarily attributable to the $16.3 million gain related to the lease deferral with the REIT and $2.9 million gain on lease terminations in the comparative prior period. For the nine months ended March 26, 2022, other operating expense (income) included reorganizational expenses of $2.8 million.

Non-Operating Expense

Non-operating (income) expense for the three and nine months ended March 26, 2022, was ($0.6) million and $2.2 million as compared to $22.5 million and $55.4 million in the prior year periods. During the three months period, the increase in non-operating (income) expense was primarily due the recognition of a gain related to changes in the fair value of our derivative liability as a result of the Short-Term warrants recorded with a fair value of $21.2 million that expired unexercised. In addition, our discount amortization charges, and expense associated with extinguishment of debt were also lower. For the nine months period, the decrease was primarily driven by lower interest costs, and lower expense associated with the extinguishment of debt.

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

The provision for income taxes for the three and nine months ended March 26, 2022 was nil and an expense of $11.6 million, respectively, compared to the provision for income tax benefit of $32.7 million and an expense of $2.1 million for the three and nine months ended March 27, 2021, primarily due to the Company’s forecasted income, related IRC Section 280E expenditures and interest due to the Internal Revenue Service. The Company has incurred a large amount of expenses that are not deductible due to IRC Section 280E limitations which resulted in income tax expense being incurred while there were pre-tax losses for the current period.

Net Loss

Net loss from continuing operations for the three months ended March 26, 2022 and March 27, 2021 was favorably impacted by improvement in gross profits and lower operating expense offset by a non-cash impairment charge related to the closure of our distribution facility in California. Net loss from continuing operations for the nine months ended March 26, 2022 decreased to $79.3 million from $94.5 million for the same period prior year. The decrease during the nine months period as compared to the same period prior year was primarily as result of the effects of non-operating activities that occurred in the prior year, including a loss in extinguishment of debt which did not occur in 2022.

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

Retail Gross Margin (Non-GAAP)

	Fiscal Quarter Ended
	March 26,	December 25,
	2022	2021	$ Change	% Change
Gross Profit	$17.2	$17.9	$(0.7)	(4%)

Gross Margin Rate	49%	50%	(1%)	(3%)

Cultivation & Wholesale Revenue	1.3	1.3	-	-%
Cultivation & Wholesale Cost of Goods Sold	1.0	1.2	(0.2)	(16%)
Non-Retail Gross Margin	0.3	0.1	0.2	200%

Retail Gross Margin (Non-GAAP)	$16.9	$17.8	$(1.0)	(6%)
Retail Gross Margin Rate (Non-GAAP)	50.0%	52.1%	(2)%	(4%)

Retail Adjusted EBITDA Margin (Non-GAAP)

	Fiscal Quarter Ended
	March 26,	December 25,
	2022	2021	$ Change	% Change
Net Loss	$(30.0)	$(20.4)	$(9.6)	47%
Net Loss from Discontinued Operations, Net of Taxes	10.6	9.8	0.8	9%
Provision for Income Tax (Benefit) Expense	-	(8.1)	8.1	(100%)
Other (Income) Expense	(0.6)	(2.4)	1.8	(75%)
Excluded Items (1)	5.1	0.2	4.9	2,450%
Loss from Operations Before Excluded Items	$(14.9)	$(20.9)	$6.0	(29%)

Non-Retail Gross Margin	0.3	0.1	0.3	300%
Non-Retail Operating Expenses (2)	(20.4)	(26.6)	6.2	(23%)
Non-Retail EBITDA Margin	(20.1)	(26.5)	6.5	(25%)

Retail Adjusted EBITDA Margin (Non-GAAP)	$5.2	$5.6	$(0.5)	(9%)
Retail Adjusted EBITDA Margin Rate (Non-GAAP)	15.3%	16.4%	(7%)	(43%)

(1)	Items excluded from Loss from Operations

	March 26,	December 25,
	2022	2021
Realized and Unrealized Loss on Changes in Fair Value of Contingent Consideration	$-	$0.3
Impairment Expense	8.2	-
(Gain) Loss On Disposals of Assets, Restructuring Fees and Other Expenses	(3.1)	(0.1)
Total Excluded Items	$5.1	$0.2

(2)	Detail of Non-Retail Operating Expenses

	Fiscal Quarter Ended
	March 26,	December 25,
	2022	2021	$ Change	% Change
Cultivation & Wholesale	$0.3	$0.9	$(0.6)	(67%)
Corporate SG&A	9.3	14.7	(5.4)	(37%)
Depreciation & Amortization	5.5	6.4	(0.9)	(14%)
Other (3)	5.3	4.6	0.7	15%
Non-Retail Operating Expenses	20.4	26.6	(6.2)	(23%)

Direct Store Operating Expenses (4)	11.8	12.2	(0.4)	(3%)
Excluded Items (1)	5.1	0.2	4.9	2,450%
Total Expenses	$37.3	$39.0	$(1.7)	(4%)

(3)	Other non-retail operating expenses excluded from Retail Adjusted EBITDA Margin (Non-GAAP) for the fiscal quarters ended March 26, 2022 and December 25, 2021 primarily consist of transaction costs and restructuring costs of $2.4 million and $1.6 million, respectively, and share-based compensation of $1.6 million and $0.8 million, respectively, as commonly excluded from Adjusted EBITDA from Continuing Operations (Non-GAAP).
(4)	For the fiscal quarters ended March 26, 2022 and December 25, 2021, direct store operating expenses include, but are not limited to, rent, utilities, payroll and payroll related expenses, employee benefits, and security, totaling $11.8 million and $12.2 million, local taxes of $0.1 million and nil, and distribution expenses of $0.8 million and $0.9 million, respectively. Local taxes include cannabis sales and excise taxes imposed by municipalities in which the Company has active retail operations and vary by jurisdiction. Distribution expenses relate to additional porter fees.

The non-GAAP retail performance measures demonstrate the Company’s four-wall margins which reflect the sales of the Company’s retail operations relative to the direct costs required to operate such dispensaries. Retail revenue is related to net sales from the Company’s stores, excluding non-retail revenue, such as cultivation and manufacturing revenue. Similarly, retail cost of goods sold and direct store operating expenses are directly related to the Company’s retail operations. Non-Retail Revenue includes revenue from third-party wholesale sales. Non-Retail Cost of Goods Sold includes costs directly related to third-party wholesale sales produced by the Company’s cultivation and production facilities, such as packaging, materials, payroll, rent, utilities, security, etc. While third-party sales were not significant for the fiscal quarter ended March 26, 2022, Non-Retail Cost of Goods Sold related to cultivation and wholesale operations was $0.4 million due to unallocated overages from increased production burn rate. Non-Retail Operating Expenses include ongoing costs related to the Company’s cultivation and wholesale operations, corporate spending, and depreciation and amortization. Non-Retail EBITDA Margin reflects the gross margins of the Company’s cultivation and wholesale operations excluding any related operating expenses. To determine the Company’s four-wall margins, certain costs that do not directly support the Company’s retail function are excluded from Retail Adjusted EBITDA Margin (Non-GAAP).

For the fiscal third quarter of 2022, retail revenue was $33.6 million across the Company’s continuing operations in California, Nevada, Arizona, Illinois and Massachusetts. This represents a 3.5% decrease, or $1.2 million, over the second quarter of 2022 of $34.8 million. The decrease in retail revenue from continuing operations was primarily driven by a decrease of $1.4 million in states other than Massachusetts and partially offset by an increase of $0.8 million in Massachusetts. While there were multiple reasons for the decrease in retail revenue on a sequential quarter basis, we believe the primary factors were uncertainties and the changes in spending patterns of patients and customers after restrictions related to the COVID-19 pandemic began lifting and increased competition in certain markets.

Retail Gross Margin Rate (Non-GAAP), which is Retail Gross Margin (Non-GAAP) divided by Retail Revenue (Non-GAAP), for the fiscal third quarter of 2022 was 50.0% compared to the fiscal second quarter of 2022 of 52.1%. Retail Gross Margin (Non-GAAP) is Retail Revenue (Non-GAAP) less the related Retail Cost of Goods Sold (Non-GAAP). The Company had an aggregate Retail Adjusted EBITDA Margin Rate (Non-GAAP), which is Retail Adjusted EBITDA Margin (Non-GAAP) divided by Retail Revenue (Non-GAAP), of 14.9% for the fiscal third quarter of 2022 which represents an increase compared to the 16.4% realized in the second first quarter of 2022 primarily due to increased focus on cost savings measures throughout all components of general and administrative expenses.

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

	Fiscal Quarter Ended
	March 26,	December 25,
($ in Millions)	2022	2021	$ Change	% Change
General and Administrative	$25.7	$31.3	$(5.6)	(18%)
Sales and Marketing	1.0	1.0	(0.0)	(1%)

Consolidated SG&A	26.7	32.3	(5.6)	(17%)

Direct Store Operating Expenses (1)	11.8	12.2	(0.4)	(3%)
Cultivation & Wholesale	0.3	0.1	0.2	200%
Other (2)	5.3	5.3	0.0	0%
Less: Non-Corporate SG&A	17.4	17.6	(0.2)	(1%)

Corporate SG&A as a Component of Adjusted EBITDA from Continuing Operations (Non-GAAP)	$9.3	$14.7	$(5.4)	(37%)

(1)	Other non-Corporate SG&A for the fiscal quarters ended March 26, 2022 and December 25, 2021 primarily consist of transaction costs and restructuring costs of $2.4 million and $1.6 million, respectively, and share-based compensation of $1.6 million and $0.7 million, respectively, as commonly excluded from Adjusted EBITDA (Non-GAAP).

For the fiscal third quarter of 2022, Adjusted EBITDA from Continuing Operations (Non-GAAP) includes Corporate SG&A (Non-GAAP) of $9.3 million, which is $5.4 lower than the fiscal second quarter of 2022 or $14.7 million.

Adjusted Net Loss from Continuing Operations (Non-GAAP)

The table below reconciles Net Loss to Adjusted Net Loss from Continuing Operations (Non-GAAP) for the periods indicated.

	Three Months Ended		Nine Months Ended
	March 26,	March 27,	March 26,	March 27,
($ in Millions)	2022	2021	2022	2021
Net Loss	$(30.0)	$(9.7)	$(111.0)	$(111.4)

Less: Net Loss from Discontinued Operations, Net of Taxes	10.6	(3.2)	31.7	16.9
Add (Deduct) Impact of:
Transaction Costs & Restructuring Costs	2.4	2.7	8.0	6.1
Share-Based Compensation	1.6	0.1	4.0	2.8
Other Non-Cash Operating Costs (1)	(4.8)	5.8	(31.0)	(9.8)
Income Tax Effects (2)	-	(0.4)	(0.1)	8.0

Total Adjustments	(0.1)	8.2	(19.1)	7.1

Adjusted Net Loss from Continuing Operations (Non-GAAP)	$(20.2)	$(4.7)	$(98.4)	$(87.4)

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

	Three Months Ended		Nine Months Ended
	March 26,	March 27,	March 26,	March 27,
($ in Millions)	2022	2021	2022	2021
Net Loss	$(30.0)	$(9.7)	$(111.0)	$(111.4)

Less: Net Loss from Discontinued Operations, Net of Taxes	10.6	(3.2)	31.7	16.9
Add (Deduct) Impact of:
Net Interest and Other Financing Costs	13.7	18.0	43.0	40.0
Provision for Income Taxes	-	(32.7)	11.6	2.1
Amortization and Depreciation	5.5	6.9	17.7	21.3

Total Adjustments	19.2	(7.8)	72.8	63.4

EBITDA from Continuing Operations (Non-GAAP)	$(0.2)	$(20.7)	$(6.5)	$(31.1)

Add (Deduct) Impact of:
Transaction Costs & Restructuring Costs	2.4	2.7	8.0	6.1
Share-Based Compensation	1.6	0.1	4.4	2.8
Other Non-Cash Operating Costs (1)	(15.9)	5.8	(42.2)	(9.8)

Total Adjustments	(11.9)	8.6	(29.8)	(0.9)

Adjusted EBITDA from Continuing Operations (Non-GAAP)	$(12.1)	$(12.1)	$(36.7)	$(32.0)

(1)	Other non-cash operating costs for the periods presented were as follows:

	Three Months Ended		Nine Months Ended
	March 26,	March 27,	March 26,	March 27,
($ in Millions)	2022	2021	2022	2021
Change in Fair Value of Derivative Liabilities	$(9.7)	$(1.9)	$(25.9)	$(2.1)
Gain on Disposal of Assets Held For Sale	-	2.0	-	(10.5)
Change in Fair Value of Contingent Consideration	-	-	(0.3)	0.4
Gain/Loss on Lease Termination	0.2	(1.3)	0.2	(17.9)
Gain/Loss on Extinguishment of Debt	-	6.4	(10.2)	17.5
Gain/Loss from Disposal of Assets	(0.1)	0.5	(0.1)	0.4
Impairment Expense	8.2	1.6	8.6	2.4
Other Non-Cash Operating Costs	(3.2)	(1.5)	(3.2)	-

Total Other Non-Cash Operating Costs	$(4.8)	$5.8	$(31.0)	$(9.8)

(2)	Income tax effects to arrive at Adjusted Net Loss from Continuing Operations (Non-GAAP) are related to temporary tax differences in which a future income tax benefit exists, such as changes in fair value of investments, assets held for sale and other assets, changes in fair value of contingent consideration, loss from disposal of assets, and impairment expense. The income tax effect is calculated using the federal statutory rate of 21.0% and statutory rate for the state in which the related asset is held or the transaction occurs, most of which is in California with a statutory rate of 8.84%.

EBITDA from Continuing Operations (Non-GAAP) represents the Company’s current operating profitability and ability to generate cash flow and includes significant non-cash operating costs. Net Loss is adjusted for interest and financing costs as a direct result of debt financings, income taxes, and amortization and depreciation expense to arrive at EBITDA from Continuing Operations (Non-GAAP). Considering these adjustments, the Company had EBITDA from Continuing Operations (Non-GAAP) of $6.4 million and $0.1 million for the three and nine months ended March 26, 2022 compared to $(20.7) million and $(30.8) million for the comparative prior period. The change in EBITDA from Continuing Operations (Non-GAAP) was primarily due to higher sales and improvements in gross margin offset by higher spend in marketing activities. Refer to Item 2 “Liquidity and Capital Resources” for further discussion of management’s future outlook.

Refer to Item 2 “Retail Performance” above for reconciliations of Retail Adjusted EBITDA.

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the nine months ended March 26, 2022 and March 27, 2021:

	Nine Months Ended
	March 26,	March 27,
($ in Millions)	2022	2021	$ Change	% Change
Net Cash Used in Operating Activities	$(64.6)	$(46.3)	$(18.3)	40%
Net Cash (Used in) Provided by Investing Activities	(4.7)	17.5	(22.2)	(127%)
Net Cash Provided by Financing Activities	72.4	40.6	31.8	78%

Net Increase (Decrease) in Cash and Cash Equivalents	3.1	(11.8)	14.9	126%
Cash Included in Assets Held for Sale	(0.3)	-	(0.3)	100%
Cash and Cash Equivalents, Beginning of Period	11.6	9.3	2.3	25%

Cash and Cash Equivalents, End of Period	$14.4	$21.1	$6.7	(32%)

Cash Flow from Operating Activities

Net cash used in operating activities was $65.4 million for the nine months ended March 26, 2022, an increase of $18.3 million, or 39%, compared to $47.1 million for the nine months ended March 27, 2021. The increase was primarily driven by an increase in cash used for income taxes and litigation expenses.

Cash Flow from Investing Activities

Net cash used in investing activities was $4.7 for the nine months ended March 26, 2022, a decrease of $22.2 million, from the $17.5 million of net cash provided from investing activities in the prior year. The prior period included $18.8 million received from proceeds from the sale of assets held for sale. In the current period cash used in investing activities was related to construction for the opening or reopening of retail stores.

Cash Flow from Financing Activities

Net cash provided by financing activities was $73.2 million for the nine months ended March 26, 2022, an increase of $32.6 million, compared to $40.6 million for the nine months ended March 27, 2021. The increase in change of net cash provided by financing activities was primarily due to the $95.0 million for the issuance of equity instruments for cash and the $5.0 million from the unsecured promissory note. The increase in debt and equity financings was offset by payments of stock issuance costs of $5.4 million in connection with such capital transactions and a prepayment of our term loans of $20.0 million. On January 31, 2022, the Company’s term loans became due and the Company entered into an agreement with the lender to extend the maturity date until July 31, 2022 and August 1, 2021 for the various loans included in the Senior Secured Term Loan Facility. See “Note 10 – Notes Payable”, for additional information about the Senior Secured Term Loan Facility. The prepayment was in consideration of the due date extension.

Financial Condition, Liquidity and Going Concern

As of March 26, 2022, the Company had cash and cash equivalents of $14.4 million and working capital deficit of $204.1 million. The Company has incurred net losses from continuing operations of $19.5 million and $79.3 million for the three and nine months then ended, respectively, used cash in continued operating activities of $51.7 million so far in fiscal year 2022 and anticipates that the Company will continue to incur losses until such time as revenues exceed operating costs. On January 31, 2022, the Company’s term loans of $113.6 million as of March 26, 2022 became due and the Company entered into an agreement (the “Sixth Modification to Senior Secured Term Loan”, or the “Sixth Modification”) with the lender to extend the maturity date until July 31, 2022 and August 1, 2021 for the various loans included in the Senior Secured Term Loan Facility. See “Note 10 – Notes Payable”. As of March 26, 2022, the Company is in violation of minimum liquidity covenant with its unsecured senior lender. The term loans require the Company to maintain $15.0 million of minimum cash. The conditions described above raise substantial doubt with respect to the Company’s ability to meet its obligations for at least one year from the issuance of these Condensed Consolidated Financial Statements, and therefore, to continue as a going concern.

The Company plans to continue to fund its operations through the implementation of its strategic cost savings plan, the various strategic actions which may include divesting of non-core assets, including its assets in Florida and New York, as well continuing its on-going revenue strategy of market expansion and retail revenue growth. If the above conditional purchase of the term loans and/or the strategic actions, for any reason, are inaccessible, it would have a significantly negative effect on the Company’s financial condition. Additionally, we expect to continue to manage the Company’s operating expenses and reduce its projected cash requirements through reduction of its expenses by delaying new store development, permanently or temporarily closing stores that are deemed performing below expectations, and/or implementing other restructuring activities. Furthermore, COVID-19 and the impact the global pandemic has had and will continue to have on the broader retail environment could also have a significant impact on the Company’s financial operations.

As of March 26, 2022, the accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying consolidated condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.

The following table summarizes certain aspects of the Company’s financial condition as of March 26, 2022 and June 26, 2021:

	March 26,	June 26,
($ in Millions)	2022	2021	$ Change	% Change
Cash and Cash Equivalents	$14.4	$11.6	$2.8	24%
Total Current Assets	$171.0	$175.8	$(4.8)	(3%)
Total Assets	$432.0	$472.5	$(40.5)	(9%)
Total Current Liabilities	$375.1	$375.1	$-	-
Notes Payable, Net of Current Portion	$74.4	$76.5	$(2.1)	(3%)
Total Liabilities	$679.1	$726.1	$(47.0)	(6%)
Total Shareholders’ Equity	$(247.1)	$(253.6)	$6.5	(3%)
Working Capital Deficit	$(204.1)	$(199.3)	$(4.8)	2%

As of March 26, 2022, the Company had $14.4 million of cash and cash equivalents and $204.1 million of working capital deficit, compared to $11.6 million of cash and cash equivalents and $199.3 million of working capital deficit as of June 26, 2021. During the year, the Company raised $100.0 million in the Private Placement during the fiscal first quarter of 2022 which helped stabilize liquidity and allowed the Company to prioritize new market opportunities and existing operations over near-term balance sheet management. In addition, on August 17, 2021, the Company amended the Convertible Facility wherein the maturity date was extended to August 17, 2028 and any cash interest obligation was eliminated, instead providing for paid-in-kind interest.

The $4.8 million detriment in working capital deficit was primarily related to an increase in cash provided by assets held for sale and offset by use of cash in settlement of accounts payable including litigation costs. The Company’s working capital will be significantly impacted by continued operations and growth in retail operations, the operationalization of existing licenses, and the continued stewardship of the Company’s financial resources. The ability to fund working capital needs will also be dependent on the Company’s ability to raise additional debt and equity financing and execute cost savings plans.

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

Amendment and Extension of Convertible Facility

On April 23, 2019, the Company secured a senior secured convertible credit facility (the “Convertible Facility”) to provide up to $250,000,000 in gross proceeds, arranged by Gotham Green Partners (“GGP”). The Convertible Facility has been accessed to date through issuances to the lenders of convertible senior secured notes (“GGP Notes”, or the “Notes”) co-issued by the Company and MM Can USA, Inc. (“MM CAN” or “MedMen Corp.”). As of March 26, 2022, the Company has drawn down on a total of $165,000,000 on the Convertible Facility. The principal amount of the Convertible Facility has been used for ongoing operations, capital expenditures and other corporate purposes.

On August 17, 2021, the Company announced that Superhero Acquisition, L.P. (“Superhero”), a newly formed limited partnership established by Tilray Brands, Inc. (“Tilray”) and other strategic investors, acquired a majority of the outstanding GGP Notes. Under the terms of the transaction Superhero acquired an aggregate principal amount of approximately $165,800,000 of the Notes and warrants issued in connection with the Convertible Facility, all of which were originally issued by MedMen and held by GGP, representing 75% of the outstanding Notes and 65% of the outstanding warrants under the Convertible Facility. Specifically, Tilray’s interest in the SPV represents rights to 68% of the Notes and related warrants held by the SPV, which are convertible into, and exercisable for, approximately 21% of the outstanding Class B Subordinate Voting Shares of MedMen upon closing of the transaction. Tilray’s ability to convert the Notes and exercise the warrants is dependent upon U.S. federal legalization of cannabis or Tilray’s waiver of such requirement as well as any additional regulatory approvals. Tilray also has the right to appoint two non-voting observers of the Company’s Board of Directors.

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

Backstopped Equity Investment

On August 17, 2021, the Company entered into subscription agreements with various investors led by Serruya Private Equity Inc. (“SPE”) to purchase $100,000,000 of units (each, a “Unit”) of the Company at a purchase price of $0.24 per Unit (the “Private Placement”) wherein certain investors associated with SPE agreed to backstop the Private Placement (the “Backstop Commitment”). Each Unit consisted of one Class B Subordinate Voting Share and one-quarter share purchase warrant. Each warrant permits the holder to purchase one Subordinate Voting Share at an exercise price of $0.288 per share for a period of five years from the date of issuance. The Company issued a total of 416,666,640 Subordinate Voting Shares and 104,166,660 warrants for gross proceeds of $100,000,000. The proceeds from the Private Placement have allowed MedMen to expand its operations in key markets such as California, Florida, Illinois and Massachusetts and identify and accelerate further growth opportunities across the United States.

Each Unit issued to certain funds associated with SPE consisted of one Class B Subordinate Voting Share and one-quarter of one share purchase warrant, plus a proportionate interest in a short-term warrant (the “Short-Term Warrant”) At the option of the holders and upon payment of $30,000,000, the Short-Term Warrant entitled the holders to acquire (i) an aggregate of 125,000,000 Units at an exercise price of $0.24 per Unit, or (ii) $30,000,000 principal amount of notes at par, convertible into 125,000,000 Subordinate Voting Shares at a conversion price of $0.24 per share under the terms of the Convertible Facility. The Short Term Warrants expired unexercised on December 31, 2021.

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

Unsecured Convertible Facility

On September 16, 2020, the Company entered into an unsecured convertible debenture facility (the “Unsecured Convertible Facility”) for total available proceeds of $10,000,000 callable in tranches of $1,000,000 each. The debentures provide for the automatic conversion into Subordinate Voting Shares in the event that the VWAP is 50% above the conversion price on the CSE for 45 consecutive trading days. On June 28, 2021, the remaining balance of the Unsecured Convertible Facility of $2,500,000 was automatically converted into 16,014,664 Class B Subordinate Voting Shares in the amount of $2,007,620. In addition, 8,807,605 of the outstanding warrants under the Unsecured Convertible Facility were exercised at varying prices for a net exercise price of $1,622,377. As of March 26, 2022, the outstanding balance of the Unsecured Convertible Facility was nil.

Partnership with Foundry Works, Inc.

On October 1, 2021, the Company announced that LitHouse Farms, a subsidiary of Foundry Works, Inc. (“Foundry”), will manage its cultivation and manufacturing operations at its facilities in Desert Hot Springs, California (“DHS”) and Sparks, Nevada (“Sparks”). Licensed operations at the facilities will be carried on under management agreements which include purchase options for nominal consideration, subject to regulatory approval. Concurrent with the transaction, Foundry agreed to pay a portion of the monthly rents of DHS worth approximately $3,200,000 per year beginning in its first year, increasing to approximately $4,600,000 per year in its sixth year, subject to 3% annual escalators thereafter through March 2039. Foundry also agreed to pay a portion of the monthly rents for Sparks worth approximately $2,400,000 per year beginning in its first year, increasing to approximately $3,400,000 per year in its sixth year, subject to 3% annual escalators thereafter through January 2039. The cash flow accretive partnership will help reduce the significant fixed costs associated with the facilities.

Cash Burn Rate

For the nine months ended a year ago, the Company’s monthly burn rate, which was calculated as cash spent per month in operating activities, was approximately $8.3 million compared to a monthly burn rate of approximately $5.9 million for the nine months ended March 26, 2022. During the fiscal first quarter of 2022, the Company shifted its focus from a turnaround plan that took place during fiscal year 2021, which resulted in the divestiture of non-core assets and lease modifications and turned to a growth plan with new capital to capitalize on further opportunities.

The restructuring of the Convertible Facility and the successful closing of the Private Placement with investors led by SPE during the fiscal first quarter of 2022 stabilized the Company’s liquidity and properly positions the Company for growth to profitability.

As of March 26, 2022, cash generated from ongoing operations may not be sufficient to fund operations and, in particular, to fund the Company’s growth strategy in the short-term or long-term. We expect the impending sales of our assets in Florida and New York will provide $150.0 million of cash proceeds in the near term. The cash generated from these asset sales will be used to fund operations, pay debt and fund the Company’s “asset-light” growth strategy.

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

Critical Accounting Policies, Significant Judgments and Estimates and Recent Accounting Pronouncements

There have been no changes in critical accounting policies, estimates and assumptions from the information provided in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in the Form 10 for the fiscal year ended June 26, 2021 that have a significant effect on the amounts recognized in the interim consolidated financial statements as of and for the fiscal quarter ended March 26, 2022. See “Note 2 – Summary of Significant Accounting Policies” in the condensed consolidated financial statements in Item 1 for recently adopted accounting standards. For more information on the Company’s critical accounting estimates, refer to the annual MD&A for the fiscal year ended June 26, 2021. A detailed description of our critical accounting policies and recent accounting pronouncements are detailed in Item 8 of the 2021 Form 10.

Transactions with Related Parties

All related party balances due from or due to the Company as of March 26, 2022 and June 26, 2021 did not have any formal contractual agreements regarding payment terms or interest. For amounts due from and to related parties, refer to “Note 19 – Related Party Transactions” of the Consolidated Financial Statements for the three and nine months ended March 26, 2022 in Item 1.

Gotham Green Partners

As discussed in Item 2 “Liquidity and Capital Resources” and Item 2 “Quarterly Highlights”, the Company has engaged in a strategic partnership with Gotham Green Partners, a related party. The arrangement is to provide financing to the Company in the form of a credit facility up to $250,000,000 accessed through issuances of convertible senior secured notes (the “Notes”) co-issued by the Company and MM CAN USA, Inc. The Notes are convertible, at the option of the holder, into Subordinate Voting Shares at any time prior to the close of business on the last business day immediately preceding the maturity date of April 23, 2022. In addition, upon issuance of any Notes, the lenders are issued share purchase warrants (the “Warrants”) of the Company, each of which are exercisable to purchase one Subordinate Voting Share for 36 months from the date of issue. The Notes and the Warrants, and any Subordinate Voting Shares issuable as a result of a conversion of the Notes or exercise of the Warrants, will be subject to a four-month hold period from the date of issuance of such Notes or such Warrants, as applicable, in accordance with applicable Canadian securities laws. While the Notes are outstanding, the lenders will be entitled to the collective rights to appoint a representative to attend all meetings of the Board of Directors in a non-voting observer capacity. GGP has the ability to nominate an individual to serve on the Company’s Board of Directors for so long as GGP’s diluted ownership percentage is at least 10%. The convertible facility bears interest at a rate of LIBOR plus 6.0% per annum. All convertible notes will have a maturity date of 36 months from the maturity date, with a twelve-month extension feature available to the Company on certain conditions. As of March 26, 2022, the Company has drawn down on approximately $165,000,000 of the Convertible Facility. Refer to “Note 11 – Senior Secured Convertible Credit Facility” of these Consolidated Financial Statements.

Tilray Brands, Inc.

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

Serruya Private Equity, Inc.

In August 2021, the Company executed an equity offering with various investors led by Serruya Private Equity, Inc. in which the Company issued 416,666,640 Subordinate Voting Shares and 104,166,660 warrants for gross proceeds of $100,000,000. SPE can nominate one member to the Board of Directors so long as SPE has at least 9% of the Class B Subordinate Voting Shares on fully-diluted basis. In connection with the Private Placement, the Company appointed Michael Serruya, SPE’s Managing Director, as a member of its board of directors. In November 2021, the Company appointed Michael Serruya, SPE’s Managing Director, as its Chairman and Interim Chief Executive Officer. In April 2022, Mr. Serruya stepped down as Interim Chief Executive Officer in connection with the appointment of Ed Record as Chief Executive Officer.

SierraConstellation Partners

In March 2020, the Company retained SierraConstellation Partners (“SCP”) wherein Tom Lynch, a Partner and Senior Managing Director at SCP, was appointed as Chief Executive Officer and Chairman of the Board and Tim Bossidy, a Director at SCP, was appointed as Chief Operating Officer. As of March 26, 2022, Mr. Lynch and Mr. Bossidy are no longer with the Company. In December 2020, Reece Fulgham, a Managing Director at SCP, was appointed as Interim Chief Financial Officer, and in February 2022, he resigned. As of March 26, 2022, the Company had paid $1,896,760 in fees to SCP for interim management and restructuring support during the current fiscal year. In addition, during the nine months ended March 26, 2022, Mr. Lynch and Mr. Bossidy each received 214,030 stock options and 850,036 restricted stock units.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information not required to be filed by smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 26, 2022, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three ended March 26, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 7, 2021, JTM Construction Group, Inc. (“JTM”) filed a cross-complaint against MM Enterprises USA, LLC, a subsidiary of the Company, in the Los Angeles Superior Court alleging breach of contract, quantum merit and implied indemnity. The Company is actively defending the legal matter which the claimant is seeking damages of approximately $11.1 million plus interest, attorneys’ fees and costs and other relief awards by the court. While it is too early to predict the outcome of the case or whether an adverse result would have a material adverse impact on our operations or financial position, we believe we have meritorious defenses and intend to defend this legal matter vigorously. Effective April 4, 2022, the parties entered into a settlement agreement whereby the Company paid JTM a cash payment of $1.0 million and agreed to pay $1.5 million paid in equally monthly installments, and issued to JTM 37,347,855 Subordinate Voting Shares. The Company and JTM also agreed, under certain circumstances in connection with any sales of the shares, that the Company may need to make additional cash payments or that shares may be cancelled.

The Company is a party to three lawsuits related to previous acquisitions that closed in December 2018 and February 2019. Whitestar Solutions, LLC and Adakai Holdings, LLC filed a complaint on March 11, 2020 and Unisys Technical Solutions, LLC, Michael Colburn and Daryll DeSantis filed a complaint on May 26, 2020, each in Superior Court of the State of Arizona, Maricopa County, and Ryan Rayburn and South Cord Management LLC filed a complaint on April 21, 2020 in Superior Court for the State of California, County of Los Angeles. The lawsuits involve a dispute regarding a purchase agreement for the sale of the membership interests in Kannaboost Management LLC and CSI solutions on February 8, 2019. The lawsuits allege fraudulent inducement and breach of contract, breach of contract, breach of implied covenant of good faith and fair dealing, common law fraud and securities fraud. The plaintiffs seek damages including, rescission, declaratory judgment, specific performance, monetary damages to be proven at trial and costs and reasonable attorneys’ fees. The lawsuits are is currently scheduled for trial in June 2022. The Company believes the likelihood of a loss contingency is neither probable nor remote and the amount cannot be estimated reliably. As such, no amount has been accrued in the financial statements.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the fiscal quarter ended March 26, 2022, in addition to issuances previously reported on Form 8-K, the Company issued the securities listed below:

●	On March 7, 2022, the Company issued 72,685 Class B Subordinate Voting Shares to an unrelated third party in connection with services provided.

●	On March 11, 2022, the Company issued 876,867 Class B Subordinate Voting Shares to an unrelated third party in connection with services provided.

Subsequent to the fiscal quarter ended March 26, 2022, the Company issued the securities listed below:

●	On April 8, 2022, the Company issued 41,520,915 Class B Subordinate Voting Shares to an unrelated third party in connection with the settlement and release of certain outstanding capital construction obligations.

●	On April 13, 2022, the Company issued 1,376,932 Class B Subordinate Voting Shares to an unrelated third party in connection with services provided.

●	On April 19, 2022, the Company issued an aggregate of 697,150 Class B Subordinate Voting Shares to non-employee directors of the Board of Directors in connection with their fees that are paid on a quarterly basis.

●	On April 25, 2022, the Company issued 22,497,786 Class B Subordinate Voting Shares to an unrelated third party in connection with settlement of a debt obligation.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

Information regarding the issuances of unregistered securities subsequent to March 26, 2022 included in Part II, Item 2. Unregistered Sale of Equity Securities and Use of Proceeds of this Quarterly Report on Form 10-Q, is incorporated herein by reference. The information is included herewith for the purpose of providing the disclosure required under Item 3.02 of Current Report on Form 8-K.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.1	Sixth Modification (with forms of Notes) dated February 2, 2022 between the Company and Hankey Capital, LLC	S-1/A	333-263331	10.7(g)	5/6/22
10.2	Offer Letter to Ana Bowman executed February 16, 2022	S-1/A	333-263331	10.36	5/6/22
10.3	Asset Purchase Agreement dated February 27, 2022 between MME Florida, LLC, MM Enterprises USA, LLC and Green Sentry Holdings, LLC.	S-1/A	333-263331	10.37	5/6/22
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					✓
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					✓
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					✓
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.					✓
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					✓
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					✓
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					✓
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					✓
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)					✓

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 10, 2022	MEDMEN ENTERPRISES INC

/s/ Ana Bowman
	By:	Ana Bowman
	Its:	Chief Financial Officer