Form 10-K
period 2022-06-25
MedMen Enterprises, Inc.
filed 2022-09-09
CIK 1776932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 25, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-56199

MEDMEN ENTERPRISES INC.

(Exact Name of Registrant as Specified in Its Charter)

British Columbia	98-1431779
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

8740 S Sepulveda Blvd, Suite 105, Los Angeles, California	90045
Address of Principal Executive Offices	Zip Code

Registrant’s telephone number, including area code (424) 330-2082

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (December 25, 2021) was approximately $216.3 million. Solely for the purposes of this calculation, the registrant has excluded shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Class B Subordinate Voting Shares in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 7, 2022, there were 1,301,683,764 Class B Subordinate Voting Shares outstanding.

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

Forward-Looking Statements

This Annual Report on Form 10-K (“Report”) includes “forward-looking information” and “forward-looking statements” within the meaning of Canadian securities laws and United States securities laws (collectively, “forward-looking information”). All information, other than statements of historical facts, included in this Report that addresses activities, events or developments that the Company expects or anticipates will or may occur in the future is forward-looking information. Forward-looking information is often identified by the words “may”, “would”, “could”, “should”, “will”, “intend”, “plan”, “anticipate”, “believe”, “estimate”, “expect” or the negative of these terms or variations of them or similar terms and includes, among others, information and statements regarding:

●	the business and the expectations to continue as a going concern, revenue, results and future activities of, and developments related to, the Company after the date of this Report, including as a result of the planned reductions of operating expenses;

●	statements that may imply the Company has sufficient cash to operate and/or are able to access financial markets to raise funds;

●	the value of its long-lived assets, including the cannabis licenses, and goodwill associated with prior acquisitions;

●	information that implies the Company is or can be continuously funded by convertible note holders or equity holders who have provided cash infusions in the past;

●	statements that imply or suggest that returns may be experienced by investors or the level thereof;

●	achieving the anticipated results of the Company’s strategic plans;

●	the inability to satisfy operational and financial covenants under the Company’s existing debt obligations and other ongoing obligations as they become payable;

●	future business strategy, competitive strengths, goals, future expansion and growth of the Company’s business and operations;

●	the successful implementation of cost reduction strategies and plans, expectations and any targets for such strategies and plans, including expected additional improvements in reduction of Corporate SG&A (Non-GAAP);

●	whether any proposed transactions will be completed on the current terms and contemplated timing and whether, if such transactions do not close, whether such transactions may be completed with alternative counterparties on terms that are similarly favorable to the Company;

●	expectations for the effects of any such proposed transactions, including the potential number and location of dispensaries or licenses to be acquired or disposed of;

●	the ability of the Company to successfully achieve its business objectives as a result of completing such proposed acquisitions or dispositions;

●	the application for additional licenses and the grant of licenses or renewals of existing licenses for which the Company has applied or expects to apply;

●	the rollout of new dispensaries, including as to the number of planned dispensaries to be opened in the future and the timing and location in respect of the same, and related forecasts;

●	the re-launch of private label products including MedMen Red;

●	expectations as to the development and distribution of the Company’s brands and products;

●	the impact of the Company’s digital and online strategy;

●	the implementation or expansion of the Company’s in-store and curbside pickup services and delivery;

●	any changes to the business or operations as a result of any potential future legalization of adult-use and/or medical cannabis under U.S. federal law;

●	expectations of market size and growth in the United States and the states in which the Company operates or contemplates future operations and the effect that such growth will have on the Company’s financial performance;

●	expectations of favorable changes in federal or state laws impacting the performance of the Company, including changes effecting tax policies or practices impacting the Company;

●	expectations for other economic, business, regulatory and/or competitive factors related to the Company or the cannabis industry generally;

●	the outcome of litigation and other proceedings; and

●	other events or conditions that may occur in the future.

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

Forward-looking information and statements are not a guarantee of future performance and are based upon estimates and assumptions of management at the date the statements are made. While the Company considers these estimates and assumptions to be reasonable, the estimates and assumptions are inherently subject to significant business, social, economic, political, regulatory, public health, competitive and other risks and uncertainties, contingencies and other factors that could cause actual performance, achievements, actions, events, results or conditions to be materially different from those projected in the forward-looking information and statements. Many estimates and assumptions are based on factors and events that are not within the control of the Company and there is no assurance they will prove to be correct. Risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking information and statements include, among others:

●	cannabis remains illegal under federal law, and enforcement of cannabis laws could change;

●	uncertain and changing U.S. regulatory landscape and enforcement related to cannabis, including political risks;

●	risks and uncertainties related to the outbreak of COVID-19 and the impact it may have on the global economy and retail sector, particularly the cannabis retail sector in the states in which the Company operates, and on regulation of the Company’s activities in the states in which it operates, particularly if there is any resurgence of the pandemic in the future;

●	the ability to raise sufficient capital to advance the business of the Company and to fund planned operating and capital expenditures and acquisitions;

●	all of the long-lived assets including cannabis licenses serve as collateral to its convertible notes, and senior secured term facility which disable the Company from seeking additional new lenders, unless other negotiations ensue with existing lenders;

●	the inability to effectively manage declines in market share;

●	the ability to manage anticipated and unanticipated costs;

●	adverse changes in public opinion and perception of the cannabis industry;

●	the level of demand for cannabis products, including the Company’s and third-party products sold by the Company;

●	competition for the acquisition and leasing of properties suitable for the cultivation, production and sale of medical and adult use cannabis may impede the Company’s ability to make acquisitions or increase the cost of these acquisitions, which could adversely affect the operating results and financial condition;

●	operating in a highly regulated sector and ability to fully comply with applicable regulatory requirements in all jurisdictions where its business is conducted;

●	limitations on ownership of cannabis licenses;

●	the inability to consummate proposed dispositions and the inability to obtain required regulatory approvals and third-party consents and the satisfaction of other conditions to the consummation of the proposed dispositions on the proposed terms and schedule;

●	the potential adverse impacts of the announcement or consummation of proposed dispositions on relationships, including with regulatory bodies, employees, suppliers, customers and competitors;

●	the diversion of management time on the proposed dispositions;

●	risks related to future acquisitions or dispositions, resulting in unanticipated liabilities;

●	reliance on the expertise and judgment of senior management of the Company as well as the ability to attract and maintain key personnel;

●	increasing competition in the industry, including increasing numbers of licenses in select markets and in markets generally;

●	risk of costly litigation (both financially and to the brand and reputation of the Company and relationships with third parties);

●	risks associated with jointly owned investments;

●	the continuing availability of third-party service providers, products and other inputs for the Company’s operations;

●	inputs, suppliers and skilled labor being unavailable or available only at uneconomic costs;

●	civil asset forfeiture and being subject to proceeds of crime statutes;

●	risks relating to anti-money laundering laws and regulation;

●	risks of new and changing governmental and environmental regulation;

●	risk of becoming subject to U.S. Food and Drug Administration or the U.S. Bureau of Alcohol, Tobacco and Firearms;

●	risks related to the unenforceability of contracts;

●	risks inherent in an agricultural business;

●	risks related to proprietary intellectual property and potential infringement by third parties;

●	costs associated with the Company being a publicly-traded company under U.S. securities laws;

●	the dilutive impact of raising additional financing through equity or convertible debt;

●	increases in energy costs;

●	risks associated with cannabis products manufactured for human consumption, including potential product recalls;

●	the Company’s ability to conduct operations in a safe, efficient and effective manner;

●	breaches of and unauthorized access to the Company’s systems and related cybersecurity risks;

●	constraints on marketing cannabis products;

●	fraudulent activity by employees, contractors and consultants;

●	tax and insurance related risks, including any changes in cannabis or cultivation tax rates;

●	risks related to its insurance coverage and uninsurable risks;

●	risks relating to certain remedies being limited and the difficulty of enforcement of judgments and effect service outside of Canada;

●	sales by existing shareholders negatively impacting market prices;

●	the potential impact on publicly traded share price resulting from a large amount of debt being convertible into equity at a fixed per share value;

●	the limited market for securities of the Company; and

●	general economic risks and challenging global economic conditions.

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

The Company operates through its wholly-owned subsidiaries, MM CAN USA, Inc., a California corporation (“MM CAN” or “MedMen Corp.”), and MM Enterprises USA, LLC, a Delaware limited liability company (“MM Enterprises USA” or the “LLC”). MM Enterprises USA has 41 wholly-owned (either directly or indirectly) material subsidiaries. Such subsidiaries are incorporated or otherwise organized under the laws of California, Nevada, Delaware, New York, Florida, Arizona, Illinois, Massachusetts and Virginia.

References herein to “MedMen Enterprises”, “MedMen” or the “Company”, “we”, “us” or “our” refer to MedMen Enterprises Inc. and its subsidiaries. The Company’s principal address is 8740 South Sepulveda Blvd, Suite 105, Los Angeles, California 90045.

The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments thereto, are filed electronically with the Securities and Exchange Commission (“SEC”). The SEC maintains an internet site that contains these reports at: www.sec.gov. You can also access these reports through links from the website at: www.medmen.com. The Company includes the website link solely as a textual reference. The information contained on the website is not incorporated by reference into this report.

Copies of these reports are also available, without charge, by contacting MedMen Enterprises Inc., Legal Department, 8740 South Sepulveda Blvd, Suite 105, Los Angeles, California 90045.

DESCRIPTION OF BUSINESS

MedMen is a cannabis retailer based in the U.S. with locations in Los Angeles, Las Vegas, Boston, Scottsdale, New York and Chicago. MedMen offers a robust selection of high-quality products, including MedMen-owned brands, LuxLyte, and MedMen Red through its premium retail stores, proprietary delivery service, as well as curbside and in-store pick up.

Reportable Segments

The Company currently operates in one segment, the production and sale of cannabis products, which is how the Company manages business and makes operating decisions. The Company’s cultivation operations are not considered significant to the overall operations of the Company. Intercompany sales and transactions are eliminated in consolidation. While the Company operates in one segment, the Company is disaggregating its revenue by geographical region. The operations in New York and Florida are included in discontinued operations. Revenue by state for the periods presented are as follows:

($ in Millions)	Year Ended June 25, 2022	% of Total Revenue	Year Ended June 26, 2021	% of Total Revenue
California	$91.6	54%	$85.9	54%
Nevada	15.3	9%	15.4	10%
Illinois	16.1	9%	20.8	13%
Arizona	15.9	9%	10.1	6%
Massachusetts	1.9	1%	-	-
Revenue from Continuing Operations	140.8		132.2
Revenue from Discontinued Operations	29.0	17%	26.4	17%
Total Revenue	$169.8		$158.6

Liquidity

The Company’s first medical dispensary opened in West Hollywood, California in 2015. Throughout the years, as the cannabis industry has expanded and matured, the Company has experienced the “highs” and the “lows” that have impacted the industry generally. For various reasons, fiscal year 2022 has been a particularly challenging year both for the cannabis industry and for the Company. Fiscal year 2022 was characterized by significant liquidity and cash flow constraints and uncertainty. Beginning in fiscal third quarter 2019, the Company initiated an operational and financial restructuring plan. In fiscal year 2022, the Company continued this restructuring process, with a particular emphasis on restructuring its balance sheet. As a result of this emphasis, the Company entered legally binding agreements for the sale of its assets in New York and Florida. Purposes of these proposed asset sales included both paying down the Company’s obligations to its senior lender, and funding operations. In addition, as part of that restructuring effort, the Company extended payment terms, negotiated settlements with vendors and service providers, repaid debts through the issuance of shares of Class B Subordinated Voting Shares, and entered into negotiations with its landlords with the objective of achieving either more favorable lease terms or an exit from certain unsustainable lease situations. All of these initiatives were intended to allow the Company to remain solvent and operational. In addition, the Company has evaluated various means of achieving protection from creditors that would be similar to what is available to the non-cannabis industry seeking to reorganize under bankruptcy. At the same time, the Company has continued to execute aggressively in the restructuring of operations including through the closure of its distribution facility in Los Angeles, the closure of its corporate offices in Los Angeles, reductions in headcount and other cost cutting measures. After all of what fiscal year 2022 brought, the Company believes at the start of fiscal year 2023 that the Company has a path forward, albeit a narrow one that requires us to act deliberately and swiftly.

As of June 25, 2022, the Company had cash and cash equivalents of $10.8 million and a working capital deficit of $164.9 million. The Company has incurred losses from continuing operations of $165.5 million and $124.3 million in fiscal year 2022 and 2021, respectively, used cash in continued operating activities of $18.9 million and anticipates that the Company will continue to incur losses until such time as revenues exceed operating costs and the Company is able to complete its restructuring plan. As of June 25, 2022, the Company is in violation of minimum liquidity covenant of these term loans. The term loans require the Company to maintain $15.0 million minimum cash. On July 31, 2022, these term loans of $97.8 million became due and the Company was unable to meet this financial obligation and pay the lender, which constitutes an event of default. The moneys owed under the Lender and Landlord Support Agreement which allowed us to defer $22.0 million of rent payment over three years beginning in 2020, will come due in July 2023. On August 22, 2022, the Company completed the sale of its Florida-based assets for $63.0 million and the assumption of certain liabilities that the Company valued at approximately $4.0 million, a reduction of $16.0 million from the originally announced sales price of $83.0 million. The purchase price was less than first negotiated due to factors that include changes in the market values of cannabis assets in Florida and the Company’s desire to close the transaction in a timely manner with a counterparty likely to achieve state regulatory approval. The buyer made a cash payment of $40.0 million at closing and is required to make two additional installment payments of $11.5 million each after the closing. The net proceeds to the Company at closing were $14.5 million, with a $25.0 million payment going to the Company’s secured senior lender. Proceeds of the transaction to the Company will be used to fund operations and pay interest to its secured senior lender while the term loans remain outstanding and in default. The conditions described above raise substantial doubt with respect to the Company’s ability to meet its obligations for at least one year from the issuance of these Consolidated Financial Statements, and therefore, to continue as a going concern.

The Company plans to continue to fund its operations through the implementation of its cost savings plan, and various strategic actions, including the successful negotiations of lower costs of occupancy with its master lease landlord and other landlords, divesture of non-core assets including but not limited to the current asset groups held for sale, New York, as well continuing its on-going revenue strategy of market expansion and retail revenue growth. The Company also needs to obtain an extension or a refinancing of its debt-in-default with the secured senior lender. The annual operating plan for fiscal year 2023 estimates the Company will be able to manage its ongoing operations. However, the Company’s cash needs are significant and not achievable with the current cash flow from operations. If the above strategic actions, for any reason, are inaccessible, it will have a significantly negative effect on the Company’s financial condition. Additionally, the Company expects to continue to manage the Company’s operating expenses and reduce its projected cash requirements through reduction of its expenses by delaying new store development, permanently or temporarily closing stores that are deemed to be performing below expectations, and/or implementing other restructuring activities. Furthermore, COVID-19 and the impact the global pandemic has had and will continue to have on the broader retail environment could also have a significant impact on the Company’s financial operations.

As of June 25, 2022, the accompanying Consolidated Financial Statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

General

As of June 25, 2022, the Company operated 30 store locations across California (13), Florida (7), New York (4) Nevada (3), Illinois (1), Massachusetts (1) and Arizona (1). The Company’s retail stores are located in strategic locations across key cities and neighborhoods in each of its markets. As of June 25, 2022, all store locations and cultivation/manufacturing facilities in Florida and New York are considered held for sale and reported as discontinued operations. The Company has leases and plans to open additional retail stores over the next 12 months, including, but not limited to the following cities which may or may not continue depending on its ability to finance the build-out of the respective stores and continue to sustain the respective lease expenses while these locations are unbuilt or unoccupied:

●	San Francisco, CA

●	Morton Grove, IL

●	Newton, MA

●	New York, NY

The Company expects to continue strengthening its retail operations and in the foreseeable future critically assess the viability of each of its store’s profitability. If in the event of not being able to achieve store-level profitability, the Company will seek all possible actions to remedy the stores’ operations including disposal by sale or otherwise. The Company will also continue to assess a pipeline of stores through acquisitions, partnerships and applications for new licenses, with a focus on recreational states such as California, Arizona, Illinois and Massachusetts.

The Company has had some success in its digital platform and plans to continue assessing growth opportunities. The Company launched statewide, same-day delivery in California in August 2019 and launched delivery in Nevada in September 2019. See “Retail Operations - In-Store Pickup and Delivery” for further information about the Company’s delivery operations.

The Company launched MedMen Buds, the Company’s loyalty program in July 2019. The program currently is offered in all of the Company’s stores in Arizona, Nevada and California and has more than 800,000 members. See “Retail Operations - Loyalty Program” for further information about the Company’s loyalty program.

MedMen operated five cultivation and production facilities across Nevada, California, New York, Florida and Arizona. During the fiscal second quarter of 2022, the Company effectuated four contractual agreements with American Family of Brands, LLC (“AFB”), an unrelated third party and no longer has a controlling financial interest in previously consolidated entities, Manlin DHS Development, LLC (“DHS”) and Project Mustang Development, LLC (“Mustang”), its cultivation facilities in California and Nevada, respectively, therefore these entities are no longer included in the Company’s financial statements. The deconsolidation did not have a material impact on the Company’s Consolidated Financial Statements. See “Description of the Business - Cultivation and Production Operations” under “Management Agreement with AFB” for further information about the Company’s cultivation and production operations.

In New York and Florida, the cultivation and production facilities have been focused primarily on the commercialization of medical cannabis and, in select locations, the research and development of new strains of cannabis and cultivation techniques. The procedures at each facility place an emphasis on customer and patient safety, with a strict quality control process. See “Description of the Business - Cultivation and Production Operations” for further information about the Company’s cultivation and production operations.

In February 2021, the Company entered into an Investment Agreement with respect to its New York operations whereby a controlling interest would be acquired by an unrelated third party, Ascend Wellness Holdings (“AWH”). On January 3, 2022, the Company announced its termination and of the Investment Agreement. On January 13, 2022, AWH and AWH New York, LLC filed a complaint in the Supreme Court of the State of New York, New York County, Commercial Division, against MedMen NY, Inc., MM Enterprises USA, LLC, Project Compassion NY, LLC and Project Compassion Capital, LLC seeking specific performance and a declaratory judgement relating to the Investment Agreement dated February 25, 2021 between the parties. On May 11, 2022, the Company announced a settlement agreement with AWH that would allow the sale of MedMen’s New York operations to close for increased consideration. The agreement resolved the litigation between MedMen and AWH concerning the transaction and added $15.0 million in additional purchase price. Under the terms of the settlement agreement, AWH was to pay MedMen $88.0 million: $73.0 million as an assumption of MedMen’s existing debt and $15.0 million in cash. Other terms of the transaction remained as originally announced in February 2021. It is unclear whether the sale of the New York assets will be completed with AWH. At this moment the Company continues to hold and market the sale of its stores and cultivation facility in New York state to all interested parties. On or about August 15, 2022, the Company learned that AWH had announced publicly that it intended to breach the settlement agreement and to terminate the transaction with MedMen. Management’s plans for the sale of the New York operations have not changed and the Company will continue to market the business to other interested parties.

In February 2022, the Company entered into an agreement for the sale of substantially all of the Company’s Florida-based assets, including its license, dispensaries, inventory and cultivation operations, and assumption of certain liabilities. In connection with the sale transaction, the Company agreed to license the tradename “MedMen” to Buyer for use in Florida for a period of two years, subject to termination rights. The assets and liabilities allocable to the operations within the state of Florida have been classified as a discontinued operation. On August 22, 2022, the Company completed the sale of its Florida-based assets for $63.0 million in cash and the assumption of approximately $4.0 million in liabilities, a reduction of approximately $16.0 million from the originally announced sales price of $83.0 million. Prior to the transaction and reflected in the Consolidated Financial Statements for the year ended June 25, 2022, the Company recorded an impairment charge of $16.0 million to write-down the carrying basis of the assets held for sale. The reduction of the sales price reflects a decline in market values of cannabis assets in Florida and the Company’s desire to close the transaction in a timely manner with a counterparty likely to achieve state regulatory approval.

The Company views Nevada, California, Illinois, Arizona and Massachusetts as providing ongoing opportunities for growth due to their market depth, current favorable supply-demand dynamics and regulatory framework.

In addition to owning its own cannabis licenses and operations, the Company also provides management services to third-party cannabis license-holders. The Company currently has management services contracts at two licensed retail dispensaries in California. See “Management Services” for further information about the Company’s management services.

The Company is operated by an executive team and has a Board of Directors that has significant experience in the cannabis industry and other analogous industries such as retail, technology, consumer packaged goods, alcohol and apparel.

Market Opportunity

Management expects the legalization of cannabis throughout the United States to continue to expand both recreationally and medically. In the United States, 19 states, in addition to the District of Columbia, the Commonwealth of the Northern Mariana Islands, and Guam, have legalized cannabis for recreational purposes or “adult-use”. These states are Alaska, Arizona, California, Colorado, Connecticut, Illinois, Maine, Massachusetts, Michigan, Montana, New Jersey, New Mexico, New York, Nevada, Oregon, South Dakota, Vermont, Virginia and Washington. In these markets, recreational sales are expected to grow as cannabis retailers, as permitted by law, benefit from a shift in consumers from illegal sales to legal sales and from new cannabis consumers. The Company is well-versed in operating within a recreational market as well as markets that begin as medical-only markets and transition to recreational use. MedMen will continue to seek opportunities for profitable growth.

With respect to medical marijuana, as more research centers study the effects of cannabis-based products in treating or addressing therapeutic needs, and assuming that research findings demonstrate that such products are effective in doing so, management believes that the size of the U.S. medical cannabis market will also continue to grow as more states expand their medical marijuana programs and new states legalize medical marijuana. In the United States, 38 states, the District of Columbia, Puerto Rico, Guam, and the U.S. Virgin Islands have legalized medical cannabis. Given MedMen’s experience in New York and Florida, the Company believes that MedMen is well-versed in operating within a medical-only market and will continue to seek opportunities to expand. These markets provide the Company a national platform to execute on its medical strategy, allowing the Company to serve both medical and recreational consumers.

Retail Operations

MedMen’s mission is to provide customer’s a best in class, inclusive and informative environment where the customer can comfortably navigate its extensive selection of cannabis products with the assistance of highly trained employees.

MedMen operates its retail operations through a number of wholly-owned subsidiaries in California, Nevada, Florida, Arizona, Massachusetts, New York, and Illinois. MedMen currently operates 13 retail stores in California, one retail store in Arizona, three retail stores in Nevada, and one retail store in Illinois, all of which serve both recreational and medical marijuana patients, one retail store in Massachusetts which serves recreational customers, and four retail stores in New York. Seven retail stores in Florida that served medical marijuana patients during 2022. Of the Company’s 13 retail stores in California, the Company owns and operates 11 retail stores and manages the operations of two through long-term management services agreements.

In connection with management’s decision to market and sell the Company’s assets in New York and Florida, four and seven of its retail locations, respectively, are currently classified as held for sale in the Consolidated Financial Statements.

Expanding upon its omni-channel experience, the Company launched its delivery platform in California in August 2019 and in September 2019, MedMen’s delivery service was launched in Nevada. At this time, the Company expects to expand its delivery service in California and in other states where permissible by the regulatory framework. Delivery service is available seven days a week, 365 days a year. Both MedMen Buds and MedMen Delivery cement the Company’s commitment to continuously evolving the consumer experience. During fiscal year 2021, the Company no longer delivers in Nevada and expect to bring back this service at a later date.

In connection with the contractual agreements with AFB as further described above, the Company is contractually obligated to operate no less than 11 retail stores in California, unless 1) if disposed of, the presumed new owner assumes the agreement with AFB, 2) the new owner and AFB enter into a new agreement on terms mutually agreeable, or 3) the Company substitutes the store with a new store of equal caliber.

Branding and Marketing

MedMen utilizes consistent branding and messaging across its dispensaries under the “MedMen” name. In order to support its retail operations, MedMen has a dedicated marketing team that engages potential customers through in-store demos, social media and promotions, including the MedMen Buds loyalty program, which is described below.

MedMen continues to focus on growing market share and allocating capital to maximize shareholder value, which begins with providing a superior retail experience for its consumers. This includes building retail spaces where customers can find cannabis information about the products, while discovering the benefits of cannabis.

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

In order to continue enhancing its customer experience, the Company launched MedMen Buds, a rewards program that encompasses over 800,000 individual participants that continues to grow daily, with members across California, Florida, Arizona and Nevada. MedMen understands that in the current retail landscape, building loyalty with core customers is a key driver of continued growth. The Company’s understanding of what its customers value, and how it can meet those needs is critical in deepening its connection with its core customers.

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

MedMen currently sells its own branded products in California, Arizona, Nevada, and New York under MedMen Red and LuxLyte brands. MedMen manufactures its own products in Arizona, New York and Florida, and expects to leverage contract manufacturers in California, Nevada and Illinois for its own branded products.

MedMen’s retail locations make available a variety of MedMen and third party (resale) cannabis and cannabis products. Cannabis and cannabis products for sale include but are not limited to: cannabis dry flower, concentrated cannabis oil, vaporizer forms of cannabis, cannabis edible products and other cannabis products.

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

Notwithstanding that most of the foregoing states do not regulate pricing of cannabis and cannabis products permitted to be sold in such states, many of them impose taxes on the sale of permitted products, as follows:

●	Arizona – Subject to a 16% cannabis excise tax, a local cannabis excise tax which varies by city and/or county of up to 6.3% and sales tax.

●	California – Subject to a 15% cannabis excise tax, a local cannabis excise tax which varies by city and/or county, and state sales tax of 7.25% with an additional local sales tax of up to 3%.

●	Massachusetts – Subject to a 10.75% cannabis excise tax, a sales tax of 6.25% and a local cannabis excise tax which may vary but cannot exceed 3%

●	Nevada – Subject to a 10% cannabis excise tax and 8.375% sales tax.

●	New York – Medical cannabis is subject to a 7% cannabis excise payable by the cultivation facility, which is then included in the retail price of the products by the Company.

●	Florida – Not currently subject to an excise tax or a sales tax.

●	Illinois – Medical cannabis is subject to state and local retailers’ occupation taxes at the same rate as other qualifying drugs, i.e., 1% State Retailers’ Occupation Tax rate and is generally exempt from locally imposed retailers’ occupation taxes (except for Regional Transportation Authority and Metro-East Transit District retailers’ occupation taxes). Recreational cannabis sales are subject to the following cannabis excise and sales tax structure:

○	10% of taxable receipts from the sale of adult use cannabis, other than cannabis- infused products, sold with 35% THC or less;

○	25% of taxable receipts from the sale of adult use cannabis, other than cannabis- infused products, sold with greater than 35% THC;

○	20% of taxable receipts from the sale of adult use cannabis-infused products;

○	6.25 % Retailer’s Occupation Tax (sales tax);

○	Up to a 3% Municipal Cannabis Retailer’s Occupation Tax (sales tax); and

○	County Cannabis Retailers Occupation Tax:

●	Up to 3.75% in unincorporated areas of the county; and

●	Up to 3% in a municipality located in a county.

In-Store Pickup and Delivery

MedMen offers in-store pickup in most retail locations, accessible from MedMen’s website. Measures to enhance this offering and expand its availability into certain of the Company’s other operating states, where permitted under applicable laws and regulations, are underway.

The Company launched statewide delivery in California in August 2019.

Loyalty Program

MedMen launched its loyalty program, MedMen Buds, in July 2019. In addition to providing exclusive access to sales and discounts, members of MedMen Buds earn points for every purchase that lead to rewards. MedMen Buds is currently live in all of the Company’s stores across California, Nevada, Florida and Arizona and counts over 800,000 members.

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

Cultivation and Production Operations

MedMen’s cultivation and production operations are as follows:

Nevada (Mustang)

Under the Management Agreement with AFB, MedMen’s is the sole customer and purchaser of cannabis and cannabis extracts from this cultivation and production facility in northern Nevada. Prior to the Management Agreement with AFB, MedMen operated this facility. The combined facility is comprised of a 30,000 square foot cultivation facility and a 15,000 square foot production facility and sits on a total of 4.27 acres of land. The 30,000 square foot high-tech Dutch hybrid greenhouse allows for 22,000 square feet of canopy space. The production facility includes state-of-the-art production and extraction equipment. See below under “Management Agreement with AFB” for additional details.

California (Desert Hot Springs)

Under the Management Agreement with AFB, MedMen’s is the sole customer and purchaser of cannabis and cannabis extracts from this cultivation and production facility in Desert Hot Springs, California. The combined facility is comprised of a 30,000 square foot cultivation facility and a 15,000 square foot production facility and its design is based on the Mustang facility. See below under “Management Agreement with AFB” for additional details.

Arizona (Mesa)

The Company operates a 20,000 square foot cultivation and production facility in Mesa, Arizona.

New York (Utica)

MedMen operates a 25,641 square foot cultivation and production facility in Utica, New York in order to service medical marijuana patients in the state through its master license, which allows for cultivation, production and retail sales.

Florida (Eustis)

Until its sale, MedMen operated a 48,358 square foot cultivation and production facility in Eustis, Florida, which is approximately an hour’s drive north from Orlando.

In New York and Florida, the cultivation and production facilities are focused primarily on the commercialization of cannabis (both medical and recreational, as permitted under applicable laws) and, in select locations, the research and development of new strains of cannabis and cultivation techniques. The procedures at each facility place an emphasis on customer and patient safety, with a strict quality control process. As of June 25, 2022, the Company held for sale its retail and cultivation/manufacturing operations in New York and Florida. In February 2021, the Company entered into an investment agreement with respect to its New York operations whereby a controlling interest will be acquired by a third party. Accordingly, the operations within the state of New York have been classified as discontinued operations but the Company will continue to advise on the New York operations. On February 28, 2022, the Company entered into an agreement to sell MME Florida, LLC, including license, dispensaries, inventory and cultivation operations, and thus classified all assets and liabilities and profit or loss allocable to its operations in the state of Florida as discontinued operations.

Management Agreement with AFB: MedMen operated five cultivation and production facilities across Nevada, California, New York, Florida and Arizona. During the fiscal second quarter of fiscal 2022, the Company effectuated four contractual agreements with American Family of Brands, LLC (“AFB”), an unrelated third party and no longer has a controlling financial interest in previously consolidated entities, Manlin DHS Development, LLC (“DHS”) and Project Mustang Development, LLC (“Mustang”), its cultivation facilities in California and Nevada, respectively, therefore these entities are no longer included in the Company’s financial statements. The deconsolidation did not have a material impact on the Company’s Consolidated Financial Statements.

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

Employees

As of June 25, 2022, MedMen had 702 employees across its operating jurisdictions, of which 428 were full-time employees and 82 of which were employed at the corporate level. The remaining employees are part-time and employed at retail, cultivation, production, quality assurance/quality control and supply chain/distribution.

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

MedMen’s employees are highly-talented individuals who have educational achievements ranging from Ph.D., Masters, and undergraduate degrees in a wide range of disciplines, as well as staff who have been trained on the job to uphold the highest standards as set by MedMen. It is a requirement that all of MedMen’s employees pass background checks and drug screening. MedMen recruits, hires and promotes individuals that are best qualified for each position, priding itself on using a selection process that recruits people who are trainable, cooperative and share its core values as a company.

In addition, the safety of MedMen’s employees is a priority and MedMen is committed to the prevention of illness and injury through the provision and maintenance of a healthy workplace. MedMen takes all reasonable steps to ensure staff is appropriately informed and trained to ensure the safety of themselves as well as others around them.

MedMen partners with the United Food and Commercial Workers (the “UFCW”). The UFCW is a national labor union that represents cannabis workers throughout the United States. The eligible staff of all current retail locations of MedMen in California is represented by the UFCW. MedMen entered into a collective bargaining agreement with UFCW Local 770 and its sister locals in Southern California in 2018 (Local Union 135) and has expanded that relationship to include UFCW Local 5 and Local Union 324 in Northern California. In New York, MedMen has entered into a collective bargaining agreement with the Retail, Wholesale and Department Store Union, a division of the UFCW (Local Union 338), which represents MedMen’s cultivation and retail staff in New York state. MedMen has also entered into Collective Bargaining Agreement negotiations with UFCW, Local Union 881 in Illinois, to include eligible employees in its Oak Park location.

Competition

The Company continues to face intense competition from other companies as well as from the illicit market, some of which may have longer operating histories and more financial resources and manufacturing and marketing experience. With the significant increase in cannabis retail licenses issued by the various States, the Company could face increased competition by larger and better financed competitors.

Growers of cannabis and retailers operating in the illicit market continue to hold significant market share in States across the U.S. and are effectively competitors to the business. Illicit market participants divert customers away through product offering, price point, anonymity and convenience.

During the fiscal year 2022, several States where the Company operates issued new cannabis retail licenses. California issued 539 new retail licenses, Arizona issued 26, Illinois issued 149 and other states such as Florida and Massachusetts continue to approve new dispensary locations. While not all licenses issued are operational, certain jurisdictions such as California, Massachusetts, and Florida do not have a limit on the number of retail locations. As demand for legal cannabis increases and the number of authorized retail distribution points increases, the Company believes new competitors are likely to enter the U.S. retail cannabis market. Nevertheless, the Company believes its brand recognition combined with the variety of cannabis products offered and its premium retail experience will allow MedMen to maintain market share.

With respect to retail operations, MedMen expects to compete with other retail license holders across the states in which it operates. Many of MedMen’s competitors in the markets in which MedMen are small local operators and large multi-state operators. In certain markets such as Los Angeles, there are also several illegally operating dispensaries, which serve as competition. In addition to physical dispensaries, MedMen also competes with third party delivery services, which provide direct-to-consumer delivery services.

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

In connection with the contractual agreements with AFB as further described above, the Company is legally obligated to have DHS and Mustang as the exclusive manufacturers of MedMen Red products in each of the territories.

Trademarks

As of the date hereof, MedMen has registered the following 13 federal trademarks in the United States, including the “MedMen” name itself, related logos, and design marks distinctive to MedMen’s brand:

●	“MEDMEN” was registered under registration number 4916626 on March 15, 2016, registration numbers 5301055, 5301056, 5301058, and 5301059 on October 3, 2017 and registration number 5612033 on November 20, 2018. This mark was registered for use in association with providing a range of services including “arranging of seminars; conducting workshops and seminars in the fields of business management, entrepreneurship, and investing”, “private equity fund investment services; management of private equity funds; providing venture capital, development capital, private equity and investment funding”, “business advice and information; business consultation; business consultation services”, “on-line journals, namely, blogs featuring social and medical benefits of cannabis” and for use in association with the following products: “hoodies; jackets; shirts; sweatshirts; long-sleeved shirts; t-shirts” and “plastic water bottles sold empty”.

●	“MYMEDMEN” was registered under registration number 5301054 on October 3, 2017 for use in association with “computer software that provides real-time, integrated business management intelligence by combining information from various databases and presenting it in an easy-to-understand user interface”.

●	The stylized red text logo for “MedMen”, as registered under registration number 4788802 on August 11, 2015 for use in association with “business consultancy; business consultation services”.

●	The stylized red “M”, was registered under registration number 4825297 on October 5, 2015 for use in association with “business consultancy; business consultation; business consultation services”.

●	The stylized geometric marijuana leaf was registered under registration numbers 5333804 and 5333805 on November 14, 2017 and registration number 5421419 on March 13, 2018. This design mark was registered for use in association with products, namely “hoodies; long- sleeved shirts; shirts; sweatshirts; t-shirts” and for use in association with services including “private equity fund investment services; management of private equity funds; providing venture capital, development capital, private equity and investment funding” and “business management consultancy services not including services related to supply chain and inventory management”.

●	The stylized text logo for “EMBER”, was registered under registration number 5616303 on November 27, 2018 for use in association with “general feature magazine in the field of cannabis, general feature magazines”.

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

In January 2018, then United States Attorney General, Jeff Sessions, by way of issuance of a new Department of Justice (“DOJ”) Memorandum (the “Sessions Memo”), rescinded the Cole Memo and thereby created a vacuum of guidance for enforcement agencies and the Department of Justice. The Sessions Memorandum explains the DOJ’s rationale for rescinding all past DOJ cannabis enforcement guidance, claiming that Obama-era enforcement policies are “unnecessary” due to existing general enforcement guidance adopted in the 1980s, in chapter 9.27.230 of the U.S. Attorney’s Manual (the “USAM”). The USAM enforcement priorities, like those of the Cole Memo, are based on the use of the federal government’s limited resources and include “law enforcement priorities set by the Attorney General,” the “seriousness” of the alleged crimes, the “deterrent effect of criminal prosecution,” and “the cumulative impact of particular crimes on the community.” Although the Sessions Memorandum emphasizes that cannabis is a federally illegal Schedule I controlled substance, it does not otherwise instruct U.S. Attorneys to consider the prosecution of cannabis-related offenses a DOJ priority, and in practice, most U.S. Attorneys have not changed their prosecutorial approach to date. As a result, federal prosecutors are free to utilize their prosecutorial discretion to decide whether to prosecute cannabis activities despite the existence of state-level laws that may be inconsistent with federal prohibitions. No direction was given to federal prosecutors in the Sessions Memo as to the priority they should ascribe to such cannabis activities, and as a result it is uncertain how active federal prosecutors will be in relation to such activities.

On March 11, 2021, Merrick Garland was sworn in as the U.S. Attorney General. During his campaign, President Biden stated a policy goal to decriminalize possession of cannabis at the federal level, but he has not publicly supported the full legalization of cannabis. In response to questions posed by Senator Cory Booker, Merrick Garland stated during February 2021 congressional testimony that he would reinstitute a version of the Cole Memo. He reiterated the statement that the Justice Department under his leadership would not pursue cases against Americans “complying with the laws in states that have legalized and are effectively regulating marijuana”, in written responses to the Senate Judiciary Committee provided around March 2021. It is not yet known whether the Department of Justice under President Biden and Attorney General Garland, will re-adopt the Cole Memo or announce a substantive marijuana enforcement policy. Justice Garland indicated at a confirmation hearing before the United States Senate that it did not seem to him to be a useful use of limited resources to pursue prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise. It is unclear what impact, if any, the current administration will have on U.S. federal government enforcement policy on cannabis. Nonetheless, there is no guarantee that the position of the Department of Justice will or will not change.

Because the Department of Justice memorandums serve as discretionary agency guidance and do not constitute a force of law, cannabis related businesses have worked to continually renew the Rohrabacher Blumenauer Appropriations Amendment (originally the Rohrabacher-Farr Amendment) that has been included in federal annual spending bills since 2014. This amendment restricts the Department of Justice from using federals funds to prevent states with medical cannabis regulations from implementing laws that authorize the use, distribution, possession or cultivation of medical cannabis against regulated medical marijuana actors operating in compliance with state and local law. The Rohrabacher-Farr Amendment was included in the Consolidated Appropriations Act of 2019, which was signed by President Trump on February 14, 2019 and funds the departments of the federal government through the fiscal year ending September 30, 2019. In signing the Act, President Trump issued a signing statement noting that the Act “provides that the DOJ may not use any funds to prevent implementation of medical marijuana laws by various States and territories,” and further stating “I will treat this provision consistent with the President’s constitutional responsibility to faithfully execute the laws of the United States.” While the signing statement can fairly be read to mean that the executive branch intends to enforce the CSA and other federal laws prohibiting the sale and possession of medical marijuana, the president did issue a similar signing statement in 2017 and no major federal enforcement actions followed. On September 27, 2019, the Rohrabacher-Farr Amendment was temporarily renewed through a stopgap spending bill and was similarly renewed again on November 21, 2019. The Fiscal Year 2020 omnibus spending bill was ultimately passed on December 20, 2019, making the Rohrabacher-Farr Amendment effective through September 30, 2020. In signing the spending bill, President Trump again released a statement similar to the ones he made May 2017 and February 2019 regarding the Rohrabacher-Farr Amendment. On March 15, 2021 the amendment was renewed through the signing of the Fiscal Year 2022 omnibus spending bill, effective through September 30, 2022. Notably, Rohrabacher-Farr has applied only to medical marijuana programs and has not provided the same protections to enforcement against adult-use activities. If the Rohrabacher-Farr Amendment is no longer in effect, the risk of federal enforcement and override of state marijuana laws would increase.

Since 2014, Congress has made immense strides in marijuana policy. The bipartisan Congressional Cannabis Caucus launched in 2017 and is headed by Representatives Dana Rohrabacher (CA-48), Earl Blumenauer (OR-03), Don Young (AK-At Large), and Jared Polis (CO-02). The group is “dedicated to developing policy reforms that bridge the gap between federal laws banning marijuana and the laws in an ever-growing number of states that have legalized it for medical or recreational purposes” Additionally, each year more Representatives and Senators sign on and cosponsor marijuana legalization bills including the CARERS Act, REFER Act and others. While there are different perspectives on the most effective route to end federal marijuana prohibition, Congressman Blumenauer and Senator Wyden introduced the three-bill package, Path to Marijuana Reform which would fix Section 280E of the Code, eliminate civil asset forfeiture and federal criminal penalties for businesses complying with state law, reduce barriers to banking, and would de-schedule, tax and regulate marijuana in 2017. Senator Booker has also introduced the Marijuana Justice Act, which would deschedule marijuana, and in 2018 Congresswoman Barbara Lee introduced the House companion.

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

During his confirmation hearing on February 22, 2021, U.S. Attorney General, The Honorable Merrick B. Garland, testified that the limited resources of the Department of Justice will not be expended to pursue those in compliance with state-regulated cannabis programs, although he did not commit to reinstituting the Cole Memorandum and there is no guarantee regarding the ultimate position of the Biden Administration DOJ.11 Separate and apart from these pronouncements, Congress has withheld funding to the DOJ (pursuant to the Rohrabacher-Blumenauer Amendment to federal spending bills) to prosecute state-compliant businesses in the medical marijuana space since 2014.

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

United States Border Entry

The United States Customs and Border Protection, or CBP, enforces the laws of the United States as they pertain to lawful travel and trade into and out of the U.S. Crossing the border while in violation of the CSA and other related United States federal laws may result in denied admission, seizures, fines, and apprehension. CBP officers administer determine the admissibility of travelers who are non-U.S. citizens into the United States pursuant to the United States Immigration and Nationality Act. An investment in the Subordinate Voting Shares, if it became known to CBP, could have an impact on a non-U.S. citizen’s admissibility into the United States and could lead to a lifetime ban on admission.

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

Overall, the United States federal government has specifically reserved the right to enforce federal law in regard to the sale and disbursement of medical or adult-use marijuana even if such sale and disbursement is sanctioned by state law. Accordingly, there are a number of significant risks associated with the business of the Company and unless and until the United States Congress amends the CSA with respect to medical and/or adult-use cannabis (and as to the timing or scope of any such potential amendments there can be no assurance), there is a significant risk that federal authorities may enforce current federal law, and the business of the Company may be deemed to be producing, cultivating, extracting, or dispensing cannabis or aiding or abetting or otherwise engaging in a conspiracy to commit such acts in violation of federal law in the United States.

State and Local Licenses

The following table provides a list of the licenses granted to and disclosed as applied for by the Company.

Entity	Address	Jurisdiction	License Type	Expiry Date (if applicable)	License Number(s)
Advanced Patients’ Collective	735 S. Broadway, Los Angeles, CA 90014	State	Adult use and Medical Retail	7/23/2023	C10-0000499-LIC
		City	Adult Use Retail	12/31/2022	0002086145-0001-8: Fund/Class J020
		City	Medical Retail	12/31/2022	0002086145-0001-8: Fund/Class J010
	2430 Porter St., Los Angeles, CA	State	Adult use and Medical Distribution	7/2/2023	C11-0000635-LIC
MME CYON Retail, Inc.	110 S Robertson Blvd, Los Angeles CA 90048	State	Adult use and Medical Retail	7/15/2023	C10-0000426-LIC
		City	Adult Use Retail	12/31/2022	0002053218-0001-8: Fund/Class J020
		City	Medical Retail	12/31/2022	0002181643-0001-9 Fund Class J010
Desert Hot Springs Green Horizons, Inc.	13300 Little Morongo Road, Desert Hot Springs, CA 92240	State	Adult Use and Medicinal Distributor	6/24/2023	C11-0000490-LIC
		State	Adult use and Medical Manufacturing - Type 7	5/10/2023	CDPH-10003152
		State	Adult use and Medical Cultivation	9/13/2022	CAL19-0004050
		City	Business License - Cultivator/Distributor	9/8/2022***	BUSL-20-835
		City	Business License - Manufacturing	9/8/2022***	BUSL-20-822
		City	Cannabis Regulatory Permit - Cultivation, Distribution, and Manufacturing	N/A	2017-00000396
		City	CUP	N/A	CUP 14-16
Farmacy Collective	8208 Santa Monica Blvd, Santa Monica CA 90046	State	Adult use/Medical Retail	7/14/2023	C10-0000421-LIC
		City	West Hollywood Business License - Public Eating	5/31/2023	PBL-004537
Rochambeau, Inc.	3996 San Pablo Avenue Suites A, B, C, D; Emeryville, CA 94608	State	Adult use and Medical Retail	7/7/2023	C10-0000385-LIC
		City	Adult use and Medical Retail	8/21/2023	EPD 20-005
		City	CUP for Retail	N/A	CUP-18-001

Sure Felt, LLC	10715 Sorrento Valley Rd., San Diego, CA 92121	State	Adult use and Medical Retail	7/4/2023	C10-0000379-LIC
		City	Medical Marijuana Consumer Cooperative Permit	12/17/2022	Form DS-191
		City	CUP	6/18/2023	CUP 1865509
MMOF San Diego Retail, Inc.	5125 Convoy St., #211 San Diego, CA 92111	City	CUP	N/A	1291580 PTS# 369478
		City	Medical Marijuana Consumer Cooperative Permit	12/17/2022	Form DS-191
		State	Adult use and Medical Retail	7/4/2023	C10-0000378-LIC
The Compassion Network	410 Lincoln Blvd., Venice, CA 90291	State	Adult use and Medical Retail	6/11/2023	C10-0000177-LIC
		City	Adult-Use Retail	12/31/2022	0002181643-0001-9: Fund/Class J020
		City	Medical Retail	12/31/2022	0002181643-0001-9: Fund/Class J010
The Source Santa Ana	2141 S Wright Street, Santa Ana CA 92705	State	Adult-Use and Medicinal Retailer	7/15/2023	C10-0000442-LIC
		City	Regulatory Safety Permit	1/13/2023	2018-16
Viktoriya’s Medical Supplies, LLC	1075 10th St N. San Jose, CA 95112	State	Adult use and Medical Microbusiness	7/4/2023	C12-0000144-LIC
		City	City of San Jose – Notice of Completed Registration Medical and Non-Medical Cannabis - Retail, Distribution, Delivery, Manufacturing	12/14/2022	N/A
MATTNJEREMY, INC	2767 E. Broadway Long Beach, CA 90803	City	Business License - Dispensary with Delivery - Adult Use	8/30/2023	MJ21908299
		City	Adult use and Medical Retail	1/4/2023	MJ21908296
		State	Adult use and Medical Retail	7/15/2023	C10-0000438-LIC
MME Sutter Retail Inc.	532 Sutter Street, San Francisco	State and City	Adult use and Medical Retail	N/A	Pending Local and State Approval
MME Union Retail, LLC	1861 Union St, San Francisco, CA	City	Cannabis Business Permit	2/25/2023	P-0025SR
MME Union Retail, LLC		State	Adult use and Medical Retail	1/19/2023	C10-0000930-LIC

MMOF Vegas Retail Inc	4503 Paradise Rd St. 210 A-B, Las Vegas, NV 8916	County	Marijuana Master License Retail Store/Medical Dispensary	12/31/2021*	2000169.MMR-301
		State	Retail Marijuana Store	6/30/2023	Certificate: 04045523128584413069 Code: RD078
		State	Medical Marijuana Dispensary	6/30/2023	Certificate: 3465297098641153293 MME Code: D078
MMOF Fremont Retail, Inc.	823 S 3rd Street, Las Vegas, NV 89101	City	Medical Retail Business License	7/1/2022*	License #: M66-00014
		City	Recreational Retail Business License	7/1/2022*	License #: M66-00015
		State	Retail Marijuana Store	6/30/2023	Certificate: 67501179020484699802 Code: RD178
		State	Medical Marijuana Dispensary	6/30/2023	Certificate: 51798010886861416556 Code: D178
MMOF Vegas Retail 2, Inc.	6332 S Rainbow Blvd #105, Las Vegas, NV 89118	City	Marijuana Master License Retail Store/Medical Dispensary	12/31/2021*	2000104.MMR-301
		State	Retail Marijuana Store	6/30/2023	Certificate: 10756476132829656560 Code: RD092
		State	Medical Marijuana Dispensary	6/30/2023	Certificate: 55740439531874846857 Code: D092
MMNV2 Holdings I, LLC	12000 Truckee Canyon Court, Sparks NV 89434	State	Marijuana Cultivation Facility	7/31/2023	Certificate: 07912568590104527553 Code: RC025
		State	Medical Marijuana Cultivation Registration Certificate	6/30/2023	Certificate: 17870088520850390544 Code: C025
		County	Marijuana Cultivation Facility	7/1/2022*	W000009ME-LIC
		State	Marijuana Product Manufacturing Facility	7/31/2023	Certificate: 28332017443877189253 Code: RP016
		State	Medical Marijuana Production Registration Certificate	6/30/2023	Certificate: 42811321585035807243 Code: P016
		County	Marijuana Product Manufacturing Facility	7/1/2022*	W000005ME-LIC
EBA Holdings, Inc.	8729 E Manzanita Dr., Scottsdale, AZ 85258	State	Adult Use License & Approval to Operate	1/21/2023	00000068ESZM96727661
		State	Medical Cert & Approval to Operate - Dispensary	8/7/2024	00000072DCMU00762354
		City	CUP	N/A	8-UP-2012#2
	2832 N. Omaha, Mesa, AZ 85125	State	Adult Use License & Approval to Operate - Cultivation & Manufacture (offsite)	1/21/2023	00000068ESZM96727661

MedMen NY, Inc (**)	1113 Herkimer Road, Utica, NY 13501	State	Manufacturing License	7/31/2023	MM0501M
	2001 Marcus Avenue, Lake Success, NY 11042	State	Dispensing License	7/31/2023	MM0502D
	433 Fifth Avenue, New York, NY 10116	State	Dispensing License	7/31/2023	MM0503D
	1304 Buckley Road, Syracuse, NY 13212	State	Dispensing License	7/31/2023	MM0504D
	6850 Main Street, Buffalo, NY 14221	State	Dispensing License	7/31/2023	MM0506D
MME Florida, LLC (**)	25540 County Road 44A, Eustis, FL 32736	State	Cultivation and Manufacturing Authorization	7/13/2022	MMTC-2017-0012
	5048 Bayou Blvd., Pensacola, FL 32503	State	Dispensing Authorization
	326 5th Avenue North, St. Petersburg, FL 33701	State	Dispensing Authorization
	2949 North Federal Highway, Fort Lauderdale, FL 33306	State	Dispensing Authorization
	1126 Thomasville Rd, Tallahassee, FL 32303	State	Dispensing Authorization
	11551 University Blvd., Orlando, FL 32817	State	Dispensing Authorization
	550 Collins Ave, Miami Beach, FL 33139	State	Dispensing Authorization
	537-539 Clematis Street, West Palm Beach, Florida 33401	State	Dispensing Authorization
MedMen Boston, LLC	120 Brookline Avenue, Boston, Massachusetts 02215	State	Adult-Use and Medicinal Retailer	9/16/2022	MR282091

MedMen Boston, LLC	120 Brookline Avenue, Boston, Massachusetts 02215	City	Host Community Agreement	2/7/2024	N/A
MME Newton Retail, LLC	232 Boylston Street	State	Adult-Use and Medicinal Retailer	1/22/2023	Provisional License
MME Newton Retail, LLC	232 Boylston Street	City	Host Community Agreement	N/A	N/A
Future Transactions Holdings, LLC	1132 Lake Street, Oak Park, II 60301	State	Medical Dispensing License	8/22/2023	DISP.000041
		State	Adult Use License	3/31/2024	AUDO.000033
MME Morton Grove Retail, LLC	6761 Dempster Street, Morton Grove, IL 60053	State	Adult Use License	3/31/2024	AUDO.000106

*	A renewal application has been submitted by the Company in respect of the noted license/permit. The license/permit remains effective during the renewal process. The Company expects to receive a renewal for such a license in the ordinary course of business.
**	In connection with the planned sale of the Company’s assets in New York and Florida, the Company engaged in actions with the respective regulatory bodies to execute transfers of its licenses upon consummation of either or both deals. See “Recent Developments – Turnaround and Growth Plan – Focus on Core Markets” below.
***	The Company has not renewed the noted license. See “Description of the Business - Cultivation and Production Operations” under “Management Agreement with AFB” for further information.

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

In the United States, cannabis is largely regulated at the state level. Although each state in which the Company operates (and anticipates operating) authorizes, as applicable, medical and/or adult-use marijuana production and distribution by licensed or registered entities, and numerous other states have legalized marijuana in some form, under U.S. federal law, the possession, use, cultivation, and transfer of marijuana and any related drug paraphernalia remains illegal, and any such acts are criminal acts under U.S. federal law. Although the Company believes that its business activities are compliant with applicable state and local laws of the United States, strict compliance with state and local laws with respect to marijuana may neither absolve us of liability under U.S. federal law, nor provide a defense to any federal proceeding which may be brought against us. Any such proceedings brought against us may result in a material adverse effect on the business.

Arizona

Arizona Regulatory Landscape

The Arizona Medical Marijuana Program (the “AZDHS Program”) is governed by Title 9; Chapter 17 Department of Health Services Medical Marijuana Program (the “AZDHS Rules”) and A.R.S. § 36-2801 et seq., as amended from time to time (the “Arizona Act”) (the AZDHS Rules and the Arizona Act collectively referred to herein as the “AMMA”). The Arizona Act, which was approved by the Arizona voters in 2010 provides the legal requirements and restrictions in conjunction with the applicable rules, guidelines and requirements, promulgated by the Arizona Department of Health Services (“AZDHS”). The AZDHS Program provides for a limited number of Medical Marijuana Dispensary Registration Certificates (each, an “Arizona License”). The program currently allows 131 Arizona Licenses. A variety of product types are allowed in the state including medical marijuana and manufactured and derivative products which contain medical marijuana.

On November 3, 2020, Arizona voters enacted Proposition 207 which legalized adult-use cannabis for persons 21 years of age and older. The ADHS accepted applications for marijuana establishment licenses from early applicants, which are nonprofit medical marijuana licensed dispensaries or applicants in counties with less than two (2) nonprofit medical marijuana licensed dispensaries, from January 19, 2021 through March 9, 2021. Adult use sales began on January 19 2021, immediately after the ADHS approved early adult use applications for existing nonprofit medical marijuana licensed dispensaries. As of August 2021, the ADHS has approved total of 143 adult use establishment licenses. The Arizona Department of Health adopted regulations effective June 1, 2021, for the licensing of retailers, cultivators and manufacturers. In April 2022, ADHS held a lottery to select and issue 26 marijuana establishment licenses to applicants who qualify under the Social Equity Ownership Program. After issuing licenses to qualified early applicants and to the applicants who qualify under the Social Equity Ownership Program, the ADHS may not issue more than one marijuana establishment license for every ten (10) registered pharmacies in Arizona.

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

In September 2015, the California legislature passed three bills collectively known as the “Medical Cannabis Regulation and Safety Act” (“MCRSA”). The MCRSA established a licensing and regulatory framework for medical marijuana businesses in California. The system created multiple license types for dispensaries, infused products manufacturers, cultivation facilities, testing laboratories, transportation companies and distributors. Edible infused product manufacturers would require either volatile solvent or non-volatile solvent manufacturing licenses depending on their specific extraction methodology. Multiple agencies would oversee different aspects of the program and businesses would require a state license and local approval to operate. However, in November 2016, voters in California overwhelmingly passed Proposition 64, the “Adult Use of Marijuana Act” (“AUMA”) creating an adult-use marijuana program for adult-use 21 years of age or older. AUMA had some conflicting provisions with MCRSA, so in June 2017, the California State Legislature passed Senate Bill No. 94, known as Medicinal and Adult-Use Cannabis Regulation and Safety Act (“MAUCRSA”), which amalgamates MCRSA and AUMA to provide a set of regulations to govern medical and adult-use licensing regime for cannabis businesses in the state of California. MAUCRSA went into effect on January 1, 2018. On July 12, 2021, Governor Gavin Newsom signed Assembly Bill 141 (“AB-141”) into law in an effort to centralize and simplify regulatory and licensing oversight of the California cannabis market, thus creating the Department of Cannabis Control (“DCC”). With the passage of AB-141, the DCC consolidates three (3) state cannabis programs – BCC, CDFA, and the MCSB – under a single new department now known as the DCC. The law transfers all of the powers, duties, purposes, functions, responsibilities, and jurisdiction of the BCC, CDFA and CDPH to the DCC. Apart from creating the DCC, AB-141 also institutes many technical fixes and substantive changes to MAUCRSA and thus requires additional rulemaking at the DCC level, which will affect all licensees. The California Department of Tax and Fee Administration oversees.

In order to legally operate a medical or adult-use cannabis business in California, the operator must have both a local and state license. This requires license holders to operate in cities with marijuana licensing programs. Therefore, cities in California are allowed to determine the number of licenses they will issue to marijuana operators or can choose to outright ban marijuana.

Licenses

The Company is licensed to operate as a Medical and Adult-Use Retailer, Cultivator, Manufacturer and Distributor under applicable California and local jurisdictional law. The Company’s licenses permit it to possess, cultivate, manufacture, distribute, dispense and sell medical and adult-use cannabis in the state of California pursuant to the terms of the various licenses issued by the DCC under the provision of the MAUCRSA and California Assembly Bill No. 133.

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

Reporting Requirements

The state of California has selected Franwell Inc.’s METRC solution (“METRC”) as the state’s track-and-trace (“T&T”) system used to track commercial cannabis activity and movement across the distribution chain (“seed-to-sale”). The METRC system is mandatory for all licensed operators in the state of California. The system allows for other third-party system integration via application programming interface (“API”).

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

In March 2019, Governor Ron DeSantis signed a bill amending the Rule to allow smoking of whole-plant cannabis flower. In August 2020, the Florida Department of Health’s Office of Medical Marijuana Use (“OMMU”) published emergency rules permitting the production, packaging, labeling, and dispensing of edible medical marijuana derivative products by MMTCs. MMTCs manufacturing edible medical marijuana derivative products must also comply with all requirements for food establishments in Chapter 500 of the Florida Statutes and any rules adopted by the Florida Department of Agriculture and Consumer Services.

Litigation related to the 2015 applicants who were not selected for licensure and the Rule have been frequent and ongoing. In July 2019, the First District Court of Appeals issued an opinion in Department of Health v. Florigrown, ruling that two critical parts of the Rule are unconstitutional: (i) the requirement of vertical integration and (ii) the cap on the number of licenses allowed. The Florida Supreme Court heard argument on May 6, 2020, October 7, 2020, and on May 27, 2021, and rendered a 6-1 ruling on the matter holding the constitutional challenge to vertical integration and licensing caps is not likely to succeed on its merits and overturned the lower court’s injunction. The result of this case allows the Florida Department of Health’s Office of Medical Marijuana Use to move forward in creating and opening an MMTC application process guided by current rules and regulations. It is unknown at this time when the OMMU will again accept new applications.

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

IDFPR will also be issuing an additional 75 Adult Use Dispensing Organization (“AUDO”) licenses in 2020. IDFPR is also expected to issue an additional 110 AUDO licenses by December 21, 2021. On September 3, 2021, the IDFPR announced the results from the Qualifying Applicant Lottery (conducted on July 29, 2021), the Social Equity Justice Involved Lottery (conducted on August 5, 2021), and the Tied Applicant Lottery (conducted on August 19, 2021) as the Department’s final administrative decision regarding applications for Conditional Adult Use Dispensing Organization Licenses (“Conditional Licenses”) under Sections 15-25 through 15-35.10 of the Cannabis Regulation and Tax Act (“Act”). The Department also intends to issue at least 50 additional Conditional Licenses in 2022 under a new application process consistent with Section 15-35.20 of the Act. On July 22, 2022, Governor JB Pritzker and the IDFPR issued 149 Conditional Adult Use Dispensing Organization Licenses to applicants selected in three lotteries held in the summer of 2021. All businesses qualified as Social Equity Applicants under that Cannabis Regulation and Tax Act.

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

On November 8, 2016, Massachusetts voters approved Question 4 or the Massachusetts Marijuana Legalization Initiative, which allowed for recreational or “adult use” cannabis in the Commonwealth. On September 12, 2017, the Cannabis Control Commission (“CCC”) was established under Chapter 55 of the Acts of 2017 to implement and administer laws enabling access to medical and adult-use cannabis.

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

Nevada

Nevada Regulatory Landscape

Medical marijuana use was legalized in Nevada by a ballot initiative in 2000. In November 2016, voters in Nevada passed an adult-use marijuana measure to allow for the sale of recreational marijuana in the state. The first dispensaries to sell adult-use marijuana began sales in July 2017. The Nevada Department of Taxation is the regulatory agency overseeing the medical and adult use cannabis programs. Similar to California, cities and counties in Nevada are allowed to determine the number of local marijuana licenses they will issue.

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

Reporting Requirements

The state of Nevada uses METRC as the state’s computerized T&T system used to track commercial cannabis activity and seed-to-sale. Individual licensees, whether directly or through third-party integration systems are required to provide data to the state to meet certain reporting requirements. The system allows for other third-party system integration via application programming interface.

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

On February 22, 2022, Governor Kathy Hochul signed into law S.8084-A/A.9283-A, creating a new Adult-Use Conditional Cultivator License, authorizing eligible hemp growers to apply for a license to grow cannabis containing over 0.3% THC for the adult-use cannabis market. To be eligible for licensure, the hemp grower must have been authorized to grow hemp under the Department of Agriculture and Markets Industrial Hemp Research Pilot Program and meet certain other requirements. The Conditional Cultivator program puts New York farmers first, jumpstarting the New York Cannabis Industry and the Cannabis Law’s focus on social and economic equity. On March 10, 2022, the Cannabis Control Board (Board) approved the application and opening of the application window for Conditional Cultivators beginning March 15, 2022 and remaining open until June 30, 2022.

The same law created an adult-use conditional processor license. This license will allow businesses who are already licensed to process cannabinoid hemp in the Cannabinoid Hemp Program to apply for a license to process adult-use cannabis products in the Adult-Use Program. This application opportunity is only available to active cannabinoid hemp processor license-holders who applied for their license before January 1, 2022. Pursuant to the Cannabis Law, adult-use conditional processor licensees will be permitted to process cannabis products containing over 0.3% THC for the Adult-Use Cannabis Program. The license will also be authorized for the distribution of cannabis products to duly licensed adult-use retail dispensaries until June 1, 2023. After June 1, 2023, conditional processors seeking to distribute cannabis products, will be required to apply for a separate distributor license to engage in this activity. On June 23, 2022, the Cannabis Control Board (Board) approved the application and opening of the application window for Conditional Processors beginning June 28, 2022 and remaining open until August 31, 2022.

Licenses

State licenses in New York for Registered Organizations are renewed biennially. Before the two-year period ends, licensees are required to submit a renewal application per guidelines published by the NYSDOH. While renewals are granted every two years, there is no ultimate expiry after which no renewals are permitted. Additionally, in respect of the renewal process, provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and there are no material violations noted against the applicable license, the licensee would expect to receive the applicable renewed license in the ordinary course of business.

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

Regulatory Affairs Program

The Company’s Senior Vice President of Capital Markets & Legal Affairs oversees, maintains, and implements the compliance program and personnel. In addition to the Company’s legal and regulatory affairs departments, the Company also has local regulatory/compliance counsel engaged in the jurisdictions (state and local) in which it operates. Such counsel provides legal advice to the Company regarding compliance with state and local laws and regulations and the Company’s legal and compliance exposures under United States federal law. The Senior Vice President of Capital Markets & Legal Affairs serve as liaisons to state and local regulators during both regular business hours and after hours. The Compliance Department, in partnership with the Retail, Human Resources, Legal, and Logistics Departments, is responsible for ensuring operations and employees strictly comply with applicable laws, regulations and licensing conditions and ensure that operations do not endanger the health, safety or welfare of the community. The Senior Vice President of Capital Markets & Legal Affairs coordinates with the Security Department to ensure that the operation and all employees are following and complying with the Company’s written security procedures.

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

ABILITY TO ACCESS PUBLIC AND PRIVATE CAPITAL

In the second half of fiscal year 2022, the Company attempted to complete a bridge loan for $20.0 million with an unrelated third-party lender to address liquidity needs until such a time the Company completed the sale of assets in New York and Florida. The Company was unsuccessful and the lender ultimately did not complete the lending, at least in part due to the uncertainty of the date by which the sale of the Florida assets was anticipated to close. While the Company has previously accessed capital markets successfully, the Company believes the facts and circumstances at a macroeconomic cannabis industry level are riskier to investors, coupled with its history of losses, high management turnover and complex debt and equity structures On July 31, 2022, the senior term notes payable became due and payable. The Company depend on the ability to close the sales of its assets in New York and on the sale of its assets in Florida in order to repay the $97.7 million outstanding. Neither of these assets sales had closed by July 31, 2022. While the sale of the Company’s Florida assets closed on August 22, 2022 and the Company entered into agreements to use a total of $40.0 million of the proceeds from that transaction to pay down the balance of the amount outstanding, the Company remains in default regarding the repayment of the balance of that debt. The Company’s inability to raise financing to fund operating or capital expenditures or acquisitions could limit its ability to operate or its growth and may have a material adverse effect upon the Company’s business, financial condition, cash flows, results of operations or prospects.

COVID-19

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. While the ultimate severity of the outbreak and its impact on the economic environment is uncertain, the Company is monitoring this closely. As of June 25, 2022, the Company currently operates 30 store locations across California (13), Florida (7), New York (4), Nevada (3), Illinois (1), Massachusetts (1) and Arizona (1). The Company’s priority during the COVID-19 pandemic has been protecting the safety of its employees and customers and it is following the recommended guidelines of applicable government and health authorities. Despite being deemed as an essential retailer in its core markets, the Company has experienced a negative impact on sales in certain markets as a result of shelter-at-home orders, social distancing efforts, restrictions on the maximum allowable number of people within a retail establishment and declining tourism. Although the Company only permanently closed one store as a result of COVID-19, certain markets, such as California and Nevada, experienced a greater impact on sales due to reduced store hours and foot traffic in certain locations, as well as limits on the number of customers that may be in a store at any one time. Other markets, such as Illinois and Florida were not significantly impacted by COVID-19 and in some cases, stores in those markets have generated increased sales. Due to its strong vendor partnerships in each market, the Company has not experienced a significant impact to its supply chain in each market. In the event that the Company were to experience widespread transmission of the virus at one or more of the Company’s stores or other facilities, the Company could suffer reputational harm or other potential liability. Further, the Company’s business operations may be materially and adversely affected if a significant number of the Company’s employees are impacted by the virus.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of COVID-19, including tax relief and government loans, grants and investments. The Company did not utilize any relief provided by the CARES Act and, as a cannabis retailer, the Company is not eligible to obtain a loan under the Paycheck Protection Program under the CARES Act. The Paycheck Protection Program is governed by the rules of the Small Business Administration, which considers as ineligible for loans business concerns that are engaged in any illegal activity; the cultivation, distribution, sale and possession of cannabis violates federal law in the United States. Accordingly, the CARES Act did not have a material impact on the Company’s Consolidated Financial Statements for the year ended June 26, 2021. To date, the Company has generally implemented certain safety measures to ensure the safety of its customers and associates, which may have the effect of discouraging shopping or limiting the occupancy of its stores. Store operations in California and Nevada have been modified, with an increased focus on direct-to-consumer delivery and enabling a curbside pickup option for its customers. The Company leveraged its technology team to build the enhanced omni-channel functionality in, and expects to continue offering, a variety of purchasing options for its customers. These measures, and any additional measures that have been and may continue to be taken in response to the COVID-19 pandemic, have substantially decreased and may continue to decrease, the number of customers that visit the stores which has had, and will likely continue to have a material adverse effect on the business, financial condition and results of operations. The ultimate magnitude of COVID-19, including the extent of its overall impact on the financial and operational results cannot be reasonably estimated at this time; however, the Company has experienced significant declines in sales. The overall impact will depend on the length of time that the pandemic and the various strains of viral infections continues, the extent to which it affects the Company’s ability to raise capital, and the effect of governmental regulations imposed in response to the pandemic, as well as uncertainty regarding all of the foregoing. At this time, it is unclear how long these measures may remain in place, what additional measures may be imposed, or when and if the Company’s operations will be restored to the levels that existed prior to the COVID-19 pandemic.

In addition, the Company’s business depends on consumer discretionary spending, and as such, its results are particularly sensitive to economic conditions and consumer confidence. COVID-19 has significantly impacted economic conditions, resulting in, among other things, unprecedented increases in the number of people seeking jobless benefits and a significant decline in global financial markets. As a result, as the Company noted in fiscal year 2022, even when all its store locations are fully operational, there can be no guarantee that its revenue will return to its pre-COVID-19 levels.

TURNAROUND AND GROWTH PLAN

The Company executed on a number of initiatives to continue restructuring the business and reduce its operating expenses and cash burn:

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

Evanston, Illinois

On July 1, 2020, the Company executed definitive agreements, which were amended and restated on October 30, 2020, to sell all outstanding membership interests in MME Evanston Retail, LLC, which owns the retail store located in Evanston, Illinois, for total consideration of $20.0 million. During the first quarter of fiscal 2021, the Company received $10.0 million of the total consideration. During the second quarter of fiscal 2021, the Company received $8.0 million of the total consideration, which, pursuant to the lender and landlord support agreements entered into during the first quarter of fiscal 2021, was used to paydown amounts outstanding under the Convertible Facility. The final payment of $2.0 million to be received in the form of a secured promissory note payable three months following the closing of the transaction. On August 10, 2020, all operational control and risk of loss was transferred, and the Company had no further obligation to fund operations of Evanston through a Consulting Agreement. In April 2022, the regulatory approval was finalized and the transfer of the cannabis license successfully completed.

New York – Investment Agreement

On February 25, 2021, MedMen NY, Inc. (“MMNY”), the New York subsidiary of the Company, and its parent, MM Enterprises USA, entered into an investment agreement (the “Investment Agreement”) with Ascend Wellness Holdings, LLC, a New York limited liability company (“AWH NY”), and Ascend Wellness Holdings, LLC, a Delaware limited liability company (“AWH”, and collectively, the “Investors”) whereby, subject to approval from the New York State Department of Health and other applicable regulatory bodies, AWH agreed to purchase shares of common stock of MMNY for an aggregate purchase price of up to $73.0 million. The Investment Agreement provided that all final regulatory approvals including from the State of New York shall be received by December 31, 2021 (the “Deadline”). All final regulatory approvals were not received by the Deadline and, on January 3, 2022, the Company advised the Investors that of this failure. On January 14, 2022, the Investors filed a complaint in the Commercial Division of the Supreme Court of the State of New York in New York County against MMNY and MM Enterprises USA in which AWH sought, among other things, to compel the MMNY and the Company to close the transaction on the terms set forth in the Investment Agreement. On May 11, 2022, AWH and the Company entered into a non-binding term sheet settling the legal dispute (the “Term Sheet”). Under the Term Sheet, AWH agreed to increase the transaction consideration set forth in the Investment Agreement by $15.0 million, to $88.0 million, $4.0 million of which was to be contingent on the start of adult-use sales at a MMNY dispensary. The Term Sheet required the parties to use their best efforts to execute a formal settlement agreement based on the terms of the Term Sheet within ten calendar days of their execution of the Term Sheet. The Term Sheet further required the parties to, within thirty days of executing the settlement agreement, complete the closing of the transaction on the same terms and conditions as set forth in the Investment Agreement except to the extent modified by the settlement agreement. AWH failed to comply with these provisions of the Term Sheet and, instead, announced during an AWH earnings call on August 15, 2022 that AWH did not intend to close the transaction as required by the Term Sheet.

Florida – Asset Purchase Agreement

On August 22, 2022, the Company, through its wholly-owned subsidiary MME Florida LLC and MM Enterprises USA closed the sale to Florida-based private company, Green Sentry Holdings, LLC (“Green Sentry”), of substantially all of the Company’s Florida-based assets, including its license, dispensaries, inventory and cultivation operations, and assumption of certain liabilities. The consideration received by the Company was comprised of $63.0 million in cash and the assumption of approximately $4.0 million in liabilities by Green Sentry. The Company consummated the transaction pursuant to the terms of the Asset Purchase Agreement, dated February 27, 2022, as amended by the First Amendment, dated July 31, 2022, and the Second Amendment, dated August 22, 2022, which Second Amendment amended the purchase price and provided that $40.0 million of the purchase price be applied to the repayment of the Company’s Senior Secured Term Loan Facility in several instalments. The amendments to the Asset Purchase Agreement also provide for a deferred rent escrow of approximately $550,000 from the purchase price. The deal includes the license of the Company’s trademarks in the state to Green Sentry, subject to termination rights.

Hilco Process for Rent Reductions Process - 2022

In April 2022, management engaged the restructuring firm of Hilco Real Estate to solicit a permanent reduction of rent costs with all landlords. The Company has deferred $360,000 to be due in 2023. In addition, the Company has negotiated rent reductions of approximately $650,000 annually on average and $3,340,000 through the term of the lease. Management continues in negotiations with the remaining landlords and will continue to pursue permanent reductions in lease costs.

Lender and Landlord Support Agreement - 2020

On July 3, 2020, the Company announced the execution of definitive agreements (collectively referred to as the “Lender and Landlord Support Agreement”) with certain lenders, including Gotham Green Partners, Stable Road Capital and affiliates, and the landlord for several of its retail, cultivation and manufacturing facilities, Treehouse Real Estate Investment Trust. Lender and Landlord Support Agreement resulted in approximately $32 million of cash commitments over the next twelve months through a combination of cash interest and rent deferrals. The rent deferral of $24.0 million is due on July 1, 2023. The Company is currently in negotiations with the landlord in regard to this deferral payment.

Senior Secured Convertible Note Facility

Initial Agreement

In April 2019, the Company entered into a senior secured convertible credit facility (the “Convertible Facility”) to provide up to $250.0 million in gross proceeds, arranged by Gotham Green Partners (“GGP”). The Convertible Facility is accessed through issuances by the Company to the lenders of convertible senior secured notes with an interest rate equal to LIBOR plus 6.0% per annum (“Facility Notes”). In connection with the Convertible Facility, the Company has also issued share purchase warrants (the “Facility Warrants”) to purchase Subordinate Voting Shares. Since April 2019, the Convertible Facility was amended at various times modifying certain covenants, amending the conversion and exercise prices of securities issued pursuant to the Convertible Facility, cancelling and issuing new Facility Warrants and providing additional financing with the issuance of Facility Notes.

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

As consideration for the amendment of the 2018 Term Loan, MedMen Corp. issued to the lenders a total of 20.2 million warrants, each exercisable for MedMen Corp. Redeemable Shares at $0.34 per share for a period of five years. As additional consideration, a fee of $834,000 was paid-in-kind. The Company also cancelled 20.2 million warrants of the total 40.4 million warrants already held by the Term Loan Lenders, which were each exercisable at $0.60 per share.

On September 16, 2020, the Company entered into a further amendment to the 2018 Term Loan. The amendments include, among other things, an increase in the potential size of the facility by $12,000,000, of which $5,700,000 (“Incremental Notes”) is fully committed by the Term Loan Lenders.

The principal amount of the Incremental Notes carries an interest rate of 18.0% per annum, to be paid as follows: (a) 12.0% shall be paid in cash monthly in arrears; and (b) 6.0% shall accrue monthly to the outstanding principal as payment-in-kind. The 2018 Term Loan was also amended to include, among other things, a modification to the minimum liquidity covenant, which extends the period during which it is waived from September 30, 2020 to December 31, 2020. The minimum liquidity threshold resets to $5.0 million thereafter to $7.5 million effective on March 31, 2021 and then to $15.0 million effective on December 31, 2021.

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

On September 16, 2020, the Company closed on an incremental term loan of $3,000,000 at an interest rate of 18.0% per annum of which 12.0% shall be paid in cash monthly in arrears; and 6.0% shall accrue monthly to the outstanding principal as payment-in-kind. In connection with the funding, MedMen Corp. issued 30,000,000 warrants each exercisable at $0.20 per share for a period of five years.

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

On February 2, 2022, the Company executed the Sixth Modification extending the stated maturity date of January 31, 2022 of the Facility for a period of six months; specifically, July 31, 2022 with respect to Facility, and August 1, 2022 with respect to the incremental term loans (collectively, the “Term Loans”). The Sixth Modification makes no modification to the current interest rate. The Sixth Modification provides that the definitive documentation with respect to the conditional purchase of the Term Loans by Superhero Acquisition, L.P., an existing lender under the Company’s Senior Secured Convertible Purchase Agreement dated August 7, 2021, must be entered within 45 days or the stated maturity date of the Term Loans become due. The Sixth Modification requires that the Company make a mandatory prepayment of at least $37,500,000 in the event the sale of certain assets and imposes covenants in regards strategic actions the Company must implement if it is unable to pay the Term Loans by the extended stated maturity date. The Company also agreed to prepay $20,000,000 on the Term Loans and pay a fee of $1,000,000 to the Term Loan lenders in consideration of the Sixth Modification, which fee will be paid in Class B Subordinate Voting Shares (“Shares”) with a deemed price of $0.1247 (C$0.1582) for a total of 8,021,593 Class B Subordinate Voting Shares (the “Fee Shares”), with any difference in realized net proceeds that is less than $1,000 from the sale of the Fee Shares during a 30-day period, to the extent such Fee Shares are sold, reimbursed in cash.

As of June 25, 2022, the Company is in violation of minimum liquidity covenant of the 2018 Term Loan. The 2018 Term Loan requires the Company to maintain $15.0 million minimum cash. On July 31, 2022, the 2018 Term Loan of $97.8 million became due and the Company was unable to meet this financial obligation and pay the lender, which constitutes an event of default.

September 2020 Unsecured Convertible Facility

On September 16, 2020, the Company entered into an unsecured convertible debenture facility (the “2020 Convertible Facility”) for total available proceeds of $10,000,000 with certain institutional investors wherein the convertible debentures (“Debentures”) had a conversion price equal to the closing price on the trading day immediately prior to the closing date, a maturity date of 24 months from the date of issuance and bear interest from the date of issuance at 7.5% per annum, payable semi-annually in cash.

The Debentures provided for the automatic conversion into Shares in the event that the Shares trade at a volume weighted average trading price that is 50% above the Conversion Price on the CSE for 45 consecutive trading days. Upon an event of default, including failure to pay amounts then due under the Debenture, to perform or comply (without remedying such noncompliance) with the Debenture terms, or to pay debts, or commencement of bankruptcy proceedings or appointment of a trustee, all outstanding amounts under the debentures would become immediately due and payable.

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

At the closing of each additional tranche, the Company agreed to issue share purchase warrants equal to 55% of the number of shares a debenture is convertible into for a particular tranche. Each warrant will be exercisable to purchase one share for a period of 24 months from the date of issuance at an exercise price equal to 120% of the volume weighted average price of the Shares on the CSE for ending on the trading day immediately prior to the applicable closing of each tranche.

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

On June 14, 2021, a portion of the 2020 Convertible Facility was automatically converted into 16,014,663 Class B Subordinate Voting Shares in the amount of $2,371,782. In addition, 8,807,605 of the outstanding warrants issued in connection with the facility were exercised at varying prices for gross proceeds of $1,622,377.

On June 28, 2021, the remaining principal amount of $2,500,000 was automatically converted into 16,014,664 Class B Subordinate Voting Shares in the amount of $2,007,620. In addition, 8,807,605 of the outstanding warrants under the 2020 Convertible facility were exercised at varying prices for gross proceeds of $1,622,377.

As of June 25, 2022, the 2020 Convertible Facility has been paid off and there are no outstanding balances.

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

On March 18, 2021, the Company sold C$20.0 million units at a purchase price of C$0.40 per unit. Each unit consists of one Class B Subordinate Voting Share and one share purchase warrant. Each warrant permits the holder to purchase one Share for a period of three years from the date of issuance at an exercise price of C$0.50 per Share. The exercise of the warrants is subject to a beneficial ownership limitation of 9.99%, preventing such exercise by the holder, if such exercise would result in such holder and their affiliates, exceeding ownership of 9.99% of Subordinate Voting Shares.

On May 17, 2021, the Company issued 31,250,000 units to Parallax Master Fund, L.P. at a purchase price of $0.32 per Unit for an aggregate of $10.0 million. Each Unit consisted of one Class B Subordinate Voting Share and one share purchase warrant. Each warrant permits the holder to purchase one Share for a period of three years from the date of issuance at an exercise price of $0.352 per Share, subject to the terms and conditions set forth in the warrant. The exercise of the warrants is subject to a beneficial ownership limitation of 19.99%, preventing such exercise by the holder, if such exercise would result in such holder and their affiliates, exceeding ownership of 19.99% of Subordinate Voting Shares.

Fiscal 2022 Equity Private Placements

On August 17, 2021, the Company entered into subscription agreements with various investors, including a backstop letter agreement (the “Backstop Commitment”) with investors associated Serruya Private Equity Inc. (“SPE”), to purchase $100.0 million of units (“Units”) of MedMen at a purchase price of US$0.24 (C$0.32) per Unit (the “August 2021 Private Placement”). Each Unit consisted of one Subordinate Voting Share and one quarter share purchase warrant (each, a “August 2021 Warrant”). Each whole August 2021 Warrant permits the holder to purchase one Subordinate Voting Share for a period of five years from the date of issuance at an exercise price of $0.288 per Share. In consideration for providing the Backstop Commitment, the applicable SPE investors received a fee of $2.5 million paid in the form of 10,416,666 Subordinate Voting Shares at a deemed price of $0.24 per Share. Pursuant to the August 2021 Private Placement, the Company issued an aggregate of 416,666,640 Subordinate Voting Shares and August 2021 Warrants to purchase 104,166,660 Subordinate Voting Shares.

Each Unit issued to certain funds associated with SPE also included a proportionate interest in a short-term subscription right (the “Short-Term Subscription Right”). The Short-Term Subscription Right entitled the holders to acquire, on payment of $30.0 million, at the option of the holders, an aggregate of 125,000,000 Units at an exercise price of $0.24 per Unit, or $30 million principal amount of notes at par, convertible into 125,000,000 Subordinate Voting Shares at a conversion price of $0.24 per Share. The Short-Term Warrants expired unexercised on December 31, 2021.

TREEHOUSE REAL ESTATE INVESTMENT TRUST

The Company has lease arrangements with affiliates of Treehouse Real Estate Investment Trust (“Treehouse”), which include 14 retail and cultivation properties across the U.S. As part of the Lender and Landlord Support Agreement, Treehouse agreed to defer a portion of total current monthly base rent for the 36-month period between July 1, 2020 and July 1, 2023. The total amount of all deferred rent accrues interest at 8.6% per annum during the deferral period. As consideration for the rent deferral, the Company issued to Treehouse 3,500,000 warrants, each exercisable at $0.34 per share for a period of five years. The total amount of all deferred rents is expected to be $24.6 million, of which $17.0 million was currently due and payable on July 1, 2022.

ITEM 1A.	RISK FACTORS

RISK FACTORS

Summary of Risks Associated with the Business

The Company’s business is subject to a number of risks and uncertainties of which you should be aware before making a decision to invest in the Subordinate Voting Shares. This summary does not address all of the risks that the Company faces. Additional discussion of the risks summarized in this risk factor summary; and other risks the Company faces, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and other filings with the SEC, before making a decision to invest in the Subordinate Voting Shares. These risks include, among others, the following:

Regulatory Risks Associated with the Business

●	Cannabis continues to be a Controlled Substance under the United States Federal Controlled Substances Act (the “CSA”) and the operations of the Company may be deemed to be criminal in nature and/or subject the Company to substantial civil penalties.

●	The Rohrabacher-Farr Amendment may not be Renewed Potentially Resulting in Enforcement Activities by the U.S. Department of Justice (the “DOJ”) Against Entities in the Cannabis Industry.

●	The Company’s business is highly regulated and dependent in large part on the ability to obtain or renew government permits and licenses for the current and contemplated operations, of which there can be no assurance.

●	Public opinion and perception may significantly influence government policy and regulation of the cannabis industry, which could have a material adverse effect on the business, results of operations and prospects.

●	Adverse legal, regulatory or political changes could have a material adverse effect on the current and planned operations.

●	The Company is subject to risk of civil asset forfeiture.

●	In the event that any of the Company’s operations in the United States were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime.

●	There remains doubt and uncertainty that the Company will be able to legally enforce contracts it enters into.

●	Failure to comply with applicable environmental laws, regulations and permitting requirements may result in enforcement actions against us, and civil or criminal fines or penalties.

●	Since Section 280E of the Code, as amended, prohibits businesses from deducting certain expenses associated with trafficking in controlled substances, the Company will be precluded from claiming certain deductions otherwise available to non-marijuana businesses and, as a result, an otherwise profitable business may in fact operate at a loss after taking into account its income tax expenses.

●	If the Company were to experience a bankruptcy, there is no guarantee that U.S. federal bankruptcy protections would be available to its United States operations, which would materially adversely affect the prospects and on the rights of its lenders and securityholders.

●	The emerging growth company status allows the Company certain exemptions from various reporting requirements.

Risks Related to Macro-Economic Conditions

●	The global COVID-19 pandemic has and will continue to have an adverse effect on the results of operations.

●	The operations and financial condition could be adversely impacted by a material downturn in global financial conditions and by a rise in interest rates in the event the Company is required to seek additional debt financing.

Risks Related to Financial and Business Matters

●	The historical audited financial statements were prepared on a going concern basis.

●	The Company will require additional financing to achieve its business objectives.

●	The Company’s existing credit facilities impose significant restrictive provisions on its current and planned operations.

●	The Company has incurred substantial indebtedness and may not be able to refinance, extend or repay this indebtedness on a timely basis or at all.

●	The Company has identified a material weakness in its internal control over financial reporting and may identify additional material weaknesses in the future that may cause them to fail to meet its reporting obligations or result in material misstatements of its financial statements. If the Company fails to remediate any material weaknesses or to establish and maintain effective control over financial reporting, the Company’s ability to accurately and timely report its financial results could be adversely affected.

●	MedMen is a holding company and essentially all of its assets are the capital stock of its material subsidiaries.

●	Adverse publicity reports or other media attention regarding the safety, efficacy and quality of marijuana in general, or associating the consumption of adult-use and medical marijuana with illness or other negative effects or events, could have such a material adverse effect on the Company’s results of operations.

●	The Company may be subject to various product liability claims, including, among others, that the marijuana product caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances.

●	If one of the Company’s brands were subject to product recalls, the image of that brand and MedMen could be harmed.

●	The Company is subject to those risks inherent in an agricultural business.

●	The Company’s business is dependent on suppliers and skilled labor.

●	The Company faces intense competition from other companies and increasing legalization of cannabis and rapid growth and consolidation in the cannabis industry may further intensify competition.

●	The Company is exposed to the risk that its employees, independent contractors and consultants may engage in fraudulent or other illegal activity.

●	Certain remedies may be limited.

●	Future material acquisitions or dispositions or strategic transactions.

●	Risks associated with pending transactions.

●	Risks associated with failure to manage growth effectively.

Risks Related to Intellectual Property and Information Technology

●	The Company may have limited intellectual property protection.

●	Any failure of its information systems or the effect of any cyber-attacks may adversely impact the Company’s reputation and results of operations.

Additional Risks Related to Legal and Regulatory Matters

●	The Company has been and may in the future be subject to investigations, civil claims, lawsuits and other proceedings.

●	United States Tax Classification of the Company.

Risks Associated with the Securities of the Company

●	Heightened scrutiny by securities regulatory authorities in the United States and Canada may impact investors’ ability to transact in the Company’s securities.

●	Potential voting control by certain shareholders may limit your ability to influence the outcome of director elections and other matters requiring shareholder approval.

●	The Company’s capital structure may cause unpredictability.

●	Future sales of Subordinate Voting Shares in the public market, or the perception that such sales may occur, could adversely affect the prevailing market price of the Subordinate Voting Shares.

●	The market price of the Subordinate Voting Shares is volatile and subject to wide fluctuations.

Risk Factors

The risks and uncertainties described below could materially and adversely affect the business, financial condition and results of operations and could cause actual results to differ materially from the Company’ expectations. The risk factors described below include the considerable risks associated with the current economic environment and the related potential adverse effects on the financial condition and results of operations. You should read these risk factors in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes for the fiscal year ended June 25, 2022. There also may be other factors that the Company cannot anticipate or that are not described in this report generally because management does not currently perceive them to be material. Those factors could cause results to differ materially from management’s expectations.

REGULATORY RISKS ASSOCIATED WITH THE BUSINESS

Cannabis continues to be a Controlled Substance under the United States Federal Controlled Substances Act and the operations of the Company may be deemed to be criminal in nature and/or subject the Company to substantial civil penalties.

MedMen both directly and indirectly engages in the medical and adult-use marijuana industry in the United States where local state law permits such activities. Investors are cautioned that in the United States, cannabis is largely regulated at the state level. Currently, in the United States, 37 states, the District of Columbia, Puerto Rico, Guam, the Northern Mariana Islands and the U.S. Virgin Islands have legalized medical cannabis, and 19 states, in addition to the District of Columbia, the Commonwealth of the Northern Mariana Islands, and Guam, have legalized cannabis for recreational purposes or “adult-use”. Notwithstanding the permissive regulatory environment of cannabis at the state level, cannabis continues to be categorized as a controlled substance under the CSA and as such, cultivation, distribution, sale and possession of cannabis violates federal law in the United States. The inconsistency between federal and state laws and regulations is a major risk factor.

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

Federal law pre-empts state law in these circumstances, so that the federal government can assert criminal violations of federal law despite state law. The level of prosecutions of state-legal cannabis operations is entirely unknown, and neither the current administration nor the DOJ has articulated a policy regarding state legal cannabis. If the Department of Justice policy were to be to aggressively pursue financiers or equity owners of cannabis-related business, and United States Attorneys followed such Department of Justice policies through pursuing prosecutions, then the Company could face (i) seizure of its cash and other assets used to support or derived from its cannabis subsidiaries; and (ii) the arrest of its employees, directors, officers, managers and investors, who could face charges of ancillary criminal violations of the CSA for aiding and abetting and conspiring to violate the CSA by virtue of providing financial support to state-licensed or permitted cultivators, processors, distributors, and/or retailers of cannabis. Additionally, as has recently been affirmed by U.S. Customs and Border Protection, employees, directors, officers, managers and investors of MedMen who are not U.S. citizens face the risk of being barred from entry into the United States for life.

If the administration and Attorney General do not adopt a policy incorporating some or all of the policies articulated in the Cole Memo, then the Department of Justice or an aggressive federal prosecutor could allege that the Company and its Board and, potentially its shareholders, “aided and abetted” violations of federal law by providing finances and services to its operating subsidiaries. Under these circumstances, it is possible that a federal prosecutor could seek to seize its assets, and to recover the “illicit profits” previously distributed to shareholders resulting from any of the foregoing financing or services. In these circumstances, the Company’s operations would cease, MedMen shareholders may lose their entire investment and directors, officers and/or MedMen shareholders may be left to defend any criminal charges against them at their own expense and, if convicted, be sent to federal prison.

Violations of any federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities or divestiture. This could have a material adverse effect on MedMen, including its reputation and ability to conduct business, its holding (directly or indirectly) of medical and adult-use cannabis licenses in the United States, the listing of its securities on the CSE or other applicable exchanges, the capital, financial position, operating results, profitability or liquidity or the market price of the listed securities.

Overall, an investor’s contribution to and involvement in MedMen’s activities may result in federal civil and/or criminal prosecution, including forfeiture of his, her or its entire investment.

The Rohrabacher-Farr Amendment may not be Renewed Potentially Resulting in DOJ Enforcement Activities Against Entities in the Cannabis Industry.

The Rohrabacher-Farr Amendment prohibits the DOJ from spending funds appropriated by Congress to enforce the tenets of the CSA against the medical cannabis industry in states which have legalized such activity. On March 15, 2021, the amendment was renewed through the signing of the fiscal year 2022 omnibus spending bill and is effective through September 30, 2022. There can be no assurance that the federal government will not seek to prosecute cases involving medical cannabis businesses that are otherwise compliant with state law. Such potential proceedings could involve significant restrictions being imposed upon the Company or third parties, while diverting the attention of key executives. Such proceedings could have a material adverse effect on the Company, even if such proceedings were concluded successfully in favor of the Company.

The Company’s business is highly regulated and dependent in large part on the ability to obtain or renew government permits and licenses for our current and contemplated operations, of which there can be no assurance.

The Company’s business is subject to a variety of laws, regulations and guidelines relating to the cultivation, manufacture, management, transportation, storage, sale and disposal of marijuana, including laws and regulations relating to health and safety, the conduct of operations and the protection of the environment. Achievement of the business objectives are contingent, in part, upon compliance with applicable regulatory requirements and obtaining all requisite regulatory approvals. Changes to such laws, regulations and guidelines due to matters beyond control may cause material adverse effects to the business operations.

The Company is required to obtain or renew government permits and licenses for the current and contemplated operations. Obtaining, amending or renewing the necessary governmental permits and licenses can be a time-consuming process potentially involving numerous regulatory agencies, involving public hearings and costly undertakings on the Company’s part. The duration and success of the efforts to obtain, amend and renew permits and licenses are contingent upon many variables not within the Company’s control, including the interpretation of applicable requirements implemented by the relevant permitting or licensing authority and planning and zoning requirements with respect to its locations. The Company may not be able to obtain, amend or renew permits or licenses that are necessary to its operations. In August 2020, the Company received a notice from the City of Pasadena that a determination was made that there had been a material change in ownership and/or management of MedMen such that the initial application was no longer valid, resulting in losing the right to proceed through the cannabis permitting process in Pasadena. In response, the Company filed a lawsuit challenging the city’s determination. Any unexpected delays or costs associated with the permitting and licensing process could impede the ongoing or proposed operations. To the extent necessary permits or licenses are not obtained, amended or renewed, or are subsequently suspended or revoked, the Company may be curtailed or prohibited from proceeding with its ongoing operations or planned development and commercialization activities. Such curtailment or prohibition may result in a material adverse effect on the business, financial condition, results of operations or prospects.

While compliance controls have been developed to mitigate the risk of any material violations of any license or certificate the Company holds, there is no assurance that the licenses or certificates will be renewed by each applicable regulatory authority in the future in a timely manner. Any unexpected delays or costs associated with the licensing renewal process for any of the licenses or certificates held by MedMen could impede the ongoing or planned operations and have a material adverse effect on the business, financial condition, results of operations or prospects.

The Company may become involved in a number of government or agency proceedings, investigations and audits. The outcome of any regulatory or agency proceedings, investigations, audits, and other contingencies could harm the reputation, require the Company to take, or refrain from taking, actions that could harm its operations or require it to pay substantial amounts of funds, harming its financial condition. There can be no assurance that any pending or future regulatory or agency proceedings, investigations and audits will not result in substantial costs or a diversion of management’s attention and resources or have a material adverse impact on the business, financial condition, results of operations or prospects.

Public opinion and perception may significantly influence government policy and regulation of the cannabis industry, which could have a material adverse effect on the business, results of operations and prospects.

Government policy changes or public opinion may also result in a significant influence over the regulation of the cannabis industry in the United States, Canada or elsewhere. Public opinion and support for medical and adult-use marijuana has traditionally been inconsistent and varies from jurisdiction to jurisdiction. While public opinion and support appears to be rising for legalizing medical and adult-use marijuana, it remains a controversial issue subject to differing opinions surrounding the level of legalization (for example, medical marijuana as opposed to legalization in general). Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of marijuana in general, or associating the consumption of adult-use and medical marijuana with illness or other negative effects or events, could have a material adverse effect on the business, results of operations or prospects. There is no assurance that such adverse publicity reports or other media attention will not arise. A negative shift in the public’s perception of cannabis, including vaping or other forms of cannabis administration, in the United States, Canada or any other applicable jurisdiction could affect future legislation or regulation. Among other things, such a shift could cause state jurisdictions to abandon initiatives or proposals to legalize medical and/or adult-use cannabis, thereby limiting the number of new state jurisdictions into which the Company could expand and perception of negative health effects from the use of vaporizers to consume cannabis could result in state and local prohibitions on the sale of vaping products for an indefinite period of time. Any inability to fully implement the Company’s expansion strategy may have a material adverse effect on its business, results of operations or prospects. Among other things, such a shift could also cause states that have already legalized medical and/or adult-use cannabis to reevaluate the extent of, and introduce new restrictions on, the permitted activities and permitted cannabis products within their jurisdictions, which may have a material adverse effect on the Company’s business, results of operations or prospects. Recent medical alerts by the Centers for Disease Control and Prevention (the “CDC”) and state health agencies on vaping related illness and other issues directly related to cannabis consumption could potentially create an inability to fully implement the expansion strategy or could restrict the products which the Company sells at our existing operations, which may have a material adverse effect on the business, results of operations or prospects.

Adverse legal, regulatory or political changes could have a material adverse effect on the current and planned operations.

The success of the Company’s business strategy depends on the legality of the cannabis industry. The political environment surrounding the cannabis industry in general can be volatile and the regulatory framework remains in flux. Currently, in the United States, 37 states, the District of Columbia, Puerto Rico, Guam, the Northern Mariana Islands and the U.S. Virgin Islands have legalized medical cannabis, and 19 states, in addition to the District of Columbia, the Commonwealth of the Northern Mariana Islands, and Guam, have legalized cannabis for recreational purposes or “adult-use”, including the states in which MedMen operates; however, the risk remains that a shift in the regulatory or political realm could occur and have a drastic impact on the industry as a whole, adversely impacting the business, results of operations, financial condition or prospects.

Delays in enactment of new state or federal regulations could restrict the ability to reach strategic growth targets and lower return on investor capital. The Company’s strategic growth strategy is reliant upon certain federal and state regulations being enacted to facilitate the legalization of medical and adult-use cannabis. If such regulations are not enacted, or enacted but subsequently repealed or amended, or enacted with prolonged phase-in periods, its growth targets, and thus, the effect on the return of investor capital, could be detrimental. The Company is unable to predict with certainty when and how the outcome of these complex regulatory and legislative proceedings will affect its business and growth.

Further, there is no guarantee that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. If the federal government begins to enforce federal laws relating to cannabis in states where the sale and use of cannabis is currently legal, or if existing applicable state laws are repealed or curtailed, the business, results of operations, financial condition and prospects would be materially adversely affected. It is also important to note that local and city ordinances may strictly limit and/or restrict the sale of cannabis in a manner that will make it extremely difficult or impossible to transact business that is necessary for the continued operation of the cannabis industry. Federal actions against individuals or entities engaged in the cannabis industry or a repeal of applicable cannabis related legislation could adversely affect us and the business, results of operations, financial condition and prospects.

The Company is aware that multiple states are considering special taxes or fees on businesses in the cannabis industry. It is a potential yet unknown risk at this time that other states are in the process of reviewing such additional fees and taxation. This could have a material adverse effect upon the business, results of operations, financial condition or prospects. Currently, the Company has a large outstanding tax liability. For further information see, see “Note 22 – Provision For Income Taxes and Deferred Income Taxes” to the Consolidated Financial Statements located in Item 8 of this Report.

The commercial medical and adult-use cannabis industry is in its infancy and the Company anticipates that such regulations will be subject to change as the jurisdictions in which it conducts business matures. The Company has in place a detailed compliance program headed by the SVP of Legal who oversees, maintains, and implements the compliance program and personnel. In addition to its robust legal and compliance departments, the Company also has local regulatory/compliance counsel engaged in every jurisdiction (state and local) in which it operates. Such counsel regularly provides legal advice regarding compliance with state and local laws and regulation and the legal and compliance exposures under United States federal law. The Company’s compliance program emphasizes security and inventory control to ensure strict monitoring of cannabis and inventory from delivery by a licensed distributor to sale or disposal. Additionally, the Company has created comprehensive standard operating procedures that include detailed descriptions and instructions for receiving shipments of inventory, inventory tracking, recordkeeping and record retention practices related to inventory, as well as procedures for performing inventory reconciliation and ensuring the accuracy of inventory tracking and recordkeeping. The Company will continue to monitor compliance on an ongoing basis in accordance with its compliance program, standard operating procedures, and any changes to regulation in the cannabis industry.

Overall, the medical and adult-use cannabis industry is subject to significant regulatory change at the local, state and federal levels. The inability to respond to the changing regulatory landscape may cause the Company to not be successful in capturing significant market share and could otherwise harm the business, results of operations, financial condition or prospects.

The Company is subject to risk of civil asset forfeiture.

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

In the event that any of the Company’s operations in the United States were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime.

The Company is subject to a variety of laws and regulations domestically and in the United States that involve money laundering, financial recordkeeping and proceeds of crime, including the Bank Secrecy Act, as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act), Sections 1956 and 1957 of U.S.C. Title 18 (the Money Laundering Control Act), the Proceeds of Crime (Money Laundering) and Terrorist Financing Act (Canada), as amended and the rules and regulations thereunder, the Criminal Code (Canada) and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States and Canada.

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

In February 2014, the Department of the Treasury Financial Crimes Enforcement Network (“FinCEN”) issued a memo (the “FinCEN Memo”) providing instructions to banks seeking to provide services to cannabis-related businesses. The FinCEN Memo states that in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of federal money laundering laws. It refers to supplementary guidance that former Deputy Attorney General James M. Cole issued to federal prosecutors relating to the prosecution of money laundering offenses predicated on cannabis-related violations of the CSA. While the FinCEN Memo has not been rescinded by the Department of Justice at this time, it remains unclear whether the current administration will follow its guidelines. Overall, the Department of Justice continues to have the right and power to prosecute crimes committed by banks and financial institutions, such as money laundering and violations of the Bank Secrecy Act, that occur in any state, including in states that have legalized the applicable conduct and the DOJ’s current enforcement priorities could change for any number of reasons, including a change in the opinions of the President of the United States or the United States Attorney General. A change in the DOJ’s enforcement priorities could result in the DOJ prosecuting banks and financial institutions for crimes that previously were not prosecuted.

In the event that any of the Company’s operations, or any proceeds thereof, any dividends or distributions therefrom, or any profits or revenues accruing from such operations in the United States were found to be in violation of money laundering legislation or otherwise, such transactions may be viewed as proceeds of crime under one or more of the statutes noted above or any other applicable legislation. This could restrict or otherwise jeopardize the ability to declare or pay dividends or effect other distributions. Furthermore, while there are no current intentions to declare or pay dividends on the Subordinate Voting Shares in the foreseeable future, in the event that a determination was made that proceeds from operations (or any future operations or investments in the United States) could reasonably be shown to constitute proceeds of crime, the Company may decide or be required to suspend declaring or paying dividends without advance notice and for an indefinite period of time.

There remains doubt and uncertainty that the Company will be able to legally enforce contracts it enters into.

It is a fundamental principle of law that a contract will not be enforced if it involves a violation of law or public policy. Because cannabis remains illegal at a federal level, judges in multiple U.S. states have on a number of occasions refused to enforce contracts, including for the repayment of money when the loan was used in connection with activities that violate federal law, even if there is no violation of state law. There remains doubt and uncertainty that the Company will be able to legally enforce contracts it enters into, if necessary. The Company cannot be assured that it will have a remedy for breach of contract, which could have a material adverse effect on its business, revenues, operating results, financial condition and prospects.

Failure to comply with applicable environmental laws, regulations and permitting requirements may result in enforcement actions against us, and civil or criminal fines or penalties.

The Company’s operations are subject to environmental regulation in the various jurisdictions in which it operates. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors (or the equivalent thereof) and employees. The Company cannot provide any assurance that future changes in environmental regulation, if any, will not adversely affect its operations.

Government approvals and permits are currently, and may in the future, be required in connection with the Company’s operations. To the extent such approvals are required and not obtained, the Company may be curtailed or prohibited from its current or proposed production, manufacturing or sale of cannabis or cannabis products or from proceeding with the development of its operations as currently proposed.

Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions against us, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. The Company may be required to compensate those suffering loss or damage by reason of its operations and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

Amendments to current laws, regulations and permits governing the production, manufacturing or sale of cannabis or cannabis products, or more stringent implementation thereof, could have a material adverse impact on the business and cause increases in expenses, capital expenditures or production or manufacturing costs or reduction in levels of production, manufacturing or sale or require abandonment or delays in development.

Since Section 280E of the Code, as amended, prohibits businesses from deducting certain expenses associated with trafficking in controlled substances, the Company will be precluded from claiming certain deductions otherwise available to non-marijuana businesses and, as a result, an otherwise profitable business may in fact operate at a loss after taking into account its income tax expenses.

Section 280E of the United States Internal Revenue Code, as amended (the “Code”), prohibits businesses from deducting certain expenses associated with trafficking in controlled substances (within the meaning of Schedule I and II of the CSA). The United States Internal Revenue Service (the “IRS”) has invoked Section 280E in tax audits against various cannabis businesses in the U.S. that are licensed under applicable state laws. Although the IRS issued a clarification allowing the deduction of certain expenses, the scope of such items is interpreted very narrowly, and the bulk of operating costs and general administrative costs are not permitted to be deducted. While there are currently several pending cases before various administrative and federal courts challenging these restrictions, there is no guarantee that these courts will issue an interpretation of Section 280E favorable to cannabis businesses.

Overall, under Section 280E of the Code, normal business expenses incurred in the business of selling marijuana and its derivatives are not deductible in calculating income tax liability. Therefore, the Company will be precluded from claiming certain deductions otherwise available to non-marijuana businesses and, as a result, an otherwise profitable business may in fact operate at a loss after taking into account its income tax expenses. There is no certainty that the impact that Section 280E has on the Company’s margins will ever be reduced.

If the Company was to experience a bankruptcy, there is no guarantee that U.S. federal bankruptcy protections would be available to its United States operations, which would materially adversely affect its prospects and on the rights of its lenders and securityholders.

Because the use of cannabis is illegal under federal law, many courts have denied cannabis businesses bankruptcy protections, thus making it very difficult for lenders to recoup their investments in the cannabis industry in the event of a bankruptcy. If the Company was to experience a bankruptcy, there is no guarantee that U.S. federal bankruptcy protections would be available to its United States operations, which could have a material adverse effect on the business, capital, financial condition and prospects and on the rights of its lenders and securityholders.

The Company’s emerging growth company status allows it certain exemptions from various reporting requirements.

The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. The Company has elected to use this exemption from new or revised accounting standards and, therefore, it will not be subject to the same new or revised accounting standards as other public companies.

For as long as it continues to be an emerging growth company, the Company intends to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in the periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. The Company cannot predict if investors will find the Subordinate Voting Shares less attractive because it will rely on these exemptions. If some investors find the Subordinate Voting Shares less attractive as a result, then there may be a less active trading market for the Subordinate Voting Shares and the Company’s stock price may be more volatile.

The Company will remain an emerging growth company until the earliest of (i) the last day of the year in which total annual gross revenue is $1.07 billion or more; (ii) the last day of the year following the fifth anniversary of the first sale of the common equity securities pursuant to an effective registration under the Securities Act of 1933, as amended (the “Securities Act”), expected to be December 31, 2024; (iii) the date on which the Company has issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which the Company is deemed to be a large accelerated filer under the rules of the SEC.

RISKS RELATED TO MACRO-ECONOMIC CONDITIONS

The global COVID-19 pandemic has and will continue to have an adverse effect on the results of operations.

The COVID-19 pandemic has adversely impacted commercial and economic activity and contributed to significant volatility in the equity and debt markets in the U.S. The impact of the outbreak continues to develop and many jurisdictions, including the State of California and local municipalities, have instituted quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Individual businesses and industries are also implementing similar precautionary measures. Those measures, as well as the general uncertainty surrounding the dangers and effects of COVID-19, have created significant disruption in supply chains and economic activity. New strains of the virus have been identified originating in the U.S. and elsewhere. These new strains may have different transmission, morbidity and mortality rates than the original virus, and the COVID-19 vaccines developed to date may not be effective to provide immunization against new strains of the virus. While the Company has continuously sought to assess the potential impact of the pandemic on its financial condition and operating results, any assessment is subject to extreme uncertainty as to probability, severity and duration. The continued spread of the virus globally could result in a protracted world-wide economic downturn, the effects of which could last for some period after the pandemic is controlled and/or abated and the business, financial condition, results of operations and cash flows could be materially adversely affected. The impact of COVID-19 could have the effect of heightening many of the other risk factors described herein.

Despite being deemed as an essential retailer in its core markets, the Company experienced a negative impact on sales in certain markets as a result of shelter-at-home orders, social distancing efforts, restrictions on the maximum allowable number of people within a retail establishment, and declining tourism. Revenue for the year ended June 25, 2022 decreased 7% compared to revenue for the year ended June 26, 2021 primarily as a result of these factors. The overall impact of the COVID-19 pandemic affected the Company’s operations for the majority of the current fiscal year compared to the latter four months of the prior fiscal year. The Company experienced decreased sales in certain locations within California due to reduced foot traffic as a result of business and occupancy restrictions and a slowdown in tourism, resulting in retail revenue in California for the year ended June 25, 2022 to decrease $21.6 million compared to the year ended June 26, 2021.

The Company has implemented certain safety measures to ensure the safety of its customers and associates, which may have the effect of discouraging shopping or limiting the occupancy of its stores. For the majority of the fiscal year ended June 26, 2021, the Company maintained modified store operations based on Centers for Disease Control and Prevention guidelines and local ordinances which limit in-store traffic for certain locations and consequently increased focus on direct-to-consumer delivery, including curbside pickup. These measures, and any additional measures that have been and may continue to be taken in response to the COVID-19 pandemic, have substantially decreased, and may continue to decrease, the number of customers that visit MedMen stores which has had, and will likely continue to have, a material adverse effect on the business, financial condition and results of operations.

The COVID-19 pandemic has continued to increase economic uncertainty and has led to disruption and volatility in the global capital markets, which could increase the cost of and accessibility to capital. Given that the COVID-19 pandemic has caused a significant economic slowdown, it appears increasingly likely that it could cause a global recession, which could be of an unknown duration. A global recession would have a significant impact on ongoing operations and cash flows. There has been a recent spike in the number of reported COVID-19 cases, including new variant and strains, in many states where a substantial portion of the Company’s business and operations are located.

The Company is unable to currently quantify the economic effect, if any, of this increase on the Company’s results of operations.

The ultimate magnitude of COVID-19, including the extent of its overall impact on the financial and operational results cannot be reasonably estimated at this time; however, the Company has experienced declines in sales. The overall impact will depend on the length of time that the pandemic continues, the extent to which it affects the ability to raise capital, and the effect of governmental regulations imposed in response to the pandemic, as well as uncertainty regarding all of the foregoing.

The Company’s operations and financial condition could be adversely impacted by a material downturn or recession in global financial conditions.

Global and U.S. financial conditions have historically experienced extreme volatility. Economic shocks may be precipitated by a number of causes, including a rise in the price of oil, geopolitical instability and natural disasters. U.S. GDP growth has been reported as negative for the last two completed calendar quarters in 2022, which has traditionally been interpreted to signal a recession for the U.S. economy. Therefore, recessionary risks are more pronounced in the current economic environment. Any sudden or rapid destabilization of global or U.S. economic conditions could impact the ability to obtain equity or debt financing in the future on terms favorable to the Company. Additionally, any such occurrence could cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. Further, in such an event, the operations and financial condition could be adversely impacted.

Furthermore, general market, political and economic conditions, including, for example, inflation, interest and currency exchange rates, structural changes in the cannabis industry, supply and demand for commodities, political developments, legislative or regulatory changes, social or labor unrest and stock market trends will affect the operating environment and its operating costs and profit margins and the price of its securities. Any negative events in the global economy could have a material adverse effect on the business, financial condition, results of operations or prospects.

RISKS RELATED TO FINANCIAL AND BUSINESS MATTERS

The historical audited financial statements were prepared on a going concern basis.

The audited financial statements for the fiscal year ended June 25, 2022 and June 26, 2021were prepared on a going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Generally, the primary sources of capital resources are comprised of cash and cash equivalents and the issuance of equity and debt securities. The Company continuously monitors its capital structure and, based on changes in operations and economic conditions, may adjust the structure by issuing new shares or new debt as necessary. Management does not believe that current cash on hand will be sufficient to fund projected operating requirements. This raises substantial doubt about the Company’s ability to continue as a going concern. In addition, the report of the independent registered public accounting firm in the audited financial statements for each of the two years ended June 25, 2022 and June 26, 2021 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. The ability to continue to implement the Company’s business strategy is dependent on obtaining additional financing, the ability to successfully settle liabilities and achieving and maintaining profitable operations. While the Company has been successful in securing both equity and debt financing from the public and private capital markets to date \in Canada, the United States and internationally, there are no guarantees that the Company will be able to continue to secure any such public or private equity or debt financing in the future on terms acceptable to the Company, if at all, or be able to achieve profitability. This going concern opinion could materially limit the ability to raise additional funds through the issuance of equity or debt securities or otherwise. If the Company cannot continue as a going concern, investors may lose their entire investment in the Company’s securities. Until the Company can generate significant cash flows, management expects to satisfy future cash needs through debt or equity financing; however, there can be no assurance that such capital will be available, or if available, that it will be on terms acceptable to the Company.

The Company has previously experienced negative cash flow from operating activities.

The Company does not have a history of profitability. The Company has previously experienced negative cash flow from operating activities and cannot provide assurance that it will achieve sufficient revenues to maintain profitability or positive cash flow from operating activities. The inability to maintain profitability or positive cash flow from operating activities could have a material adverse effect on the business, financial condition and results of operations. As such, the Company has immediate prospect of generating profit from its intended operations. The Company is therefore subject to many of the risks common to high growth enterprises, including under-capitalization, cash shortages, limitations with respect to personnel, financial, and other resources and lack of earnings. In addition, the Company is currently incurring expenditures related to its operating activities that have generated negative operating cash flows. The Company cannot provide any assurance that it will generate sufficient revenues in the near future, and it may continue to incur negative operating cash flows for the foreseeable future. The Company cannot provide assurance that we will be successful in achieving a return on shareholders’ investment.

The Company will require additional financing to achieve its business objectives.

The continued development of the business will require additional financing. There is no guarantee that the Company will be able to achieve its business objectives. The Company intends to fund its business objectives by way of additional offerings of equity and/or debt financing. The failure to raise or procure such additional funds could result in the delay or indefinite postponement of the current business objectives. The Company cannot provide any assurance that additional capital or other types of financing will be available if needed or that, if available, will be on terms acceptable to us. If additional funds are raised by offering equity securities or convertible debt, existing shareholders could suffer significant dilution. Any debt financing secured in the future could involve the granting of security against the assets and also contain restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Although the Company is in discussions with lenders to amend its secured term loan, the Company currently remains in default with respect to the repayment of $97.8 million payable under the secured term loan that matured on July 31, 2022. The Company has completed the sale and leaseback of certain properties, as well as the sale of properties in Florida. The reduction in real estate assets could cause securing any additional debt financing to be more difficult or on less favorable terms to us, such as on higher interest rates, than as otherwise may have been expected. The Company will require additional financing to fund its operations until positive cash flow is achieved. Although management believes that we will be able to obtain the necessary funding as in the past, there can be no assurance of the success of these plans.

The Company’s existing credit facilities impose significant restrictive provisions on its current and planned operations.

The Company has significant outstanding indebtedness further to which its assets and assets of its subsidiaries as well as the ownership interests of certain of its subsidiaries, have been pledged as security for the obligations thereunder. In addition, the terms and conditions of the credit facilities contain restrictive covenants that limit the ability to engage in activities that may be in the Company’s long-term best interest. In addition, the terms and conditions thereof contain financial, operational and reporting covenants, and compliance with the covenants by the Company may increase legal and financial costs, make certain activities, such as the payment of dividends or other distributions, more difficult or restricted, time-consuming or costly and increase demand on systems and resources. The failure to comply with any such covenants, which may be affected by events beyond the Company’s control, could result in an event of default which, if not cured or waived, could result in the acceleration of repayment of its debt or realization on the security granted or trigger cross-default or cross-acceleration provisions in any other agreements, including as between agreements pertaining to the existing credit facilities, any of which would have a material adverse effect on the business, capital, financial condition, results of operations, cash flows and prospects.

The Company has incurred substantial indebtedness and may not be able to refinance, extend or repay this indebtedness on a timely basis or at all.

The Company has a substantial amount of existing indebtedness. If it is unable to raise sufficient capital to repay these obligations at maturity and are otherwise unable to extend the maturity dates or refinance these obligations, the Company would be in default. The Company cannot provide any assurances that we will be able to raise the necessary amount of capital to repay these obligations, that any obligations that are convertible will be converted into equity or that the Company will be able to extend the maturity dates or otherwise refinance these obligations. As of June 25, 2022, the Company is in violation of minimum liquidity covenant of its term loans that require the Company to maintain $15.0 million of minimum cash. On July 31, 2022, the term loans of $97.8 million became due and the Company was unable to meet this financial obligation and pay the lender, which constitutes an event of default. The moneys owed under the Lender and Landlord Support Agreement which allowed us to defer $22.0 million of rent payment over three years beginning in 2020, will come due in July 2023. Upon a default, the lenders under such debt would have the right to exercise their rights and remedies to collect, which would include the ability to foreclose on the Company’s assets. Accordingly, a default by us that is not waived would have a material adverse effect on the business, capital, financial condition and prospects, and the Company would likely be forced to seek bankruptcy protection.

The Company has identified a material weakness in its internal control over financial reporting and may identify additional material weaknesses in the future that may cause us to fail to meet the reporting obligations or result in material misstatements of our financial statements. If the Company fails to remediate any material weaknesses or if the Company fails to establish and maintain effective control over financial reporting, its ability to accurately and timely report its financial results could be adversely affected.

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

In the course of preparing the financial statements for fiscal year 2022, management identified a material weakness determining that the Company’s financial record keeping process is deficient and that it does not have effective controls over the period-end reconciliation process. The Company plans to implement measures designed to improve our internal control over financial reporting to remediate material weakness, by standardizing the monthly reconciliation process for material accounts and balances with formalized procedures and accountability by process owners. The material weakness in the Company’s internal control over financial reporting will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.

If management is unable to further implement and maintain effective internal control over financial reporting or disclosure controls and procedures, the Company’s ability to record, process and report financial information accurately, and to prepare financial statements within required time periods could be adversely affected, which could subject it to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in the financial statements and adversely impact the stock price. If the Company is unable to assert that its internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of the financial reports, the market price of the shares could be adversely affected and the Company could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

Furthermore, the Company cannot assure you that the measures it has taken to date, and actions it may take in the future, will be sufficient to remediate the control deficiencies that led to the material weakness in its internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. The current controls and any new controls that management develops may become inadequate because of changes in conditions in the business. Further, weaknesses in the disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm the Company’s operating results or cause the Company to fail to meet its reporting obligations and may result in a restatement of the financial statements for prior periods.

MedMen is a holding company and essentially all of its assets are the capital stock of its material subsidiaries.

MedMen is a holding company and essentially all of its assets are the capital stock of its material subsidiaries. As a result, investors in MedMen are subject to the risks attributable to its subsidiaries. Consequently, the cash flows and ability to complete current or desirable future opportunities are dependent on the earnings of the Company’s subsidiaries. The ability of these entities to pay dividends and other distributions will depend on their operating results and will be subject to applicable laws and regulations which require that solvency and capital standards be maintained by such entities and contractual restrictions contained in the instruments governing their debt. In the event of a bankruptcy, liquidation or reorganization of any of its material subsidiaries, holders of indebtedness and trade creditors may be entitled to payment of their claims from the assets of those subsidiaries before MedMen.

Adverse publicity reports or other media attention regarding the safety, efficacy and quality of marijuana in general, or associating the consumption of adult-use and medical marijuana with illness or other negative effects or events, could have such a material adverse effect on the results of operations.

The Company believes the adult-use and medical marijuana industries are highly dependent upon consumer perception regarding the safety, efficacy and quality of the marijuana produced. Consumer perception can be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of marijuana products. There can be no assurance that future scientific research or findings, regulatory investigations, litigation, media attention or other publicity will be favorable to the marijuana market or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory investigations, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or other publicity could have a material adverse effect on the demand for adult- use or medical marijuana and on the business, results of operations, financial condition, cash flows or prospects. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of marijuana in general, or associating the consumption of adult-use and medical marijuana with illness or other negative effects or events, could have such a material adverse effect. There is no assurance that such adverse publicity reports, findings or other media attention will not arise.

The Company may be subject to various product liability claims, including, among others, that the marijuana product caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances.

As a manufacturer and distributor of products designed to be ingested by humans, the Company faces an inherent risk of exposure to product liability claims, regulatory action and litigation if its products are alleged to have caused significant loss or injury. In addition, the manufacture and sale of marijuana involve the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of marijuana alone or in combination with other medications or substances could occur. As a manufacturer, distributor and retailer of adult-use and medical marijuana, or in its role as an investor in or service provider to an entity that is a manufacturer, distributor and/or retailer of adult-use or medical marijuana, the Company may be subject to various product liability claims, including, among others, that the marijuana product caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action against the Company could result in increased costs, could adversely affect its reputation with its clients and consumers generally, and could have a material adverse effect on the business, results of operations, financial condition or prospects. There can be no assurances that the Company will be able to maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to maintain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of the potential products or otherwise have a material adverse effect on the business, results of operations, financial condition or prospects.

If one of the Company’s brands were subject to product recalls, the image of that brand and MedMen could be harmed.

Cultivators, manufacturers, distributors and retailers of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. Such recalls cause unexpected expenses of the recall and any legal proceedings that might arise in connection with the recall. This can cause loss of a significant amount of sales. In addition, a product recall may require significant management attention. There can be no assurance that any of the products that the Company sells will not be the subject of a product recall, regulatory action or lawsuit. Although the Company has detailed procedures in place for testing its products, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. Additionally, if one of the Company’s brands were subject to recall, the image of that brand and MedMen could be harmed. Additionally, product recalls can lead to increased scrutiny of operations by applicable regulatory agencies, requiring further management attention and potential legal fees and other expenses.

The Company is subject to those risks inherent in an agricultural business.

Adult-use and medical marijuana are agricultural products. There are risks inherent in the agricultural business, such as insects, plant diseases and similar agricultural risks. Although the products are usually grown indoors under climate-controlled conditions, with conditions monitored, there can be no assurance that natural elements will not have a material adverse effect on the production of its products.

Adult-use and medical marijuana growing operations consume considerable energy, making the Company potentially vulnerable to rising energy costs. Rising or volatile energy costs may adversely impact the business, results of operations, financial condition or prospects.

The Company’s business is dependent on suppliers and skilled labor.

The ability to compete and grow will be dependent on the Company having access, at a reasonable cost and in a timely manner, to skilled labor, equipment, parts and components. No assurances can be given that the Company will be successful in maintaining its required supply of skilled labor, equipment, parts and components. It is also possible that the final costs of the major equipment contemplated by the Company’s capital expenditure plans may be significantly greater than anticipated by management, and may be greater than funds available to the Company, in which circumstance management may curtail, or extend the timeframes for completing, its capital expenditure plans. This could have an adverse effect on the business, financial condition, results of operations or prospects.

The Company faces intense competition from other companies and increasing legalization of cannabis and rapid growth and consolidation in the cannabis industry may further intensify competition.

The cannabis industry is undergoing rapid growth and substantial change, and the legal landscape for medical and recreational cannabis is rapidly changing internationally. An increasing number of jurisdictions globally are passing legislation allowing for the production and distribution of medical and/or recreational cannabis in some form or another. Entry into the cannabis market by international competitors might lower the demand for the Company’s products.

The foregoing legalization and growth trends in the cannabis industry has resulted in an increase in competitors, consolidation and formation of strategic relationships. Such acquisitions or other consolidating transactions could harm us in a number of ways, including by losing strategic partners if they are acquired by or enter into relationships with a competitor, losing customers, revenue and market share, or forcing us to expend greater resources to meet new or additional competitive threats, all of which could harm operating results. As competitors enter the market and become increasingly sophisticated, competition in the cannabis industry may intensify and place downward pressure on retail prices for products and services, which could negatively impact profitability.

The Company also faces intense competition from other companies, some of which have longer operating histories and more financial resources and experience than MedMen. The Company also expects to face additional competition from new entrants. To become and remain competitive, the Company will require research and development, marketing, sales and support. The Company may not have sufficient resources to maintain research and development, marketing, sales and support efforts on a competitive basis which could materially and adversely affect the business, financial condition, results of operations or prospects. Increased competition could materially and adversely affect the business, financial condition, results of operations or prospects.

In addition, the pharmaceutical industry may attempt to dominate the marijuana industry through the development and distribution of synthetic products which emulate the effects and treatment of organic marijuana. If they are successful, the widespread popularity of such synthetic products could change the demand, volume and profitability of the marijuana industry. This could adversely affect the ability to secure long-term profitability and success through the sustainable and profitable operation of the business. There may be unknown additional regulatory fees and taxes that may be assessed in the future.

The Company is exposed to the risk that its employees, independent contractors and consultants may engage in fraudulent or other illegal activity.

The Company is exposed to the risk that its employees, independent contractors and consultants may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent unauthorized conduct that violates: (i) government regulations; (ii) manufacturing standards; (iii) federal and provincial healthcare fraud and abuse laws and regulations; (iv) laws that require the true, complete and accurate reporting of financial information or data; or (v) contractual arrangements, including confidentiality requirements. It may not always be possible for us to identify and deter misconduct by its employees and other third parties, and the precautions the Company takes to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with applicable laws or regulations or contractual requirements. If any such actions are instituted against us, and it is not successful in defending itself or asserting its rights, those actions could have a significant impact on the business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of its operations, any of which could have a material adverse effect on the business, financial condition, results of operations or prospects.

Certain remedies may be limited.

The governing documents may provide that the liability of the Board and its officers is eliminated to the fullest extent permitted under the laws of the Province of British Columbia. Thus, the Company and its shareholders may be prevented from recovering damages for alleged errors or omissions made by the members of the Board and its officers. The governing documents may also provide that the Company will, to the fullest extent permitted by law, indemnify members of the Board and its officers for certain liabilities incurred by them by virtue of their acts on behalf of MedMen.

Future material acquisitions or dispositions or strategic transactions.

Material acquisitions, dispositions and other strategic transactions involve a number of risks, including: (i) potential disruption of the ongoing business, (ii) distraction of management, (iii) the Company may become more financially leveraged, (iv) the anticipated benefits and cost savings of those transactions may not be realized fully or at all or may take longer to realize than expected, (v) increasing the scope and complexity the our operations, and (vi) loss or reduction of control over certain of assets. Additionally, the Company may issue additional equity interests in connection with such transactions, which would dilute a shareholder’s holdings in the Company.

Risks associated with pending transactions.

Pending transactions are subject to certain conditions, many of which are outside of the Company’s control and there can be no assurance that they will be completed, on a timely basis or at all. As a consequence, there is a risk that a proposed transaction will not close in a timely fashion or at all. In January 2022, the Company announced the termination of the investment agreement with Ascend Wellness Holdings, Inc. to sell a controlling interest in the Company’s operations in the state of New York. Subsequently, Ascend filed a complaint against the Company seeking specific performance of the investment agreement. Although the parties signed a non-binding term sheet to settle the lawsuit and move forward on the transaction, in August 2022, Ascend announced that it cancelled the transaction. If one or more proposed transactions is not completed for any reason, the ongoing business may be adversely affected and, without realizing any of the benefits of having completed such transactions, the Company will be subject to a number of risks, including, without limitation, (i) the Company may experience negative reactions from the financial markets, including negative impacts on its stock price, (ii) in the case of a proposed acquisition, the Company may need to find an alternative use for any capital earmarked for such proposed acquisitions, (iii) in the case of a proposed disposition, the Company will not receive the anticipated proceeds of such disposition and accordingly may not be able to execute on other business opportunities for which such proceeds have been earmarked, and (iv) matters relating to proposed transactions will require substantial commitments of time and resources by management which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to the Company.

If the Company is unable to attract and maintain qualified management and personnel, the business may be harmed.

To succeed, the Company must be able to attract and retain highly motivated and qualified management and personnel. Competition for skilled employees is intense and, if the Company is unable to attract and retain the personnel needed, the business may suffer. During recent years, the Company relied on SCP to provide executive officer and management support services and have had three Chief Executive Officers. In addition, several executive officers have resigned during the past year. A lack of continuity of management and personnel may make it difficult to implement the Company’s business strategy and turnaround and growth plan. Further, an inability to hire and retain highly qualified management and personnel could have a material adverse effect on the business, financial condition and results of operations.

RISKS RELATED TO INTELLECTUAL PROPERTY AND INFORMATION TECHNOLOGY

The Company may have limited intellectual property protection.

The Company possesses certain proprietary intellectual property, including but not limited to brands, trademarks, trade names, patents and proprietary processes. The Company relies on this intellectual property, know-how and other proprietary information, and require employees, consultants and suppliers to sign confidentiality agreements. However, these confidentiality agreements may be breached, and the Company may not have adequate remedies for such breaches. Third parties may independently develop substantially equivalent proprietary information without infringing upon any proprietary technology. Third parties may otherwise gain access to proprietary information and adopt it in a competitive manner. Any loss of intellectual property protection may have a material adverse effect on the business, results of operations or prospects.

As long as cannabis remains illegal under U.S. federal law as a Schedule I controlled substance pursuant to the CSA, the benefit of certain federal laws and protections which may be available to most businesses, such as federal trademark and patent protection regarding the intellectual property of a business, may not be available to MedMen. As a result, intellectual property may never be adequately or sufficiently protected against the use or misappropriation by third parties. In addition, since the regulatory framework of the cannabis industry is in a constant state of flux, the Company cannot provide assurance that it will ever obtain any protection of its intellectual property, whether on a federal, provincial, state or local level. While many states do offer the ability to protect trademarks independent of the federal government, patent protection is wholly unavailable on a state level, and state-registered trademarks provide a lower degree of protection than would federally-registered trademarks.

Any failure of information systems or the effect of any cyber-attacks may adversely impact the Company’s reputation and results of operations.

The Company’s operations depend, in part, on how well MedMen and its suppliers protect networks, equipment, information technology (“IT”) systems and software against damage from a number of threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism and theft. The operations also depend on the timely maintenance, upgrade and replacement of networks, equipment, IT systems and software, as well as pre-emptive expenses to mitigate the risks of failures. Any of these and other events could result in information system failures, delays and/or increase in capital expenses. The failure of information systems or a component of information systems could, depending on the nature of any such failure, adversely impact the Company’s reputation and results of operations.

The Company has not experienced any material losses to date relating to cyber-attacks or other information security breaches, but there can be no assurance that the Company will not incur such losses in the future. The risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of controls, processes and practices designed to protect systems, computers, software, data and networks from attack, damage or unauthorized access is a priority. As cyber threats continue to evolve, the Company may be required to expend additional resources to continue to modify or enhance protective measures or to investigate and remediate any security vulnerabilities.

In addition, the Company collects and stores personal information about its customers and are responsible for protecting that information from privacy breaches. A privacy breach may occur through procedural or process failure, information technology malfunction, or deliberate unauthorized intrusions. Theft of data for competitive purposes, particularly customer lists and preferences, is an ongoing risk whether perpetrated via employee collusion or negligence or through deliberate cyber-attack. Any such theft or privacy breach would have a material adverse effect on the business, financial condition, results of operations and prospects.

ADDITIONAL RISKS RELATED TO LEGAL AND REGULATORY MATTERS

The Company has been and may in the future be subject to investigations, civil claims, lawsuits and other proceedings.

The Company may be subject to investigations (regulatory or otherwise), civil claims, lawsuits and other proceedings in the ordinary course of its business, across the various aspects of the business, including securities, employment, regulatory, intellectual property, commercial, real estate and other matters. The results of any legal proceedings to the which the Company is or may become subject cannot be predicted with certainty due to the uncertainty inherent in regulatory actions and litigation, the difficulty of predicting decisions of regulators, judges and juries and the possibility that decisions may be reversed on appeal. Defense and settlement costs of legal disputes can be substantial, even with claims that have no merit. There can be no assurance that any pending or future litigation, regulatory, agency or civil proceedings, investigations and audits will not result in substantial costs or a diversion of management’s attention and resources.

The cannabis industry is a new industry, and MedMen is a fast growing and relatively new enterprise. It is therefore more difficult to predict the types of claims, proceedings and allegations and the quantum of costs related to such claims and proceedings and the direct and indirect effects of such allegations that the Company may face or experience. Management is committed to conducting business in an ethical and responsible manner, which the Company believes will reduce the risk of legal disputes and allegations. However, if the Company is subject to legal disputes or negative allegations, there can be no assurances that these matters will not have a material adverse effect on the business, financial condition, capital, results of operations, cash flows or prospects. Should any litigation, proceeding or audit in which the Company becomes involved be determined against it, such a decision could adversely affect the business, financial condition, capital, results of operations, cash flows or prospects and the market price for the Subordinate Voting Shares and other listed securities of the Company. Any such litigation, proceeding or audit may also create a negative perception of the brand.

United States Tax Classification of the Company.

The Company, which is a Canadian corporation, would be classified as a non-United States corporation under general rules of United States federal income taxation. Section 7874 of the Code, however, contains rules that can cause a non-United States corporation to be treated as a United States corporation for United States federal income tax purposes.

The Company intends to be treated as a United States corporation for United States federal income tax purposes under section 7874 of the Code and expect to be subject to United States federal income tax on its worldwide income. However, for Canadian tax purposes, the Company will be treated as a Canadian corporation (as defined in the Tax Act) for Canadian income tax purposes regardless of any application of section 7874 of the Code. As a result, the Company can be subject to taxation both in Canada and the United States which could have a material adverse effect on the financial condition and results of operations.

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

On August 17, 2021, in connection with the Company’s Fourth Amended and Restated Securities Purchase Agreement (the “Fourth Restatement”), Superhero Acquisition, L.P. (“Superhero LP”), acquired from certain funds associated with Gotham Green Partners, LLC (“GGP”) an aggregate principal amount of approximately $165.8 million of the convertible notes and 135,266,664 warrants issued under the Convertible Facility. The general partner of Superhero LP is Superhero Acquisition Corp (“Superhero GP”). Tilray, Inc., a public company with Class 2 common stock listed on the Nasdaq Global Select Market, owns approximately two-thirds of the outstanding equity interests in Superhero GP and MOS Holdings Inc. (“MOS”), which is solely owned by Michael Serruya, holds approximately one-third of the outstanding equity interests in Superhero GP. Accordingly, for purposes of Rule 13d-3 under the Exchange Act of 1934, as amended (the “Exchange Act”), Tilray and MOS may be deemed the beneficial owners with respect to the securities held of record by Superhero LP and have shared voting and investment power with respect to such securities. As a result of the transfer of the notes and warrants from GGP to Superhero LP, Superhero LP, Superhero GP, Tilray and MOS, as of August 31, 2022, each beneficially owns approximately 43.8% of the Company’s Class B Subordinate Voting Shares and GGP beneficially owns for purposes of Rule 13d-3 under the Exchange Act approximately 19.1% of the Class B Subordinated Voting Shares, in each case assuming conversion of their respective notes and warrants. Tilray also owns an 68% interest as a limited partner in Superhero LP and S5 Holdings Inc. (“S5 Holdings”), which is owned by Michael Serruya, has an 8% interest as a limited partner in Superhero LP. Together with additional securities held directly by S5 Holdings, Michael Serruya beneficially owns approximately 44.8% of the Class B Subordinated Voting Shares. For further information about beneficial ownership of the Company’s securities, refer to Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”

In connection with Fourth Restatement, the Company also entered into a Board Nomination Rights Agreement with S5 Holdings pursuant to which so long as S5 Holdings’ and its affiliates’ diluted ownership percentage of MedMen (including the proportionate equity ownership of securities held by Superhero LP) is at least 9%, S5 Holdings will be entitled to designate one individual to be nominated to serve as a director of the Company. S5 Holdings has initially designated Michael Serruya. The Company also entered into a Board Nomination Rights Agreement with GGP pursuant to which so long as GGP and certain associated investors’ diluted ownership percentage of MedMen is at least 10%, GGP will be entitled to designate one individual to be nominated to serve as a director of the Company. GGP has not yet designated a director. The Company also granted Tilray the right to appoint two non-voting observers to the Company’s board of directors.

This concentration of control, to the extent outstanding notes and warrants are converted and exercised, may adversely affect the trading price for the Class B Subordinate Voting Shares because investors often perceive disadvantages in owning stock in companies with potential controlling shareholders. Also, some or all of the Company’s significant shareholders, if they were to convert their notes and exercise their warrants and act together, would be able to control management and affairs and matters requiring shareholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of the Company’s assets. In addition, the interests of these shareholders may not align with the interests as a company or the interests of other shareholders. Accordingly, if these shareholders were to convert their notes and exercise the warrants, and subject to approval by the Board and requirements, if any, to obtain approval of a majority of the minority shareholders, they could cause us to enter into transactions or agreements of which the Company’s shareholders would not approve or make decisions with which shareholders would disagree. This concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit other shareholders and may prevent shareholders from realizing a premium over the current market price for their shares. Furthermore, significant shareholders may also have interests that differ from yours and may vote their Class B Subordinate Voting Shares in a way with which you disagree and which may be adverse to your interests.

The Company’s capital structure may cause unpredictability.

Given the other unique features of the capital structure, including the existence of a significant amount of redeemable equity securities that have been issued by, and are issuable pursuant to the exercise, conversion or exchange of the applicable convertible securities of, certain subsidiaries of MedMen, such subsidiaries being MedMen Corp. and the LLC, which equity securities are redeemable from time to time for Subordinate Voting Shares or cash, in accordance with their terms, the Company is not able to predict whether this structure and control will result in a lower trading price for or greater fluctuations in the trading price of the Subordinate Voting Shares or will result in adverse publicity to MedMen or other adverse consequences.

Future sales of Subordinate Voting Shares in the public market, or the perception that such sales may occur, could adversely affect the prevailing market price of the Subordinate Voting Shares.

The Company may issue additional securities in the future, which may dilute shareholder’s holdings in MedMen. The articles permit the issuance of an unlimited number of Subordinate Voting Shares, and shareholders will have no preemptive rights in connection with such further issuance. The MedMen Board has discretion to determine the price and the terms of further issuances. Moreover, additional Subordinate Voting Shares will be issued by MedMen on the exercise, conversion or redemption of certain outstanding securities of MedMen, MedMen Corp. and the LLC in accordance with their terms. While the Company currently does not have any pending acquisitions, it may also issue Subordinate Voting Shares to finance future acquisitions. The Company cannot predict the size of future issuances of Subordinate Voting Shares or the effect that future issuances and sales of Subordinate Voting Shares will have on the market price of the Subordinate Voting Shares. Issuances of a substantial number of additional Subordinate Voting Shares, or the perception that such issuances could occur, may adversely affect prevailing market prices for the Subordinate Voting Shares. With any additional issuance of Subordinate Voting Shares, investors will suffer dilution to their voting power and the Company may experience dilution in its revenue per share.

Additionally, the subsidiaries of MedMen, such as MedMen Corp. and the LLC, may issue additional securities that may be redeemed into Subordinate Voting Shares of MedMen, including MedMen Corp Redeemable Shares, LLC Redeemable Units and LTIP Units to new or existing shareholders, members or securityholders, including in exchange for services performed or to be performed on behalf of such entities or to finance future acquisitions. Any such issuances could result in substantial dilution to the indirect equity interest of the holders of Subordinate Voting Shares.

The market price of the Subordinate Voting Shares is volatile and subject to wide fluctuations.

The market price of the Subordinate Voting Shares has been or may be volatile and subject to wide fluctuations in response to numerous factors, many of which are beyond the Company’s control. This volatility may affect the ability of holders of Subordinate Voting Shares or such other securities to sell their securities at an advantageous price. Market price fluctuations in the Subordinate Voting Shares or such other securities may be due to the operating results failing to meet expectations of securities analysts or investors in any period, downward revision in securities analysts’ estimates, adverse changes in general market conditions or competitive, regulatory or economic trends, adverse changes in the economic performance or market valuations of companies in the industry in which it operates, acquisitions, dispositions, strategic partnerships, joint ventures, capital commitments or other material public announcements by us or competitors or government and regulatory authorities, operating and share price performance of the companies that investors deem comparable to us, addition or departure of executive officers, directors and other key personnel, along with a variety of additional factors. These broad market fluctuations may adversely affect the market price of the Subordinate Voting Shares or such other securities.

Financial markets have at times historically experienced significant price and volume fluctuations that have particularly affected the market prices of equity and convertible securities of companies and that have often been unrelated to the operating performance, underlying asset values or prospects of such companies. Accordingly, the market price of the Subordinate Voting Shares and other listed securities of MedMen from time to time may decline even if the operating results, underlying asset values or prospects have not changed. Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. There can be no assurance that continuing fluctuations in price and volume will not occur. If such increased levels of volatility and market turmoil continue or arise, the Company’s operations may be adversely impacted and the trading price of the Subordinate Voting Shares and such other securities may be materially adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following is a list of the Company’s principal physical properties, all of which are leased, as of June 25, 2022:

State	Name	Facility	Under Master Lease	Location	Primary Use	Restructured	Square Footage
AZ	Mesa	2832 N Omaha Street		Scottsdale, AZ	Cultivation and Processing		20,000
AZ	Talking Stick	8729 E Manzanita Drive		Scottsdale, AZ	Retail		3,337
AZ	Mesa	4220 E McDowell Rd		Scottsdale, AZ	Office Space		500
AZ	Mesa	4220 E McDowell Rd		Scottsdale, AZ	Addt’l Office Space		500
CA	DHS	13300 Little Morongo Road	√	Desert Hot Springs, CA	Cultivation and Processing		45,000
CA	DHS - Land	13300 Little Morongo Road	√	Desert Hot Springs, CA	Cultivation and Processing		n/a
CA	Porter	2430 Porter Street		Los Angeles, CA	Distribution Facility		39,068
CA	San Jose	1075 N 10th Street		San Jose, CA	Retail		21,024
CA	Sutter	532-536 Sutter Street		San Francisco, CA	Not in Use		16,596
CA	Culver City	10115 Jefferson Blvd		Culver City, CA	Office Space	(1)	11,802
CA	Other office	5324 Washington Blvd		Los Angeles, CA	Office Space	(2)	7,820
CA	LAX	8740 South Sepulveda Blvd		Los Angeles, CA	Retail		6,489
CA	Abbot Kinney	1308-1312 Abbot Kinney Blvd	√	Venice, CA	Retail		5,220
CA	Beverly Hills	106-110 Robertson Blvd	√	Los Angeles, CA	Retail		5,166
CA	DTLA	735 South Broadway		Los Angeles, CA	Retail		5,136

CA	We - Ho	8208 Santa Monica Boulevard		West Hollywood, CA	Retail	4,844
CA	Santa Ana	2141 Wright Street	√	Santa Ana, CA	Retail	4,789
CA	Venice	410-416 Lincoln Blvd	√	Venice, CA	Retail	4,780
CA	Emeryville	3996 San Pablo Avenue Ste A/B		Emeryville, CA	Retail	1,976
CA	Emeryville	3996 San Pablo Avenue Ste C/D		Emeryville, CA	Retail	1,870
CA	Torrey Pines	10715 Sorrento Valley Blvd		San Diego, CA	Retail	3,697
CA	Union	1861 Union Street		San Francisco, CA	Retail	3,222
CA	Long Beach	2669 & 2671 E Broadway		Long Beach, CA	Retail	3,000
CA	Kearny Mesa	5125 Convoy Street	√	San Diego, CA	Retail	2,366
FL	Eustis	25540 County Road	√	Eustis, FL	Cultivation and Processing	48,358
FL	West Palm	539-37 Clematis Street	√	West Palm Beach, FL	Retail	7,876
FL	Miami	1428-1434 Alton Road		Miami Beach, FL	Not in Use	7,343
FL	Key West	130 Duval Street		Key West, FL	Not in Use	6,230
FL	Jacksonville	1059 Park Street		Jacksonville, FL	Not in Use	6,000
FL	Jacksonville	11190 San Jose Blvd	√	Jacksonville, FL	Not in Use	5,556
FL	Orlando	11551 University Blvd		Orlando, FL	Retail	5,464
FL	Jacksonville	308 3rd Street South		Jacksonville Beach, FL	Not in Use	5,348
FL	Sarasota	1410 Main Street		Sarasota, FL	Not in Use	5,000
FL	Orlando	6600 International Drive		Orlando, FL	Not in Use	4,671
FL	Miami Beach	550 Collins Avenue		Miami Beach, FL	Retail	4,263
FL	Tallahassee	1126 Thomasville Road		Tallahassee, FL	Retail	4,011
FL	Tampa	5900 N Florida Ave		Tampa, FL	Not in Use	3,990
FL	Pensacola	5048 Bayou Blvd		Pensacola, FL	Retail	3,802
FL	Deerfield	2009 NE 2nd Street	√	Deerfield Beach, FL	Not in Use	3,618

FL	Ft. Lauderdale	2949 North Federal Highway		Ft Lauderdale, FL	Retail	3,315
FL	St. Petersburg	326 5th Ave N		St. Petersburg, FL	Retail	3,015
IL	Fulton	942-944 W Fulton St		Chicago, FL	Not in Use	11,100
IL	Oak Park	1136-1140 West Lake Street		Oak Park, FL	Retail	4,400
MA	Fenway	120 Brookline Avenue		Boston, MA	Retail	6,475
MA	Newton	232 Boylston Street		Chestnut Hill, MA	Not in Use	5,000
NV	Mustang	12000 Truckee Canyon Court	√	Sparks, NV	Cultivation and Processing	45,000
NV	Mustang - Land	12000 Truckee Canyon Court	√	Sparks, NV	Cultivation and Processing	n/a
NV	Paradise	4503 Paradise Road #210A		Las Vegas, NV	Retail	3,072
NV	Paradise	4503 Paradise Road #210B		Las Vegas, NV	Retail	1,831
NV	DTLV	823 South 3rd Street	√	Las Vegas, NV	Retail	3,897
NV	Spring Valley	6332 S Rainbow		Las Vegas, NV	Retail	2,500
NV	Highlands	3025 & 3035 Highland Drive	√	Las Vegas, NV	Not in Use	n/a
NY	Utica	1113 Herkimer Rd		Utica, NY	Cultivation and Processing	25,641
NY	Dewitt - PSO	3180 Erie Blvd East	√	DeWitt, NY	Not in Use	7,136
NY	New York - PSO	33 Ninth Avenue		New York, NY	Not in Use	6,667
NY	New York	433 Fifth Avenue		New York, NY	Retail	5,591
NY	New York PSO	338 East 49th Street		New York, NY	Not in Use	4,730
NY	Salina	1304 Buckley Road		Salina, NY	Retail	3,781
NY	Buffalo	6850 Main Street		Williamsville, NY	Retail	2,117
NY	Lake Success	2001 Marcus Avenue		Lake Success, NY	Retail	1,800

See Item 1. “Business –U.S. Regulatory Environment – State and Local License – California.”

(1)	Lease terminated on July 31, 2022.

(2)	Property is under sublease agreement.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of June 25, 2022, other than those described below, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations. As of June 25, 2022, there are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party to the Company or has a material interest adverse to the Company’s interest.

On January 29, 2019, the Company’s former Chief Financial Officer (the “Former Officer”) filed a complaint against MM Enterprises USA in the Superior Court of California, County of Los Angeles, seeking damages for claims relating to his employment. including but not limited to contractual, compensatory, and punitive damages, interest, costs and fees, and any further relief the court deems proper. In November 2021 a jury completely exonerated the Company, finding in its favor on all counts. On March 1, 2022, the judge further ordered that the Former Officer repay MedMen $612,000 in legal fees that the Company had previously advanced to the Former Officer, affirming that the Former Officer was not entitled to such reimbursement due to his material breach of his employment agreement. The judge further ruled that the Former Officer was not entitled to reimbursement of any further fees or expenses from the Company, following his request that the Company reimburse him for an additional $1,000,000 of legal fees.

On February 25, 2021, MedMen NY, Inc. (“MMNY”), the New York subsidiary of the Company, and its parent, MM Enterprises USA, LLC (“MM Enterprises USA”) entered into an investment agreement (the “Investment Agreement”) with Ascend Wellness Holdings, LLC, a New York limited liability company (“AWH NY”), and Ascend Wellness Holdings, LLC, a Delaware limited liability company (“AWH”, and collectively, the “Investors”) whereby, subject to approval from the New York State Department of Health and other applicable regulatory bodies, AWH agreed to purchase shares of common stock of MMNY for an aggregate purchase price of up to $73.0 million. The Investment Agreement provided that all final regulatory approvals including from the State of New York shall be received by December 31, 2021 (the “Deadline”). All final regulatory approvals were not received by the Deadline and, on January 3, 2022, the Company advised the Investors of this failure. On January 14, 2022, the Investors filed a complaint in the Commercial Division of the Supreme Court of the State of New York in New York County against MMNY and MM Enterprises USA in which the Investors sought, among other things, to compel MMNY and the Company to close the transaction on the terms set forth in the Investment Agreement. On May 11, 2022, the Investors and the Company entered into a non-binding term sheet settling the legal dispute (the “Term Sheet”). The Term Sheet provided, among other things, that the transaction consideration set forth in the Investment Agreement would be increased by $15.0 million, to $88.0 million, $4.0 million of which was to be contingent on the start of adult-use sales at a MMNY dispensary. The Term Sheet required the parties to use their best efforts to execute a formal settlement agreement based on the terms of the Term Sheet within ten calendar days of their execution of the Term Sheet. The Term Sheet further required the parties to, within thirty days of executing the settlement agreement, complete the closing of the transaction on the same terms and conditions as originally set forth in the Investment Agreement except to the extent modified by the settlement agreement. Notwithstanding these agreements, AWH announced during an AWH earnings call on August 15, 2022 that AWH did not intend to close the transaction. This matter remains the subject of pending litigation with the Investors.

The Company is a party to two lawsuits related to previous acquisitions that closed in December 2018 and February 2019. Whitestar Solutions, LLC and Adakai Holdings, LLC filed a complaint on March 11, 2020 (the “Whitestar Litigation”) and Unisys Technical Solutions, LLC, Michael Colburn and Daryll DeSantis filed a complaint on May 26, 2020 (the “Unisys Litigation”), each in Superior Court of the State of Arizona, Maricopa County. The lawsuits involve disputes regarding purchase agreements for the sale of the membership interests in Kannaboost Management LLC and CSI solutions. The plaintiffs seek damages including, rescission, declaratory judgment, specific performance, monetary damages to be proven at trial and costs and reasonable attorneys’ fees. In the Whitestar Litigation, in which plaintiffs claimed fraudulent inducement and breach of contract and sought injunctive and declaratory relief including rescission the sale, the court granted summary judgment in favor of the Company on all counts in May 2022. The Company has submitted an application to recover its attorneys’ fees and costs from the plaintiffs, which motion the plaintiffs have opposed. That fee application is fully briefed and is awaiting ruling. Plaintiffs have indicated they intend to appeal the entry of summary judgment and seek a reversal of the trial court’s ruling.

In connection with a Unisys Litigation, in December 2020 the Company filed motions with the court regarding the Level Up auction sales for $25,150,000 demanding that the net proceeds from the auction sale be paid to the Company. The plaintiffs claimed that they were not obligated to remit the net proceeds from the auction sale to the Company. On February 23, 2021 and March 11, 2021, the court ruled and issued a judgment that the plaintiffs return extra proceeds from the auction sale in the amount of approximately $10.4 million, plus interest, to the Company. The plaintiffs appealed the court ruling and, on May 24, 2021, the Arizona Court of Appeals determined that the Superior Court improvidently determined the partial judgment to be final and dismissed the appeal based on lack of jurisdiction because it was premature. The Court of Appeals did not rule on the substance of the plaintiffs’ appeal. The other claims and counterclaims continue to remain outstanding. The trial court has subsequently ordered plaintiffs to place the surplus proceeds from the sale into the court registry and has held the plaintiffs in contempt for failure to do so with monetary sanctions accruing at the rate of $25,000 per day. Oral argument on the Company’s partial motion for summary judgment is currently set for October 17, 2022.

Ryan Rayburn and South Cord Management LLC filed a complaint on April 21, 2020 in Superior Court for the State of California, County of Los Angeles. The lawsuit involves a dispute regarding a purchase agreement for the sale of membership interests. The lawsuit alleges fraudulent inducement and breach of contract, breach of contract, breach of implied covenant of good faith and fair dealing, common law fraud and securities fraud. The plaintiff seeks damages including, rescission, declaratory judgment, specific performance, monetary damages to be proven at trial and costs and reasonable attorneys’ fees. The Company believes the likelihood of a loss contingency is neither probable nor remote and the amount cannot be estimated reliably. As such, no amount has been accrued in the financial statements.

In September 2020 and May 2020, arbitration disputes were filed against the Company related to the separation of and compensation due to former officers, as applicable, in which the severance issued and amounts allegedly owed are currently being disputed. On June 5, 2022, following arbitration brought by former officer Andrew Modlin, the arbitrator found in favor of the Company on all counts, finding that no amount was due from the Company. In August 2022 arbitration was completed with respect to the claims brought by former officer Andrew Modlin, with the parties waiting on the arbitrator’s determination. The Company believes the likelihood of loss is remote with respect to the remaining two unresolved disputes. As a result, no amount has been set up for potential damages in these financial statements.

In November 2020, entities affiliated with former officers of the Company initiated arbitration against a subsidiary of the Company in Los Angeles, California asserting breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, and unjust enrichment claims related to the management agreements for stores on Abbot Kinney Boulevard and Sepulveda Boulevard. The claimants are generally seeking damages and compensatory damages according to proof, including lost earnings and other benefits, past and future, interest on lost earnings and benefits, reasonable attorney’s fees, and such other and further relief as the court deems proper The Company asserted counter-claims, including for breach of the same management agreements. The arbitration is currently set for hearing beginning on December 12, 2022. While it is too early to predict the outcome of the case or whether an adverse result would have a material adverse impact on the Company’s operations or financial position, the Company believes it has meritorious defenses and intends to defend this legal matter vigorously.

On December 10, 2020, a lawsuit was filed against the Company in the Superior Court of California for Los Angeles by Matthew Abrams, Jeremy Abrams, Judith Abrams, Scott Angone and Mark Malan, former owners of MattnJeremy, Inc., d/b/a One Love Beach Club (“One Love”), alleging that the Company owes the plaintiffs additional cash and shares as a true-up payment in connection with the acquisition by the Company of OneLove in September 2019. In the complaint, the plaintiffs allege breach of contract, breach of implied covenant of good faith and fair delaying, fraud and unjust enrichment, among other causes of actions. The plaintiffs are seeking the issuance of 51,716,141 shares, damages resulting from the failure to issue shares, compensatory and punitive damages, costs and attorneys’ fees and other relief granted by the court. While it is too early to predict the outcome of the case or whether an adverse result would have a material adverse impact on the Company’s operations or financial position, the Company believes it has meritorious defenses and intends to defend this legal matter vigorously.

On January 7, 2021, JTM Construction Group, Inc. filed a cross-complaint against MM Enterprises USA, a subsidiary of the Company, in the Los Angeles Superior Court alleging breach of contract, quantum merit and implied indemnity. The Company settled this litigation on April 4, 2022

The Company is the defendant in several complaints filed by various of its landlords seeking rents and damages under leases. In 2020, a complaint was filed in Cook County Circuit Court, Illinois against the Company by a landlord claiming the Company had failed to meet its obligations to apply effort to obtain a retail cannabis license at a property and seeking rents and damages. Attempts to resolve the litigation at mediation conducted in June 2022 failed and the matter is currently in the discovery phase. If the litigation is not settled or resolved, trial will likely take place in the first half of 2023. In July 2022, a complaint was filed against the Company in the United States District Court for the Southern District of New York by a landlord seeking damages under a lease on real estate located in Illinois. The Company is required to file an answer to the complaint by September 16, 2022. Prior attempts to resolve the lease dispute with this landlord have failed. In June 2022, a complaint was filed against the Company by the Company’s landlord at its cultivation center in Utica, New York, related to an agreement to purchase land next to the cultivation center, which land was also owned by the landlord. Plaintiff seeks to enforce a land purchase agreement and seeks damages. In April 2022, the landlord at the Company’s dispensary location in Tampa, Florida, filed suit seeking damages under a lease, shortly after the Company announced its plans to sell its Florida business. The Company retained this lease and litigation following the sale of the Florida business and the litigation is still in the early stages. While it is too early to predict the outcome of any of these cases or whether an adverse result would have a material adverse impact on the Company’s operations or financial position, the Company believes it has meritorious defenses and intends to defend these legal matters vigorously.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Class B Subordinate Voting Shares of the Company are traded on the CSE under the symbol “MMEN.” The Class B Subordinate Voting Shares are also quoted on the OTCQX under the symbol “MMNFF”; over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of June 25, 2022, there were approximately 892 holders of record of Class B Subordinate Voting Shares.

Dividend Policy

The Company has never declared or paid cash dividends on its capital stock. The Company does not expect to pay dividends on its capital stock for the foreseeable future. Any future determination to declare cash dividends would be subject to the discretion of the Board of Directors and would depend upon various factors, including the operating results, financial condition, and capital requirements, restrictions that may be imposed by applicable law, and other factors deemed relevant by the Board of Directors. In addition, the Company’s ability to pay dividends on the Subordinate Voting Shares may be limited by the restrictions under the terms of its loan and security agreement.

Recent Sales of Unregistered Securities

During the fiscal quarter ended June 25, 2022, the Company issued the securities listed below, which were previously reported in Item 2 of the Company’s Quarterly Report on Form 10-Q for the period ended March 26, 2022 as filed with the SEC on May 10, 2022:

●	On April 8, 2022, the Company issued 41,520,915 Subordinate Voting Shares pursuant to a settlement agreement with JTM & Convergint in April 2022.

●	On April 13, 2022, the Company issued 1,376,932 Class B Subordinate Voting Shares to an unrelated third party in connection with services provided.

●	On April 19, 2022, the Company issued an aggregate of 697,150 Class B Subordinate Voting Shares to non-employee directors of the Board of Directors in connection with their fees that are paid on a quarterly basis.

●	On April 25, 2022, the Company issued to Matthew Lucero 22,497,786 Subordinate Voting Shares in connection with the settlement of a promissory note related to a building lease.

Furthermore, the Company also issued 692,023 Class B Subordinate Voting Shares and 1,505 Class B Subordinate Voting Shares on May 3, 2022 and May 18, 2022, respectively.

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

The following table sets forth securities authorized for issuance under the Stock and Incentive Plan as of fiscal 2022 year-end.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	$-		-
Equity compensation plans not approved by security holders	19,648,156	$1.35	(1)	157,079,925	(2)
Total	19,648,156	$1.35		157,079,925

(1)	Reflects C$0.0750 based on the closing price per share on June 24, 2022 on the CSE and assumes CAD/USD exchange rate of $0.773216.
(2)	The aggregate number of Subordinate Voting Shares that may be issued under all Awards under the Incentive Plan shall be the number of Subordinate Voting Shares as determined by the Board from time to time. On April 1, 2021, the Company amended the Plan to set the amount reserved for future issuance under the Incentive Plan to 200,000,000 Subordinate Voting Shares plus all shares underlying outstanding awards as of the effective date of the approval by the Board.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and the accompanying notes presented in Item 8 of this Form 10-K. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below for many reasons, including the risks described in “Disclosure Regarding Forward-Looking Statements,” “Item 1A—Risk Factors” and elsewhere in this Form 10-K.

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

The Company’s fiscal year is a 52/53-week year ending on the last Saturday in June. For the current reporting period, the fiscal quarter ended June 25, 2022 and June 26, 2021 refer to the 13 weeks ended therein and the fiscal years ended June 25, 2022 and June 26, 2021 refer to the 52 weeks ended therein.

Company Overview

MedMen is a cannabis retailer based in the U.S. offering a robust selection of high-quality products, including MedMen-owned brands, LuxLyte, and MedMen Red through its premium retail stores, proprietary delivery service, as well as curbside and in-store pick up. As of June 25, 2022, the Company operates 30 store locations across California (13), Florida (7), New York (4) Nevada (3), Illinois (1), Massachusetts (1) and Arizona (1).

Selected Financial Data

The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and the Consolidated Financial Statements and the accompanying notes presented in Item 8 of this Form 10-K. The Company’s Consolidated Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and on a going concern basis that contemplates continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. The following table sets forth the Company’s selected consolidated financial data for the periods, and as of the dates, indicated:

	Three Months Ended		Year Ended
	June 25,	June 26,	June 25,	June 26,
($ in Millions)	2022	2021	2022	2021

Revenue	$33.3	$38.0	$140.8	$132.2
Gross Profit	$17.2	$17.7	$69.7	$60.7
Loss from Operations	$(103.4)	$(18.4)	$(168.9)	$(55.1)
Total Other Expense	$4.5	$17.7	$6.5	$67.4
Net Loss from Continuing Operations	$(86.4)	$(35.8)	$(165.5)	$(124.3)
Net Loss from Discontinued Operations, Net of Taxes	$(14.8)	$(10.3)	$(45.3)	$(33.3)
Net Loss	$(101.2)	$(46.1)	$(210.8)	$(157.6)
Net Loss Attributable to Non-Controlling Interest	$(8.9)	$(7.3)	$(15.7)	$(33.5)
Net Loss Attributable to Shareholders of MedMen Enterprises Inc.	$(92.3)	$(38.8)	$(195.1)	$(124.1)
Adjusted Gross Profit (Non-GAAP)	$14.7	$17.7	$67.2	$60.7
Adjusted Net Loss from Continuing Operations (Non-GAAP)	$(4.2)	$(31.8)	$(97.8)	$(112.0)
EBITDA from Continuing Operations (Non-GAAP)	$(95.9)	$(11.2)	$(106.7)	$(41.3)
Adjusted EBITDA from Continuing Operations (Non-GAAP)	$(0.9)	$(7.8)	$(26.3)	$(37.0)

Fiscal Year 2022 Highlights

New Retail Locations

On December 21, 2021, we announced the opening of our newest store location in Boston’s famed Fenway Park area. MedMen Fenway marks the Company’s entry into Massachusetts’ booming adult-use market. Fenway’s asset group cash flows have not performed as the-then management team expected. We will continue to monitor the performance of this store.

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

In June 2022, we restructured the lease arrangements in two of our locations in California. The changes resulted in immaterial changes in the amortization of our ROU but is anticipated to generate $1,063,000 in lower cash rents over the term of the leases.

On July 31, 2022, we vacated our corporate headquarters office in Culver City, California and are currently in transition to relocating to satellite offices located adjacent to our retail stores. We anticipate completing our relocation during the fiscal first quarter of 2023.

Changes to Existing Facilities

During the fiscal second quarter of 2022, the Company effectuated four contractual agreements (collectively, the “Management Agreement”) with American Family of Brands, LLC (“AFB”), an unrelated third party, and no longer has a controlling financial interest in previously consolidated entities, Manlin DHS Development, LLC (“DHS”) and Project Mustang Development, LLC (“Mustang”), its cultivation facilities in California and Nevada, respectively, therefore these entities are no longer included in the Company’s financial statements. The deconsolidation did not have a material impact on the Company’s Financial Statements. As of June 25, 2022, activity and sales to MedMen of its private label branded products from its third party have been minimal as the operations of the Cultivation Facilities ramp up under the new operators. On September 30, 2021, the landlord of the California and Nevada Cultivation Facilities approved the third party to operate the leased facilities which effectuated the Management Agreement. The Management Agreement provides the third party an option to acquire all the assets used in the Cultivation Facilities, including the cannabis licenses and equipment, for $1.00 (the “Purchase Option”). The fee for the services under the Management Agreement is 100% and 30% of the California and Nevada Cultivation Facilities net revenue, respectively. The term of the Management Agreement remains in effect until the earlier of (a) the closing of any sale pursuant to the Purchase Option and (b) the expiration of the term, as applicable, of the master lease, at which time this Management Agreement shall automatically terminate without any further action of the parties. As of June 25, 2022, the Management Agreement remains in effect as neither termination condition has occurred, and the related cannabis licenses continue to be in our name.

On March 11, 2022, we completed the closure of our distribution facility in Los Angeles, California (“Porter”) as part of our strategic focus to reduce overhead costs and shift toward an asset-light operating model. Inventory purchases for cannabis products sold in our California stores are now drop-shipped directly by our suppliers to our stores.

Continued Strategic Partnership with Gotham Green Partners and Superhero

On April 23, 2019, the Company secured a senior secured convertible credit facility (the “Convertible Facility”) to provide up to $250,000,000 in gross proceeds, arranged by Gotham Green Partners (“GGP”). The Convertible Facility has been accessed to date through issuances to the lenders of convertible senior secured notes (“Facility Notes”) co-issued by the Company and MM Can USA, Inc. (“MM CAN” or “MedMen Corp.”). Refer to “Note 17 – Senior Secured Convertible Credit Facility” of the Consolidated Financial Statements in Item 8 for further information. As of June 25, 2022, the Company has drawn down a total of $165,000,000 on the Convertible Facility, has accrued paid-in-kind interest of $72,000,000 and cannot draw more.

On August 17, 2021, the Company announced that Tilray, Inc. (“Tilray”) acquired a majority of the outstanding Facility Notes. Under the terms of the transaction, a newly formed limited partnership (the “SPV”) established by Tilray and other strategic investors acquired an aggregate principal amount of approximately $165,800,000 of the Notes and warrants issued in connection with the Convertible Facility, all of which were originally issued by MedMen and held by GGP, representing 75% of the outstanding Facility Notes and 65% of the outstanding warrants under the Convertible Facility. Specifically, Tilray’s interest in the SPV represents rights to 68% of the Facility Notes and related warrants held by Superhero. Tilray’s ability to convert the Facility Notes and exercise the warrants is dependent upon U.S. federal legalization of cannabis or Tilray’s waiver of such requirement as well as any additional regulatory approvals. Tilray also has the right to appoint two non-voting observers of the Company’s Board of Directors.

In connection with the sale of the Facility Notes, the Company amended and restated the Convertible Facility (the “Sixth Amendment”) to, among other things, extend the maturity date to August 17, 2028, eliminate any cash interest obligations, and instead provide for payment-in-kind interest, eliminate certain repricing provisions, and eliminate and revise certain restrictive covenants. The amendments are intended to provide MedMen the flexibility to execute on its growth priorities and explore additional strategic opportunities. In connection with the Sixth Amendment, accrued payment-in-kind interest on the Facility Notes will be convertible at price equal to the higher of: (a) trailing 30-day volume weighted average price (“VWAP”) of the Company’s Subordinate Voting Shares or (b) the lowest discounted price available pursuant to the pricing policies of the CSE. The Facility Notes may not be prepaid until the federal legalization of marijuana. The Facility Notes, as amended, provide the holders with a top-up right to acquire additional Subordinate Voting Shares and a pre-emptive right with respect to future financings of the Company, subject to certain exceptions, upon the issuance by MedMen of certain equity or equity-linked securities. No changes have been made to the conversion and exercise prices of the Facility Notes or related warrants. In connection with the Sixth Amendment, GGP can nominate an individual to serve on the Company’s Board of Directors so long as GGP’s diluted ownership percentage is at least 10%.

Backstopped Equity Investment

On August 17, 2021, the Company entered into subscription agreements with various investors led by Serruya Private Equity Inc. (“SPE”) to purchase $100,000,000 of units (each, a “Unit”) of the Company at a purchase price of $0.24 per Unit (the “Private Placement”) wherein certain investors associated with SPE agreed to backstop the Private Placement (the “Backstop Commitment”). Each Unit consisted of one Class B Subordinate Voting Share and one-quarter share purchase warrant. Each warrant permits the holder to purchase one Subordinate Voting Share at an exercise price of $0.288 per share for a period of five years from the date of issuance. The Company issued a total of 416,666,640 Subordinate Voting Shares and 104,166,660 warrants for gross proceeds of $100,000,000. The proceeds from the Private Placement allowed MedMen to expand its operations in key markets such as California, Illinois and Massachusetts and identify and accelerate further growth opportunities across the United States.

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

In consideration for the Backstop Commitment, the Company paid a fee of $2,500,000 in the aggregate to such parties in the form of 10,416,666 Class B Subordinate Voting Shares at a deemed price of $0.24 per share. In connection with the equity financing, the Company granted S5 Holding the right to designate one individual to be nominated to serve as a director of the Company so long as S5 Holdings’ and its affiliates’ diluted ownership percentage is at least 9%.

Unsecured Promissory Note

On July 29, 2021, the Company entered into a short-term unsecured promissory note in the amount of $5,000,000 with various investors led by SPE wherein the note bears interest at a rate of 6.0% per annum payable quarterly in arrears with a maturity date of August 18, 2021. On August 17, 2021, the Company settled the promissory note by the issuance of 20,833,333 Units, consisting of 20,833,333 Subordinate Voting Shares and 5,208,333 warrants based on an issue price of $0.24 and the relative portion of the Short-Term Warrant, issued as part of the Private Placement with SPE.

Secured Term Loan Amendments

In October 2018, MedMen Corp. completed a $77,675,000 senior secured term loan (the “2018 Term Loan”) with funds managed by Hankey Capital, LLC and with an affiliate of Stable Road Capital. On July 2, 2020, the 2018 Term Loan was amended wherein the entirety of the interest rate of 15.5% per annum was paid-in-kind effective March 1, 2020 through July 2, 2021. Thereafter through maturity, on January 31, 2022, one-half of the interest (7.75% per annum) payable monthly in cash and one-half of the interest (7.75% per annum) paid-in-kind. Refer to “Note 16 – Notes Payable” of the Consolidated Financial Statements in Item 8 for further information.

On September 16, 2020, the Company amended the 2018 Term Loan in which the funds available under the facility was increased by $12,000,000 available through incremental term loans (the “2020 Term Loan”), of which $10,705,279 was drawn down as of fiscal year 2021. The 2020 Term Loan accrues interest at 18.0% per annum wherein 12.0% will be paid in cash monthly in arrears and 6.0% per annum accrues monthly as payment-in-kind.

On February 2, 2022, the Company executed an amendment (the “Sixth Modification”) in which the maturity date of the 2018 Term Loan and 2020 Term Loan (collectively, the “Term Loans”) was extended to July 31, 2022 and August 1, 2022, respectively. The Sixth Modification provides that the definitive documentation with respect to the conditional purchase of the Term Loans by Superhero Acquisition, L.P. must be entered within 45 days or the stated maturity date of the Term Loans become due. An additional 5.0% interest accrues following the maturity date and compounds monthly. The Sixth Modification also requires that the Company make a mandatory prepayment of at least $37,500,000 in the event the sale of certain assets. As a result of the Sixth Modification, the Company prepaid $20,000,000 on the Term Loans in cash and paid a fee of $1,000,000 in Class B Subordinate Voting Shares (“Shares”) with a deemed price of $0.1247 (C$0.1582) for a total of 8,021,593 Class B Subordinate Voting Shares.

Unsecured Convertible Facility

On September 16, 2020, the Company entered into an unsecured convertible debenture facility (the “Unsecured Convertible Facility”) for total available proceeds of $10,000,000 callable in tranches of $1,000,000 each. The debentures provided for the automatic conversion into Class B Subordinate Voting Shares in the event that the VWAP is 50% above the conversion price on the CSE for 45 consecutive trading days.

On June 28, 2021, the remaining balance of the Unsecured Convertible Facility of $2,500,000 was automatically converted into 16,014,664 Class B Subordinate Voting Shares in the amount of $2,007,620. In addition, 8,807,605 of the outstanding warrants under the Unsecured Convertible Facility were exercised at varying prices for gross proceeds of $1,622,377. As of June 25, 2022, the Unsecured Convertible Facility has been paid off and there are no outstanding balances.

Landlord Support for Company Turnaround

The Company currently has lease arrangements with affiliates of Treehouse Real Estate Investment Trust (the “REIT”), which include 14 retail and cultivation properties across the U.S. On July 3, 2020, the Company announced modifications to its existing lease arrangements with the REIT, in which the REIT agreed to defer a portion of total current monthly base rent for the 36-month period between July 1, 2020 and July 1, 2023. The total amount of all deferred rent accrues interest at 8.6% per annum during the deferral period. As consideration for the rent deferral, the Company issued 3,500,000 warrants to the REIT, each exercisable at $0.34 per share for a period of five years. As part of the agreement, the Company will pursue a partnership with a cannabis cultivation company for the Company’s Desert Hot Springs and Mustang facilities that are leased from the REIT in order to continue the Company’s focus on retail operations. As of June 25, 2022, the deferred rent cost is $24,600,000 and expects the total amount due and payable in a lumpsum on July 1, 2023.

In April 2022, management engaged the restructuring firm of Hilco Real Estate to solicit a permanent reduction of rent costs from other landlords and the REIT, emphasizing stores in which the lease cost is “too high” to sustain. From negotiations completed as of June 25, 2022, we have deferred and additional $360,000 to be due in 2023 and obtained rent reductions from other landlords of approximately $650,000 annually on average and $3,340,000 through the term of the lease or six years. We continue in negotiations with all landlords, including the REIT and will continue to pursue permanent reductions in lease costs.

Discontinued Operations

In February 2021, the Company entered into an investment agreement with Ascend Wellness Holdings (“Ascend”) to sell a controlling interest in MedMen NY, Inc. wherein the cash proceeds would be used to repay a portion of the Senior Secured Term Loan with Hankey Capital. In January 2022, the Company announced the termination of the investment agreement with Ascend and, subsequently, Ascend filed a complaint against the Company seeking specific performance of the investment agreement. Although the parties signed a non-binding term sheet to settle the lawsuit and move forward on the transaction, in August 2022, Ascend announced that it intended to terminate the transaction. Our plans for the sale of our New York operations have not changed and we will continue to market to other interested parties. All assets and liabilities and profit or loss allocable to the Company’s operations in the state of New York are classified as discontinued operations for all periods presented.

In February 2022, the Company entered into an agreement with Green Sentry Holdings, LLC (“Buyer”) for the sale of MME Florida, LLC, including its license, dispensaries, inventory and cultivation operations, and assumption of certain liabilities. In addition, the Company will license the tradename “MedMen” to the Buyer for use in Florida for a period of two years, subject to termination rights, for a quarterly revenue-based fee. Of the total sales price of $83,000,000, the cash purchase price is to be used to repay a portion of the Senior Secured Term Loan with Hankey Capital. All assets and liabilities and profit or loss allocable to the Company’s operations in the state of Florida are classified as discontinued operations for all periods presented.

On August 22, 2022, the Company announced the closing of the sale of its operations in the state of Florida at the final sales price of $67,000,000 which comprised of $63,000,000 in cash and $4,000,000 in liabilities to be assumed by the Buyer. Refer to “Note 29 – Subsequent Events” of the Consolidated Financial Statements in Item 8 for further information.

COVID-19 Pandemic

We continuously address the effects of the COVID-19 pandemic, a discussion of which is available in Item 1A “Risk Factors” of this Form 10-K. Our business and operating results for the year ended June 25, 2022, continue to be impacted by the COVID-19 pandemic. We experienced declines in traffic during key holidays, including the week of Thanksgiving and of Christmas, which typically drive volume as customers shop for the holidays. In January, we experienced a further decline in traffic in our stores, which we attribute to the fast-spreading Omicron variant present across all of our communities. Comparatively, we noted a sharp decline in sales in March and April which we believe was a result of the expiration of the Biden administration’s “stimulus checks” that occurred a year ago same period under American Rescue Act and no longer available in fiscal year 2022 or 2023. The overall impact on our business continues to depend on the length of time that the pandemic continues, the impact on consumer purchasing behavior, inflation, and the extent to which it affects our ability to raise capital, and the effect of governmental regulations imposed in response to the pandemic as well as uncertainty regarding all of the foregoing. The Company continues to implement and evaluate actions to strengthen its financial position and support the continuity of its business and operations.

RESULTS OF OPERATIONS – FISCAL YEAR 2022 COMPARED TO FISCAL YEAR 2021

Our consolidated results, in millions, except for per share and percentage data, for the three months and year ended June 25, 2022, compared to three months and year ended June 26, 2021, are as follows:

	Three Months Ended				Year Ended
	June 25,	June 26,			June 25,	June 26,
($ in Millions)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change

Revenue	$33.3	$38.0	$(4.7)	(12)%	$140.8	$132.2	$8.6	7%
Cost of Goods Sold	16.1	20.3	(4.2)	(21)%	71.1	71.5	(0.4)	(1)%

Gross Profit	17.2	17.7	(0.5)	(3)%	69.7	60.7	9.0	15%

Expenses:
General and Administrative	19.1	28.8	(9.7)	(34)%	108.7	109.1	(0.4)	-
Sales and Marketing	0.5	0.5	-	-	3.2	1.0	2.2	220%
Depreciation and Amortization	6.3	5.0	1.3	26%	24.0	26.3	(2.3)	(9)%
Realized and Unrealized Changes in Fair Value of Contingent Consideration	3.6	-	3.6	-	3.3	0.4	2.9	725%
Impairment Expense	93.2	-	93.2	-	101.8	2.4	99.4	4,142%
Other Operating (Income) Expense	(2.1)	1.8	(3.9)	(217)%	(2.4)	(23.4)	21.0	(90)%

Total Operating Expenses	120.6	36.1	84.5	234%	238.6	115.8	122.8	106%

Loss from Operations	(103.4)	(18.4)	(85.0)	462%	(168.9)	(55.1)	(113.8)	207%

Other Expense (Income):
Interest Expense	5.8	8.5	(2.7)	(32)%	32.4	31.0	1.4	5%
Interest Income	-	(0.1)	0.1	(100)%	(0.1)	(0.6)	0.5	(83)%
Accretion of Debt Discount and Loan Origination Fees	(1.1)	9.5	(10.6)	(112)%	10.7	21.7	(11.0)	(51)%
Change in Fair Value of Derivatives	(0.2)	1.2	(1.4)	(117)%	(26.2)	(0.8)	(25.4)	3,175%
(Gain) Loss on Extinguishment of Debt	-	(1.4)	1.4	(100)%	(10.3)	16.1	(26.4)	(164)%

Total Non-Operating Expense	4.5	17.7	(13.2)	(75)%	6.5	67.4	(60.9)	(90)%

Loss from Continuing Operations Before Provision for Income Taxes	(107.9)	(36.1)	(71.8)	199%	(175.4)	(122.5)	(52.9)	43%
Provision for Income Tax Benefit (Expense)	21.5	0.3	21.2	7,067%	9.9	(1.8)	11.7	(650)%

Net Loss from Continuing Operations	(86.4)	(35.8)	(50.6)	141%	(165.5)	(124.3)	(41.2)	33%
Net Loss from Discontinued Operations, Net of Taxes	(14.8)	(10.3)	(4.5)	44%	(45.3)	(33.3)	(12.0)	36%

Net Loss	(101.2)	(46.1)	(55.1)	120%	(210.8)	(157.6)	(53.2)	34%

Net Loss Attributable to Non-Controlling Interest	(8.9)	(7.3)	(1.6)	22%	(15.7)	(33.5)	17.8	(53)%

Net Loss Attributable to Shareholders of MedMen Enterprises Inc.	$(92.3)	$(38.8)	$(53.5)	138%	$(195.1)	$(124.1)	$(71.0)	57%

Revenue

Revenue for the three months ended June 25, 2022 was $33.3 million, a decrease of $4.7 million, or 12%, compared to revenue of $38.0 million for the three months ended June 26, 2021. Revenue for the year ended June 25, 2022 was $140.8 million, an increase of $8.6 million, or 7%, compared to revenue of $132.2 million for the year ended June 26, 2021.

Revenue in various states in which we operate is as follows:

	Three Months Ended				Year Ended
	June 25,	June 26,			June 25,	June 26,
($ in Millions)	2022	2021	$Change	%Change	2022	2021	$Change	%Change

California	$21.2	$25.7	$(4.5)	(18)%	$91.6	$85.9	$5.7	7%
Nevada	3.6	5.0	(1.4)	(28)%	15.3	15.4	(0.1)	(1)%
Illinois	3.7	4.0	(0.3)	(8)%	16.1	20.8	(4.7)	(23)%
Arizona	3.9	3.3	0.6	18%	15.9	10.1	5.8	57%
Massachusetts	0.9	-	0.9	-	1.9	-	1.9	-

Consolidated Revenue	33.3	38.0	(4.7)	(12)%	140.8	132.2	8.6	7%

Discontinued Operations	9.2	11.9	(2.7)	(23)%	29.0	26.4	2.6	10%

Total Revenue	$42.5	$49.9	$(7.4)	(15)%	$169.8	$158.6	$11.2	7%

In fiscal year 2022, overall across all markets, for the periods presented, we saw positive implications on retail store traffic from the lifting of COVID-19 restrictions; however, traffic, the number of patients and customers that entered our store on a daily basis was significantly impacted by 1) periods of low domestic travel in the United States affecting our high tourism stores in Los Angeles and Las Vegas, 2) increases in infection rates and COVID cases from the various disease variants including Omicron, BA.4.6. and more recently BA.5., and 3) the expiration of the Biden administration’s “stimulus checks” that occurred a year ago same period under American Rescue Act and no longer available in fiscal year 2022.

In California, on year over year basis, revenue increased $5.7 million or 7% as we continue to elevate its product offering, revamp its pricing and assortment strategy, and focus on driving retail traffic with promotions and other customer discounts. On average across the thirteen stores in California, we saw increased engagement through continued focus on customer experience at point of sale, and to lesser degree in delivery sales, an area we believe can continue to improve. On a quarter over quarter basis, we continued to see steadily rising declines, which we believe is primarily due to increased competition from new market entrants. California issued 539 new retail licenses. While not all of these became operational, those who entered the market have generally competed on the basis of selling price. On a consecutive quarter basis, during the fiscal fourth quarter of 2022, we experienced the highest decline at $4.5 million or 18% over third quarter. In fourth quarter, we noted more days in the month in which traffic, conversion and average days sales were down compared to the previous week. We expect revenue in California may continue to decrease albeit at slower rates, until such time our re-branding and new marketing and communication practices go live in late first quarter of fiscal year 2023.

In Nevada, on a year over year basis, revenue remained relatively consistent with a slight decrease of 1%. We expected to be able to capitalize in the returned tourism to Nevada, primarily to the City of Las Vegas. On a fiscal year basis, we believe tourism increased 30% or more over the same period. However, we experienced increased competition by other nearby stores that have more funding to invest in product assortment, in-store events, and available marketing. We expect we will not be able to maximize our market share in Las Vegas until such time we increase product availability from our private label brands and have the cash to invest in more lifestyle events that are part of the Las Vegas culture.

In Arizona, on a year over year basis, revenue increased $5.8 million or 57%. This increase is primarily due to the Company’s focus on driving retail traffic after the state-wide transition to adult-use during the spring of calendar year 2021. Beginning in the fourth quarter of 2021, we benefited from steady inclines in revenue on a quarter over quarter basis. Our best revenue performance quarter in Arizona was our third quarter of fiscal year 2022. On a quarter over quarter basis, in fourth quarter, revenue decreased $200,000 or 5%. Arizona issued 26 new retail licenses which contributed to the fourth quarter decline as well as the loss of a significant customer of our cultivation facility which changed cultivation practices affecting the flow of product we manufactured and sourced to our owned stores. We expect revenue in Arizona will hold at the current trend until such time we incorporate new products from our cultivation facility to our retail store anticipated for second quarter of fiscal year 2023.

In Illinois, revenue for the fiscal year ended June 25, 2022 declined $4.7 million or 23%. We continue to face market pressure from additional licenses issued by surrounding municipalities totaling an additional 149 new retail licenses.

In Massachusetts, our store near Fenway Park opened December 2021. Due to the premium location of our store, we anticipated an increase in foot traffic starting in April 2022 corresponding with the beginning of major league baseball’s Red Sox season and spring weather in Boston. We in fact noted a steady increase in revenue to 27% in fourth quarter over third quarter. We continue to monitor the performance ability of this retail location in light of the substantial regulatory limitations including open and close hours of our store, and inability to remain open during and completion of baseball games. Both of these conditions may be unfavorable to our ability to increase current run rate revenue.

Cost of Goods Sold, Gross Profit, and Adjusted Gross Profit (NON-GAAP)

Cost of goods sold for the three months and year ended June 25, 2022 was $16.1 million and $71.1 million compared to $20.3 million and $71.5 million for the three months and year ended June 26, 2021. Gross profit for the fiscal fourth quarter of 2022 was $17.2 million, representing a gross margin of 52% as compared to $17.7 million, representing a gross margin of 47%, in the prior year. Gross profit for fiscal year 2022 was $69.7 million, representing a gross margin of 50%, as compared to $60.7 million, representing a gross margin of 46%, in the prior year. This increase resulted primarily from a one-time adjustment related to overstatement of accounts payable for $2.5 million that accumulated over several periods, and not material to any one of those periods, as follows:

	Three Months Ended				Year Ended
	June 25,	June 26,	$	%	June 25,	June 26,	$	%
($ in Millions)	2022	2021	Change	Change	2022	2021	Change	Change

Revenue	$33.3	$38.0	$(4.7)	(12%)	$140.8	$132.2	$8.6	7%
Cost of Goods Sold	16.1	20.3	(4.2)	(21%)	71.1	71.5	(0.4)	(1%)

Gross Profit	17.2	17.7	(0.5)	(3%)	69.7	60.7	9.0	15%
Gross Margin	52%	47%	5%	11%	50%	46%	4%	8%

Overstatement in Inventory Payable Amounts:	2.5	-	2.5	-	2.5	-	2.5	-

Adjusted Gross Profit(1) (Non-GAAP)	$14.7	$17.7	$(3.0)	(17%)	$67.2	$60.7	$6.5	11%
Adjusted Gross Margin(1) (Non-GAAP)	44%	47%	(2%)	(5%)	48%	46%	2%	4%

(1)	Adjusted Gross Profit (Non-GAAP) is our gross profit (adjusted to exclude a one-time inventory payable adjustment) and Adjusted Gross Margin (Non-GAAP) is our gross margin adjusted to exclude inventory payable adjustments) and are non-GAAP financial measures. See “Use of Non-GAAP Measures” below for additional discussion regarding these non-GAAP measures. The Company’s management believes that Adjusted Gross Profit and Adjusted Gross Margin are useful to our management to evaluate our business and operations, measure our performance, identify trends affecting our business, project our future performance, and make strategic decisions.

Operating Expenses

Operating expenses for the three months ended June 25, 2022 were $120.6 million, an increase of $84.5 million compared to $36.1 million for the three months ended June 26, 2021, and $238.6 million for the year ended June 25, 2022, an increase of $122.8 million compared to $115.8 million for the year ended June 26, 2021. The increase in total operating expenses was primarily impacted by impairment charges recognized in fiscal year 2022. In more detail changes in operating expenses were attributable to the factors described below.

General and administrative expenses for the three months and year ended June 25, 2022 were $19.1 million and $108.7 million, compared to $28.8 million and $109.1 million, a decrease of $9.7 million and $0.4 million, respectively, in the same prior year periods. The overall decrease in the three months period is primarily the results of even more intense costs savings management tactics across all categories of general and administrative expenses including completion of additional headcount reductions and lower spend on litigation matters. In addition, in April 2022, the Company closed its distribution facility in Los Angeles, California which reduced overhead costs. Management continues to focus in reducing company-wide selling, general and administrative expenses (“SG&A”). We expect general and administrative expense will continue to decrease in fiscal year 2023 as management believes the Company can achieve and become EBITDA neutral.

Sales and marketing expenses for the three months and year ended June 25, 2022 were $0.5 million and $3.2 million, compared to $0.5 million and $1.0 million for the three months and year ended June 26, 2021, an increase of nil and $2.2 million, respectively. In comparison to the prior year periods, the increase in sales and marketing expenses is primarily attributed to marketing initiatives to drive retail traffic as COVID-19 restrictions began to lift and tourism increased.

Depreciation and amortization for the three months and year ended June 25, 2022 was $6.3 million and $24.0 million, as compared to $5.0 million and $26.3 million in the prior year. The increase of $1.3 million from the prior fiscal quarter ended June 26, 2021 is attributable to the opening of store locations in Boston and San Francisco during fiscal year 2022. The decrease of $2.3 million compared to the prior year ended June 26, 2021 is attributable to the overall reduction in capital expenditures resulting from a delay in capital-intensive projects as part of the Company’s turnaround plan and the COVID-19 pandemic. We are currently evaluating the long-term benefits of continuing to pursue the build out of some of our locations not yet opened or constructed. We are in negotiations with the landlords of our unfinished locations in California, Illinois and Massachusetts in an effort to reach the best outcome for all parties including the communities that live and work near these unfinished locations possibly deterring from market values.

Impairment expense for the three months and year ended June 25, 2022 was $93.2 million and $101.8 million, as compared to nil and $2.4 million in the prior year. Impairment expense for fiscal year 2022 was related to the following:

June 25,
($ in Millions)	2022

Impairment charges in fiscal year 2022 related to the following:

Abandoned equipment – Inactive location	$4.9
Costs related to acquisitions no longer active	6.9
Write off related to closure of headquarters office, distribution center and other	13.1
Impairment of long-lived assets – California and Nevada	45.2
Impairment of goodwill - California	23.1
Fair value adjustment related to deconsolidation of cultivation facilities	8.6

Total impairment charges	$101.8

Other operating expense (income) for the three months and year ended June 25, 2022 was $(2.1) million and $(2.4) million, as compared to $1.8 million and $(23.4) million for the three months and year ended June 26, 2021, respectively. For the year ended June 25, 2022, the change was primarily attributable to the $16.3 million gain related to the lease deferral with the REIT in the comparative prior period.

Non-Operating Expenses

Non-operating expense for the three months and year ended June 25, 2022 was $4.5 million and $6.5 million, respectively, compared to $17.7 million and $67.4 million in the prior year period. The decrease in non-operating expense was primarily driven by the recognition of a gain related to changes in the fair value of our derivative liability as a result of the Short-Term warrants recorded with a fair value of $21.2 million that expired unexercised. The decrease was also driven by the change in gain/loss on extinguishment debt as a result of the $12.4 million gain on extinguishment of debt related to the Sixth Amendment, offset by the $2.2 million loss on extinguishment of debt related to the settlement of the unsecured promissory note in connection with the Private Placement.

Provision for Income Taxes

The provision for income tax benefit for the three months and year ended June 25, 2022 was $21.5 million and $9.9 million, respectively, compared to the provision for income tax benefit of $0.3 million and an expense of $1.8 million for the three months and year ended June 26, 2021, primarily due to the Company’s operating results, related IRC Section 280E expenditures and interest due to the Internal Revenue Service. The Company has incurred a large amount of expenses that are not deductible due to IRC Section 280E limitations which resulted in income tax expense being incurred while there were pre-tax losses for the current period.

Net Loss

Net loss from continuing operations for the three months ended June 25, 2022 was $86.4 million, an increase of $50.6 million compared to $35.8 million for the three months ended June 26, 2021. For the fiscal fourth quarter of 2022, net loss was impacted by an increase in impairment charges during the current period, offset by the provision for income tax benefit.

Net loss from continuing operations for the year ended June 25, 2022 was $165.5 million, an increase of $41.2 million compared to $124.3 million for the year ended June 26, 2021. The increase for the current fiscal year as compared to the prior period was primarily due to the increase in impairment charges, offset by improvements in gross profits, the provision for income taxes, and the effects of non-operating activities during the comparative periods.

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

Adjusted Gross Profit	Gross Profit adjusted for a one-time inventory payable adjustment.

Adjusted Gross Margin	Gross Margin, which is Gross Profit as a percentage of consolidated revenue, adjusted for a one-time inventory payable adjustment.

Adjusted Net Loss from Continuing Operations	Net Loss from Continuing Operations adjusted for transaction costs, restructuring costs, share-based compensation, impairment expense, and other non-cash operating costs. This non-GAAP measure represents the profitability of the Company excluding unusual and infrequent expenditures and non-cash operating costs.

EBITDA from Continuing Operations

Net Loss from Continuing Operations adjusted for interest and financing costs, income taxes, depreciation, and amortization. This non-GAAP measure represents the Company’s current operating profitability and ability to generate cash flow.

Adjusted EBITDA from Continuing Operations

EBITDA from Continuing Operations (Non-GAAP) adjusted for transaction costs, restructuring costs, share-based compensation, impairment expense, and other non-cash operating costs, such as changes in fair value of derivative liabilities and unrealized changes in fair value of investments. This non-GAAP measure represents the Company’s current operating profitability and ability to generate cash flow excluding non-recurring, irregular or one-time expenditures in order improve comparability.

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

Reconciliations of Non-GAAP Financial Measures to GAAP Measures

Retail Performance

Within the cannabis industry, MedMen is uniquely focused on the retail component of the value chain. On a sequential quarter basis, the Company is providing detail with respect to earnings before interest, taxes, depreciation and amortization (“EBITDA”) attributable to the Company’s national retail operations to show how it is leveraging its retail footprint and strategically investing in the future. The table below highlights the Company’s national Retail Adjusted EBITDA Margin (Non-GAAP), which excludes corporate marketing expenses, distribution expenses, inventory adjustments, and local cannabis and excise taxes. Entity-wide Adjusted EBITDA (Non-GAAP) follows our retail performance financial measures.

Retail Gross Margin (Non-GAAP)

	Fiscal Quarter Ended
	June 25,	March 26,
	2022	2022	$ Change	% Change
Gross Profit	$17.2	$17.2	$-	-
Gross Margin Rate	52%	49%	3%	6%

Cultivation & Wholesale Revenue	(1.1)	(1.3)	0.2	(15)%
Cultivation & Wholesale Cost of Goods Sold	(1.1)	(1.0)	(0.1)	10%
Non-Retail Gross Margin	-	0.3	(0.3)	(100)%

Retail Gross Margin (Non-GAAP)	$17.2	$16.9	$0.3	2%
Retail Gross Margin Rate (Non-GAAP)	53%	50%	4%	7%

Retail Adjusted EBITDA Margin (Non-GAAP)

	Fiscal Quarter Ended
	June 25,	March 26,
	2022	2022	$ Change	% Change
Net Loss	$(101.2)	$(30.0)	$(71.2)	237%
Net Loss from Discontinued Operations, Net of Taxes	14.8	10.6	4.2	40%
Provision for Income Tax Benefit	(21.5)	-	(21.5)	–
Other Expense (Income)	4.5	(0.6)	5.1	(850)%
Excluded Items (1)	92.2	5.1	87.1	1,708%
Loss from Operations Before Excluded Items	(11.2)	(14.9)	3.7	(25)%

Non-Retail Gross Margin	-	0.3	(0.3)	(100)%
Non-Retail Operating Expenses (2)	(15.1)	(20.4)	5.3	(26)%
Non-Retail EBITDA Margin	(15.1)	(20.1)	5.0	(25)%

Retail Adjusted EBITDA Margin (Non-GAAP)	$3.9	$5.2	$1.3	(25)%
Retail Adjusted EBITDA Margin Rate (Non-GAAP)	12%	15%	(3)%	(21)%

(1)	Items adjusted from Net Loss for the fiscal quarters ended June 25, 2022 and March 26, 2022 include impairment expense of $93.2 million and $8.2 million, respectively, other operating income of $2.1 million and $3.1 million, respectively, and a one-time adjustment related to inventory recorded in the fourth quarter.

(2)	Non-retail operating expenses is comprised of the following items:

	Fiscal Quarter Ended
	June 25,	March 26,
	2022	2022	$ Change	% Change
Cultivation & Wholesale	$0.7	$0.3	$0.4	133%
Corporate SG&A	6.7	9.3	(2.6)	(28)%
Depreciation & Amortization	6.3	5.5	0.8	15%
Other (3)	1.4	5.3	(3.9)	(74)%
Non-Retail Operating Expenses	15.1	20.4	(5.3)	(26)%

Direct Store Operating Expenses (4)	10.8	11.8	(1.0)	(8)%
Excluded Items (1)	92.2	5.1	87.1	1,708%
Total Expenses	$118.1	$37.3	$80.8	217%

(3)	Other non-retail operating expenses excluded from Retail Adjusted EBITDA Margin (Non-GAAP) for the fiscal quarters ended June 25, 2022 and March 26, 2022 primarily consist of transaction costs and restructuring costs of $0.2 million and $2.4 million, respectively, and share-based compensation of $0.9 million and $1.6 million, respectively, as commonly excluded from Adjusted EBITDA from Continuing Operations (Non-GAAP). Refer to “Reconciliations of Non-GAAP Financial Measures” below.

(4)	For the fiscal quarters ended June 25, 2022 and March 26, 2022, direct store operating expenses include, but are not limited to, rent, utilities, payroll and payroll related expenses, employee benefits, security local cannabis and excise taxes, and distribution expenses, totaling $10.8 million and $11.8 million, respectively.

The non-GAAP retail performance measures demonstrate the Company’s four-wall margins which reflect the sales of the Company’s retail operations relative to the direct costs required to operate such dispensaries. Retail revenue is related to net sales from the Company’s stores, excluding non-retail revenue, such as cultivation and manufacturing revenue. Similarly, retail cost of goods sold and direct store operating expenses are directly related to the Company’s retail operations. Non-Retail Revenue includes revenue from third-party wholesale sales. Non-Retail Cost of Goods Sold includes costs directly related to third-party wholesale sales produced by the Company’s cultivation and production facilities, such as packaging, materials, payroll, rent, utilities, security, etc. While third-party sales were not significant for the fiscal quarter ended June 25, 2022, Non-Retail Cost of Goods Sold related to cultivation and wholesale operations was $1.1 million due to unallocated overages from increased production burn rate. Non-Retail Operating Expenses include ongoing costs related to the Company’s cultivation and wholesale operations, corporate spending, and depreciation and amortization. Non-Retail EBITDA Margin reflects the gross margins of the Company’s cultivation and wholesale operations excluding any related operating expenses. To determine the Company’s four-wall margins, certain costs that do not directly support the Company’s retail function are excluded from Retail Adjusted EBITDA Margin (Non-GAAP).

For the fiscal fourth quarter of 2022, retail revenue was $32.2 million across the Company’s continuing operations in California, Nevada, Arizona, Illinois and Massachusetts. This represents a 5% decrease, or $1.7 million, over the third quarter of 2022 of $33.9 million. While there were multiple reasons for the decrease in retail revenue on a sequential quarter basis, we believe the primary factors were uncertainties and the changes in spending patterns of patients and customers after restrictions related to the COVID-19 pandemic began lifting and increased competition in certain markets.

Retail Gross Margin Rate (Non-GAAP) for the fiscal fourth quarter of 2022 was 53% compared to the fiscal third quarter of 2022 of 50%. The Company had an aggregate Retail Adjusted EBITDA Margin Rate (Non-GAAP) of 12% for the fiscal fourth quarter of 2022 which represents a decrease compared to the 15% realized in the fiscal third quarter of 2022 primarily due to a one-time inventory adjustment recognized during the current period.

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

	Fiscal Quarter Ended
	June 25,	March 26,
($ in Millions)	2022	2022	$ Change	% Change

General and Administrative	$19.1	$25.7	$(6.6)	(26)%
Sales and Marketing	0.6	1.0	(0.4)	(40)%

Consolidated SG&A	19.7	26.7	(7.0)	(26)%

Direct Store Operating Expenses	10.8	11.8	(1.0)	(8)%
Cultivation & Wholesale	0.7	0.3	0.4	133%
Other (1)	1.5	3.9	(2.4)	(62)%
Less: Non-Corporate SG&A	13.0	16.0	(3.0)	(19)%

Corporate SG&A as a Component of Adjusted EBITDA from Continuing Operations (Non-GAAP)	$6.7	$10.7	$(4.0)	(37)%

(1)	Other non-Corporate SG&A for the fiscal quarters ended June 25, 2022 and March 26, 2022 primarily consist of transaction costs and restructuring costs of $0.2 million and $2.4 million, respectively, and share-based compensation of $0.9 million and $1.6 million, respectively, as commonly excluded from Adjusted EBITDA (Non-GAAP). Refer to Item 7 “Retail Performance” and notes therein for further information.

For the fiscal fourth quarter of 2022, Adjusted EBITDA from Continuing Operations (Non-GAAP) includes Corporate SG&A (Non-GAAP) of $6.7 million, representing a decrease of $4.0 million, or 37%, from the $10.7 million that Corporate SG&A (Non-GAAP) contributed to Adjusted EBITDA Loss from Continuing Operations (Non-GAAP) in the fiscal third quarter of 2022. The decrease was primarily attributable to a decrease in pre-opening expenses and a decrease in professional fees compared to the consecutive prior quarter.

Adjusted Net Loss from Continuing Operations (Non-GAAP)

The table below reconciles Net Loss to Adjusted Net Loss from Continuing Operations (Non-GAAP) for the periods indicated.

	Three Months Ended		Year Ended
	June 25,	June 26,	June 25,	June 26,
($ in Millions)	2022	2021	2022	2021

Net Loss	$(101.2)	$(46.1)	$(210.8)	$(157.6)

Less: Net Loss from Discontinued Operations, Net of Taxes	14.8	10.3	45.3	33.3
Add (Deduct) Impact of:
Transaction Costs & Restructuring Costs	0.2	3.0	9.4	10.9
Share-Based Compensation	0.9	1.0	4.8	3.8
Impairment Expense	93.2	-	101.8	2.4
Other Non-Cash Operating Costs (1)	0.7	(0.6)	(35.6)	(12.8)
Income Tax Effects (2)	(12.8)	0.6	(12.7)	8.0

Total Adjustments	82.2	4.0	67.7	12.3

Adjusted Net Loss from Continuing Operations (Non-GAAP)	$(4.2)	$(31.8)	$(97.8)	$(112.0)

Adjusted Net Loss from Continuing Operations (Non-GAAP) represents the profitability of the Company excluding unusual and infrequent expenditures and non-cash operating costs. The change in Adjusted Net Loss from Continuing Operations (Non-GAAP) for the three months ended June 25, 2022 compared June 26, 2021 was primarily due to the increase in provision for income taxes, offset by lower general and administrative expenses. The increase in Adjusted Net Loss from Continuing Operations (Non-GAAP) for the years ended June 25, 2022 compared June 26, 2021 was primarily due to higher provision for income taxes.

EBITDA and Adjusted EBITDA from Continuing Operations (Non-GAAP)

The table below reconciles Net Loss to EBITDA from Continuing Operations (Non-GAAP) and Adjusted EBITDA from Continuing Operations (Non-GAAP) for the periods indicated.

	Three Months Ended		Year Ended
	June 25,	June 26,	June 25,	June 26,
($ in Millions)	2022	2021	2022	2021

Net Loss	$(101.2)	$(46.1)	$(210.8)	$(157.6)

Less: Net Loss from Discontinued Operations, Net of Taxes	14.8	10.3	45.3	33.3
Add (Deduct) Impact of:
Net Interest and Other Financing Costs(3)	4.6	17.9	43.1	52.7
Provision for Income Taxes	(21.5)	(0.3)	(9.9)	1.8
Amortization and Depreciation	7.4	7.0	25.6	28.5

Total Adjustments	(9.5)	24.6	58.8	83.0

EBITDA from Continuing Operations (Non-GAAP)	$(95.9)	$(11.2)	$(106.7)	$(41.3)

Add (Deduct) Impact of:
Transaction Costs & Restructuring Costs	0.2	3.0	9.4	10.9
Share-Based Compensation	0.9	1.0	4.8	3.8
Impairment Expense	93.2	-	101.8	2.4
Other Non-Cash Operating Costs (1)	0.7	(0.6)	(35.6)	(12.8)

Total Adjustments	95.0	3.4	80.4	4.3

Adjusted EBITDA from Continuing Operations (Non-GAAP)	$(0.9)	$(7.8)	$(26.3)	$(37.0)

(1)	Other non-cash operating costs for the periods presented were as follows:

	Three Months Ended		Year Ended
	June 25,	June 26,	June 25,	June 26,
	2022	2021	2022	2021

Change in Fair Value of Derivative Liabilities	$(0.2)	$1.2	$(26.2)	$(0.8)
Gain on Disposal of Assets Held for Sale	-	(1.9)	-	(12.3)
Change in Fair Value of Contingent Consideration	3.6	-	3.3	0.4
(Gain) Loss on Lease Termination	(4.4)	1.7	(4.3)	(16.2)
(Gain) Loss on Extinguishment of Debt	-	(1.4)	(10.3)	16.1
(Gain) Loss from Disposal of Assets	4.6	(0.1)	4.5	0.3
One-Time Inventory Adjustment	(2.5)	-	(2.5)	-
Other Non-Cash Operating Costs	(0.4)	(0.1)	(0.2)	(0.3)

Total Other Non-Cash Operating Costs	$0.7	$(0.6)	$(35.7)	$(12.8)

(2)	Income tax effects to arrive at Adjusted Net Loss from Continuing Operations (Non-GAAP) are related to temporary tax differences in which a future income tax benefit exists, such as changes in fair value of investments, assets held for sale and other assets, changes in fair value of contingent consideration, gain/loss from disposal of assets, and impairment expense. The income tax effect is calculated using the federal statutory rate of 21.0% and statutory rate for the state in which the related asset is held or the transaction occurs, most of which is in California with a statutory rate of 8.84%.

(3)	For the current period, net interest and other financing costs now include accretion of debt discount and loan origination fees of $(1.1) million and $10.7 million for the three months and year ended June 25, 2022, respectively. Prior year amounts of $9.5 million and $21.7 million for the three months and year ended June 26, 2021, respectively, have been reclassified for consistency with the current year presentation. Accretion of debt discount was previously excluded from the reconciliation of Net Loss to EBITDA from Continuing Operations (Non-GAAP) and Adjusted EBITDA from Continuing Operations (Non-GAAP).

EBITDA from Continuing Operations (Non-GAAP) represents the Company’s current operating profitability and ability to generate cash flow and includes significant non-cash operating costs. Net Loss is adjusted for interest and financing costs as a direct result of debt financings, income taxes, and amortization and depreciation expense to arrive at EBITDA from Continuing Operations (Non-GAAP). Considering these adjustments, the Company had EBITDA from Continuing Operations (Non-GAAP) of $(95.9) million and $(106.7) million for the three months and year ended June 25, 2022, respectively, compared $(11.2) million and $(41.3) million for the three months and year ended June 26, 2021, respectively. The change in EBITDA from Continuing Operations (Non-GAAP) was primarily due to the improvement in gross margin and lower operating costs at the cultivation facilities of California and Nevada as a result of the licensing and management agreement which includes lower rents.

For the three months and year ended June 25, 2022, Adjusted EBITDA from Continuing Operations (Non-GAAP) was $(0.9) million and $(26.3) million, respectively, compared to $(7.8) million and $(37.0) million for the three months and year ended June 26, 2021, respectively. The improvement is primarily due to changes in gross profit and general and administrative expenses. The financial performance of the Company is expected to further improve as the Company works towards profitability and coupled with significant deleveraging of its balance sheet, will reposition the Company for growth.

Refer to “Retail Performance” above for reconciliations of Retail Adjusted EBITDA.

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the years ended June 25, 2022 and June 26, 2021:

	Year Ended
	June 25,	June 26,
($ in Millions)	2022	2021	$ Change	% Change

Net Cash Used in Operating Activities	$(62.5)	$(59.4)	$(3.1)	5%
Net Cash (Used in) Provided by Investing Activities	(10.9)	10.9	(21.8)	(200)%
Net Cash Provided by Financing Activities	72.9	50.7	22.2	44%

Net (Decrease) Increase in Cash and Cash Equivalents	(0.5)	2.2	(2.7)	(123)%
Cash Included in Assets Held for Sale	(0.3)	-	(0.3)	100%
Cash and Cash Equivalents, Beginning of Period	11.6	9.3	2.3	25%

Cash and Cash Equivalents, End of Period	$10.8	$11.5	$(0.7)	(6)%

Cash Flow from Operating Activities

Net cash used in operating activities was $62.5 million for the fiscal year ended June 25, 2022, an increase of $3.1 million, or 5%, compared to $59.4 million for the fiscal year ended June 26, 2021. The increase was primarily driven by the increase in net loss from continuing operations as described in “Results of Operations” above.

Cash Flow from Investing Activities

Net cash used in investing activities was $10.9 million for the fiscal year ended June 25, 2022, an increase of $21.8 million, or 200%, compared to $10.9 million provided by investing activities for the year ended June 26, 2021. The prior period included $19.0 million received from proceeds from the sale of assets held for sale compared to none in the current year. In the current period, cash used in investing activities was related to construction for the opening or reopening of retail stores.

Cash Flow from Financing Activities

Net cash provided by financing activities was $72.9 million for the fiscal year ended June 25, 2022, an increase of $22.2 million, or 44%, compared to $50.7 million for the year ended June 26, 2021. The increase in change of net cash provided by financing activities was primarily due to the $95.0 million for the issuance of equity instruments for cash and the $5.0 million from the unsecured promissory note. The increase in debt and equity financings were offset by payments of stock issuance costs of $5.4 million in connection with such capital transactions and a prepayment of our term loans of $20.0 million. On January 31, 2022, the Company’s term loans became due and the Company entered into an agreement with the lender to extend the maturity date until July 31, 2022 with respect to the Senior Secured Term Loan Facility and August 1, 2022 with respect to the incremental term loans. Refer to “Note 16 – Notes Payable” of the Consolidated Financial Statements in Item 8 for further information. The prepayment was in consideration of the due date extension.

Financial Condition and Going Concern

As of June 25, 2022, the Company had cash and cash equivalents of $10.8 million and a working capital deficit of $164.9 million. The Company has incurred losses from continuing operations of $165.5 million and $124.3 million in fiscal year 2022 and 2021, respectively, used cash in continued operating activities of $18.9 million and anticipates that the Company will continue to incur losses until such time as revenues exceed operating costs and we are able to complete our restructuring plan. As of June 25, 2022, the Company is in violation of minimum liquidity covenant of these term loans. The term loans require the Company to maintain $15.0 million minimum cash. On July 31, 2022, these term loans of $97.8 million became due and we were unable to meet this financial obligation and pay the lender, which constitutes an event of default. The moneys owed under our Lender and Landlord Support Agreement which allowed us to defer $22.0 million of rent payment over three years beginning in 2020, will come due in July 2023. On August 22, 2022, the Company completed the sale of its Florida-based assets for $63.0 million and the assumption of certain liabilities that the Company valued at approximately $4.0 million, a reduction of $16.0 million from the originally announced sales price of $83.0 million. The purchase price was less than first negotiated due to factors that include changes in the market values of cannabis assets in Florida and the Company’s desire to close the transaction in a timely manner with a counterparty likely to achieve state regulatory approval. The buyer made a cash payment of $40.0 million at closing and is required to make two additional installment payments of $11.5 million each after the closing. The net proceeds to the Company at closing were $14.5 million, with a $25.0 million payment going to the Company’s secured senior lender. Proceeds of the transaction to the Company will be used to fund operations and pay interest to our secured senior lender while the term loans remain outstanding and in default. The conditions described above raise substantial doubt with respect to the Company’s ability to meet its obligations for at least one year from the issuance of these Consolidated Financial Statements, and therefore, to continue as a going concern.

The Company plans to continue to fund its operations through the implementation of its cost savings plan, and various strategic actions, including the successful negotiations of lower costs of occupancy with our master lease landlord and other landlords, divesture of non-core assets including but not limited to the current asset groups held for sale, New York, as well continuing its on-going revenue strategy of market expansion and retail revenue growth. We also need to obtain an extension or a refinancing of our debt-in-default with the unsecured senior lender. Our annual operating plan for fiscal year 2023 estimates we will be able to manage our ongoing operations. However, our cash needs are significant and not achievable with the current cash flow from operations. If the above strategic actions, for any reason, are inaccessible, it will have a significantly negative effect on the Company’s financial condition. Additionally, we expect to continue to manage the Company’s operating expenses and reduce its projected cash requirements through reduction of its expenses by delaying new store development, permanently or temporarily closing stores that are deemed to be performing below expectations, and/or implementing other restructuring activities. Furthermore, COVID-19 and the impact the global pandemic has had and will continue to have on the broader retail environment could also have a significant impact on the Company’s financial operations.

As of June 25, 2022, the accompanying Consolidated Financial Statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.

The following table summarizes certain aspects of the Company’s financial condition as of June 25, 2022 and June 26, 2021:

	June 25,	June 26,
($ in Millions)	2022	2021	$ Change	% Change

Cash and Cash Equivalents	$10.8	$11.6	$(0.8)	(7)%
Total Current Assets	$161.5	$175.8	$(14.3)	(8)%
Total Assets	$323.2	$472.5	$(149.3)	(32)%
Total Current Liabilities	$326.4	$346.7	$(20.3)	(6)%
Debt, Net of Current Portion	$206.4	$247.3	$(40.9)	(17)%
Total Liabilities	$641.7	$726.1	$(84.4)	(12)%
Total Shareholders’ Equity	$(318.5)	$(253.6)	$(64.9)	26%
Working Capital Deficit	$(164.9)	$(170.8)	$5.9	(3)%

During the fiscal first quarter of 2022, the Company raised $100.0 million in the Private Placement which helped stabilize liquidity and allowed the Company to prioritize new market opportunities and existing operations over near-term balance sheet management. In addition, on August 17, 2021, the Company amended the Convertible Facility wherein the maturity date was extended to August 17, 2028 and any cash interest obligation were eliminated, instead providing for paid-in-kind interest.

The $5.9 million improvement in working capital deficit was primarily related to the $14.2 million in deferred rent costs becoming due in fiscal year 2023, offset by a decrease in the current portion of notes payable. The Company’s working capital will be significantly impacted by continued operations and growth in retail operations, the operationalization of existing licenses, and the continued stewardship of the Company’s financial resources. The ability to fund working capital needs will also be dependent on the Company’s ability to raise additional debt and equity financing and execute cost savings plans.

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

Refer to the Fiscal Year 2022 Highlights in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

Cash Burn Rate

For the fiscal year ended June 25, 2022, the Company’s monthly burn rate, which was calculated as cash spent per month in operating activities, was approximately $5.2 million compared to a monthly burn rate of approximately $5.0 million for the fiscal year ended June 26, 2021. During the fiscal first quarter of 2022, the Company shifted its focus from a turnaround plan that took place during fiscal year 2021, which resulted in a plan for divestiture of non-core assets and lease modifications and turned to a growth plan with new capital to capitalize on further opportunities.

The restructuring of the Convertible Facility and the successful closing of the Private Placement with investors led by SPE during the fiscal first quarter of 2022 stabilized the Company’s liquidity.

As of June 25, 2022, cash generated from ongoing operations may not be sufficient to fund operations and, in particular, to fund the Company’s growth strategy in the short term or long term.

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

Critical Accounting Policies, Significant Judgments and Estimates and Recent Accounting Pronouncements

A detailed description of our critical accounting policies and recent accounting pronouncements are contained in Item 8 of this Form 10-K.

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

Deferred tax assets are recognized to the extent that the Company believe that these assets are more likely than not to be realized. In making such a determination, all available positive and negative evidence are considered, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If it is determined that the Company would be able to realize deferred tax assets in the future in excess of their net recorded amount, an adjustment to the deferred tax asset valuation allowance is recorded, which would reduce the provision for income taxes

Uncertain tax positions are recorded in accordance with ASC Topic 740, “Income Taxes”, on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Right-of-Use Assets and Lease Liabilities

Right-of-use assets are measured at cost, which is calculated as the amount of the initial measurement of lease liability plus any lease payments made at or before the commencement date, any initial direct costs and related restoration costs. The right-of-use assets are depreciated on a straight-line basis over the shorter of the lease term or estimates of economic life. The Company’s lease liability is recognized net of lease incentives receivable. The lease payments are discounted using the interest rate implicit in the lease or, if that rate cannot be determined, the lessee’s incremental borrowing rate. The period over which the lease payments are discounted is the expected lease term, including renewal and termination options that the Company is reasonably certain to exercise. Refer to “Note 2 – Summary of Significant Accounting Policies” of the Consolidated Financial Statements in Item 8.

Assets Held for Sale and Discontinued Operations

Assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell unless the asset held for sale meets the exceptions as denoted by ASC Topic 360, “Property, Plant, and Equipment”. Fair value is the amount obtainable from the sale of the asset in an arm’s length transaction, less the costs of disposal. A component of an entity is identified as operations and cash flows that can be clearly distinguished, operationally and financially, from the rest of the entity. A discontinued operation is a component of an entity that either has been disposed of, or is classified as held for sale.

Down Round Features

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260)” wherein the amendments change the classification of certain equity-linked financial instruments (or embedded features) with down round features. For freestanding equity-classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings Per Share” to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. For freestanding equity-classified financial instruments, the value of the effect of the down round feature is measured as the difference in fair value of the financial instrument without the down round feature with a strike price corresponding to the stated strike price versus the reduced strike price upon the down round feature being triggered. The fair value is measured in accordance with the measurement guidance in ASC Topic 820, “Fair Value Measurement” in which the Company utilizes the Black-Scholes pricing model. Convertible instruments with embedded conversion options that have down round features are subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). During the fiscal year ended June 26, 2021, a down round feature present in the Convertible Facility and the 2020 Term Loan was triggered. Refer to “Note 16 – Notes Payable” and “Note 17 – Senior Secured Convertible Credit Facility” of the Consolidated Financial Statements in Item 8.

Allocation of Interest to Discontinued Operations

Under ASC Subtopic 205-20 “Presentation of Financial Statements - Discontinued Operations”, interest on debt that is to be assumed by the buyer and interest on debt that is required to be repaid as a result of a disposal transaction is allocated to discontinued operations. The amount of interest expense reclassified to discontinued operations is directly related to the amount of debt that will be repaid with funds received from the sale of discontinued operations. Refer to “Note 28 – Discontinued Operations” of the Consolidated Financial Statements in Item 8. The Company elected not to reclassify other interest expenses which are not directly attributable to discontinued operations as permitted under ASC Subtopic 205-20.

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

MEDMEN ENTERPRISES INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of MedMen Enterprises Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MedMen Enterprises Inc. (the “Company”) as of June 25, 2022 and June 26, 2021, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended June 25, 2022, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 25, 2022 and June 26, 2021, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended June 25, 2022, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, is in violation of various debt covenants and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Chartered Professional Accountants

We have served as the Company’s auditor since 2018.

Calgary, Canada

September 8, 2022

MEDMEN ENTERPRISES INC.

Consolidated Balance Sheets

As of June 25, 2022 and June 26, 2021

(Amounts Expressed in United States Dollars, Except for Share Data)

	2022	2021
ASSETS

Current Assets:
Cash and Cash Equivalents	$10,795,999	$11,575,138
Restricted Cash	-	730
Accounts Receivable and Prepaid Expenses	7,539,767	7,618,174
Inventory	10,010,731	16,014,431
Current Assets Held for Sale	123,158,751	132,763,631
Other Current Assets	9,990,992	7,869,974

Total Current Assets	161,496,240	175,842,078

Operating Lease Right-of-Use Assets	47,649,270	61,801,327
Property and Equipment, Net	64,107,792	107,059,485
Intangible Assets, Net	35,746,114	83,438,199
Goodwill	9,810,049	32,900,457
Other Assets	4,414,219	11,422,144

TOTAL ASSETS	$323,223,684	$472,463,690

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Current Liabilities:
Accounts Payable and Accrued Liabilities	$38,905,818	$45,264,815
Income Taxes Payable	58,646,291	61,301,044
Other Current Liabilities	16,704,283	17,088,693
Derivative Liabilities	6,749,563	6,935,520
Current Portion of Operating Lease Liabilities	17,750,863	8,073,692
Current Portion of Finance Lease Liabilities	4,061,273	205,595
Current Portion of Notes Payable	97,003,922	103,496,394
Current Liabilities Held for Sale	86,595,102	104,293,656

Total Current Liabilities	326,417,115	346,659,409

Operating Lease Liabilities, Net of Current Portion	44,091,509	62,136,044
Finance Lease Liabilities, Net of Current Portion	26,553,287	29,047,099
Other Non-Current Liabilities	3,082,277	3,648,904
Deferred Tax Liabilities	35,213,671	37,265,526
Senior Secured Convertible Credit Facility	132,005,663	170,821,393
Notes Payable, Net of Current Portion	74,372,898	76,518,934

TOTAL LIABILITIES	641,736,420	726,097,309

SHAREHOLDERS’ EQUITY:
Preferred Shares (no par value, unlimited shares authorized and no shares issued and outstanding)	-	-
Subordinate Voting Shares (no par value, unlimited shares authorized, 1,301,423,950 and 726,866,374 shares issued and outstanding as of June 25, 2022 and June 26, 2021, respectively)	-	-
Additional Paid-In Capital	1,057,228,873	908,992,686
Accumulated Deficit	(905,420,836)	(717,232,706)

Total Equity Attributable to Shareholders of MedMen Enterprises Inc.	151,808,037	191,759,980
Non-Controlling Interest	(470,320,773)	(445,393,599)

TOTAL SHAREHOLDERS’ EQUITY	(318,512,736)	(253,633,619)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$323,223,684	$472,463,690

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDMEN ENTERPRISES INC.

Consolidated Statements of Operations

Fiscal Years Ended June 25, 2022 and June 26, 2021

(Amounts Expressed in United States Dollars, Except for Share Data)

	2022	2021
Revenue	$140,811,689	$132,247,342
Cost of Goods Sold	71,084,231	71,519,702

Gross Profit	69,727,458	60,727,640

Expenses:
General and Administrative	108,724,757	109,176,634
Sales and Marketing	3,205,697	1,006,079
Depreciation and Amortization	24,057,830	26,305,707
Realized and Unrealized Changes in Fair Value of Contingent Consideration	3,304,685	390,727
Impairment Expense	101,799,182	2,363,272
Other Operating Income	(2,432,795)	(23,422,243)

Total Expenses	238,659,374	115,820,176

Loss from Operations	(168,931,916)	(55,092,536)

Other Expense (Income):
Interest Expense	32,383,954	31,069,011
Interest Income	(91,594)	(649,230)
Accretion of Debt Discount and Loan Origination Fees	10,688,872	21,680,282
Change in Fair Value of Derivatives	(26,187,075)	(838,767)
Loss on Extinguishment of Debt	(10,274,932)	16,142,113

Total Other Expense	6,519,225	67,403,409

Loss from Continuing Operations Before Provision for Income Taxes	(175,451,141)	(122,495,945)
Provision for Income Tax (Benefit) Expense	9,896,186	(1,834,188)

Net Loss from Continuing Operations	(165,554,955)	(124,330,133)
Net Loss from Discontinued Operations, Net of Taxes	(45,338,954)	(33,267,626)

Net Loss	(210,893,909)	(157,597,759)

Net Loss Attributable to Non-Controlling Interest	(15,707,304)	(33,452,234)

Net Loss Attributable to Shareholders of MedMen Enterprises Inc.	$(195,186,605)	$(124,145,525)

Loss Per Share - Basic and Diluted:
From Continuing Operations Attributable to Shareholders of MedMen Enterprises Inc.	$(0.13)	$(0.18)

From Discontinued Operations Attributable to Shareholders of MedMen Enterprises Inc.	$(0.04)	$(0.06)

Weighted-Average Shares Outstanding - Basic and Diluted	1,153,538,255	530,980,011

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDMEN ENTERPRISES INC.

Consolidated Statements of Changes in Shareholders’ Equity

Fiscal Year Ended June 25, 2022

(Amounts Expressed in United States Dollars, Except for Share Data)

	Units	$ Amount			TOTAL EQUITY ATTRIBUTABLE
	Subordinate Voting Shares	Subordinate Voting Shares	Additional Paid-In Capital	Accumulated Deficit	TO SHAREHOLDERS OF MEDMEN	Non- Controlling Interest	TOTAL SHAREHOLDERS’ EQUITY
BALANCE AS OF JUNE 26, 2021	726,866,374	$-	$908,992,686	$(717,232,706)	$191,759,980	$(445,393,599)	$(253,633,619)

Net Loss	-	-	-	(195,186,605)	(195,186,605)	(15,707,304)	(210,893,909)

Controlling Interest Equity Transactions
Shares Issued for Cash, Net of Fees	406,249,973	-	73,393,745	-	73,393,745	-	73,393,745
Shares Issued to Settle Debt and Accrued Interest	43,331,119	-	6,570,000	-	6,570,000	-	6,570,000
Shares Issued to Settle Accounts Payable and Liabilities	45,874,448	-	7,234,164	-	7,234,164	-	7,234,164
Issuance of Top-Up Warrants	-	-	4,498,882	-	4,498,882	-	4,498,882
Equity Component of Debt - New and Amended	8,021,593	-	42,392,351	-	42,392,351	-	42,392,351
Redemption of MedMen Corp Redeemable Shares	30,146,495	-	3,323,614	6,998,475	10,322,089	(10,322,089)	-
Shares Issued for Vested Restricted Stock Units and Cashless Exercise of Options	11,894,834	-	-	-	-	-	-
Shares Issued for Exercise of Warrants	8,807,605	-	1,273,679	-	1,273,679	-	1,273,679
Shares Issued for Conversion of Debt	16,014,665	-	2,371,100	-	2,371,100	-	2,371,100
Stock Grants for Compensation	4,216,844	-	1,828,153	-	1,828,153	-	1,828,153
Deferred Tax Impact on Conversion Feature	-	-	3,025,797	-	3,025,797		3,025,797
Share-Based Compensation	-	-	2,324,702	-	2,324,702	1,102,219	3,426,921

BALANCE AS OF JUNE 25, 2022	1,301,423,950	$-	$1,057,228,873	$(905,420,836)	$151,808,037	$(470,320,773)	$(318,512,736)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDMEN ENTERPRISES INC.

Consolidated Statements of Changes in Shareholders’ Equity

Fiscal Year Ended June 26, 2021

(Amounts Expressed in United States Dollars, Except for Share Data)

	Mezzanine Equity						TOTAL EQUITY
	Units	$ Amount	Units	$ Amount			ATTRIBUTABLE
	Super Voting Shares	Super Voting Shares	Subordinate Voting Shares	Subordinate Voting Shares	Additional Paid-In Capital	Accumulated Deficit	TO SHAREHOLDERS OF MEDMEN	Non- Controlling Interest	TOTAL SHAREHOLDERS’ EQUITY
BALANCE AS OF JUNE 27, 2020	815,295	$82,500	403,907,218	$-	$791,172,613	$(631,365,896)	$159,889,217	$(336,777,697)	$(176,888,480)

Net Loss	-	-	-	-	-	(124,145,525)	(124,145,525)	(33,452,234)	(157,597,759)

Controlling Interest Equity Transactions
Shares Issued for Cash	-	-	89,050,000	-	28,885,912	-	28,885,912	-	28,885,912
Shares Issued to Settle Debt and Lender Fees	-	-	4,305,148	-	2,010,504	-	2,010,504	-	2,010,504
Shares Issued to Settle Accounts Payable and Liabilities	-	-	17,872,181	-	3,610,650	-	3,610,650	-	3,610,650
Equity Component of Debt - New and Amended	-	-	-	-	61,689,375	-	61,689,375	-	61,689,375
Redemption of MedMen Corp Redeemable Shares	-	-	175,140,972	-	33,365,851	44,642,898	78,008,749	(78,008,749)	-
Shares Issued for Vested Restricted Stock Units	-	-	11,658,293	-	1,782,993	-	1,782,993	-	1,782,993
Shares Issued for Exercise of Warrants	-	-	8,807,605	-	1,622,377	-	1,622,377	-	1,622,377
Shares Issued for Conversion of Debt	-	-	16,014,663	-	2,371,782	-	2,371,782	-	2,371,782
Stock Grants for Compensation	-	-	110,294	-	55,163	-	55,163	-	55,163
Deferred Tax Impact on Conversion Feature	-	-	-	-	(20,418,996)	-	(20,418,996)	(1,210,052)	(21,629,048)
Share-Based Compensation	-	-	-	-	3,625,990	-	3,625,990	-	3,625,990
Cancellation of Super Voting Shares	(815,295)	(82,500)	-	-	82,500	-	-	-	-
Deemed Dividend - Down Round Feature of Warrants	-	-	-	-	6,364,183	(6,364,183)	-	-	-
Warrants Issued Pursuant to Private Placements	-	-	-	-	(7,228,211)	-	(7,228,211)	-	(7,228,211)

Non-Controlling Interest Equity Transactions
Equity Component on Debt and Debt Modification	-	-	-	-	-	-	-	4,055,133	4,055,133

BALANCE AS OF JUNE 26, 2021	-	$-	726,866,374	$-	$908,992,686	$(717,232,706)	$191,759,980	$(445,393,599)	$(253,633,619)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDMEN ENTERPRISES INC.

Consolidated Statements of Cash Flows

Fiscal Years Ended June 25, 2022 and June 26, 2021

(Amounts Expressed in United States Dollars)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss from Continuing Operations	$(165,554,955)	$(124,330,133)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Deferred Tax (Recovery)	(13,321,522)	(19,570,524)
Depreciation and Amortization	25,647,687	28,477,521
Non-Cash Operating Lease Costs	16,368,806	18,620,507
Accretion of Debt Discount and Loan Origination Fees	10,688,872	21,680,282
Loss on Disposals of Asset	4,452,376	669,601
Gain on Lease Terminations	(4,250,649)	(16,203,404)
Accretion of Deferred Gain on Sale of Property	(566,631)	(566,629)
Impairment of Assets	101,799,182	2,363,272
Gain on Disposal of Assets Held for Sale	-	(12,338,123)
Realized and Unrealized Changes in Fair Value of Contingent Consideration	3,304,685	390,727
Change in Fair Value of Derivative Liabilities	(26,187,075)	(838,767)
(Gain) Loss on Extinguishment of Debt	(10,274,938)	16,142,220
Share-Based Compensation	5,255,074	5,464,146
Interest Capitalized to Senior Secured Convertible Debt and Notes Payable	26,531,185	36,393,137
Interest Capitalized to Finance Lease Liabilities	1,567,534	-
Changes in Operating Assets and Liabilities:
Accounts Receivable and Prepaid Expenses	(257,330)	(2,093,338)
Inventory	4,613,460	1,960,304
Other Current Assets	(768,934)	2,147,239
Due from Related Party	-	3,109,718
Other Assets	26,612	2,765,640
Accounts Payable and Accrued Liabilities	8,939,776	3,022,559
Interest Payments on Finance Leases	(6,976,492)	(5,898,723)
Cash Payments - Operating Lease Liabilities	(10,035,716)	(16,059,492)
Income Taxes Payable	11,640,711	25,595,390
Other Current Liabilities	(1,584,619)	(1,716,979)

NET CASH USED IN CONTINUED OPERATING ACTIVITIES	(18,942,901)	(30,813,849)

Net Cash Used in Discontinued Operating Activities	(43,586,540)	(28,606,582)

NET CASH USED IN OPERATING ACTIVITIES	(62,529,441)	(59,420,431)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(9,040,193)	(2,687,627)
Additions to Intangible Assets	(616,263)	(1,175,252)
Proceeds from Sale of Assets Held for Sale and Other Assets	-	19,002,185
Restricted Cash	730	299

NET CASH (USED IN) PROVIDED BY CONTINUED INVESTING ACTIVITIES	(9,655,726)	15,139,605

Net Cash Used in Discontinued Investing Activities	(1,218,797)	(4,200,076)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(10,874,523)	10,939,529

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Subordinate Voting Shares for Cash	95,000,000	28,885,912
Payment of Stock Issuance Costs Relating to Private Placement	(5,352,505)	-
Exercise of Warrants for Cash	1,273,679	1,622,377
Payment of Loan Amendment Fee	-	(225,036)
Proceeds from Issuance of Senior Secured Convertible Credit Facility	(2,604,593)	-
Proceeds from Issuance of Senior Secured Convertible Credit Facility	-	14,577,000
Proceeds from Issuance of Notes Payable	5,000,000	15,830,279
Principal Repayments of Notes Payable	(20,215,864)	(742,860)
Principal Repayments of Senior Secured Convertible Credit Facility	-	(8,000,000)
Principal Repayments of Finance Lease Liability	(205,668)	(1,201,609)

NET CASH PROVIDED BY FINANCING ACTIVITIES	72,895,049	50,746,063

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(508,915)	2,265,161
Cash Transferred to Assets Held for Sale	(270,224)	-
Cash and Cash Equivalents, Beginning of Year	11,575,138	9,309,977

CASH AND CASH EQUIVALENTS, END OF YEAR	$10,795,999	$11,575,138

MEDMEN ENTERPRISES INC.

Consolidated Statements of Cash Flows

Fiscal Years Ended June 25, 2022 and June 26, 2021

(Amounts Expressed in United States Dollars)

	2022	2021
SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION
Cash Paid for Interest	$4,342,265	$3,496,914

Non-Cash Investing and Financing Activities:
Net Assets Transferred to Held for Sale	$4,472,039	$6,614,987
Receivable Recorded on Asset Held for Sale	$-	$1,615,600
Lease Terminations and Amendments	$-	$28,163,062
Redemption of MedMen Corp Redeemable Shares	$10,322,089	$78,008,749
Derivative Liability Incurred on Convertible Facility and Equity Financing	$30,500,000	$7,228,211
Conversion of Convertible Debentures	$2,371,100	$2,371,782
Shares Issued to Settle Debt and Lender Fees	$6,570,000	$2,010,504
Shares Issued to Settle Accounts Payable and Liabilities	$7,238,467	$3,610,650
Issuance of Top-Up Warrants	$4,498,882	$-
Equity Component of Debt - New and Amended	$41,388,047	$61,734,380
Release of Investments for Liabilities	$-	$750,000
Accrued Interest Added to Senior Secured Convertible Debt and Notes Payable	$-	$4,614,291
Debt Discount Recognized on Modifications	$1,000,000	$-
Deferred Tax Impact on Conversion Feature	$3,025,797	$21,629,048

The accompanying notes are an integral part of these Consolidated Financial Statements.

MEDMEN ENTERPRISES INC.

Notes to Consolidated Financial Statements

Fiscal Years Ended June 25, 2022 and June 26, 2021

(Amounts Expressed in United States Dollars, Except for Share and Per Share Data)

1.	NATURE OF OPERATIONS

MedMen Enterprises Inc. and its subsidiaries over which the company has control (collectively, “MedMen”, the “Company”, “we” or “us”) is a premier cannabis retailer based in the U.S. with an operational footprint in California, Nevada, Illinois, Arizona, Massachusetts, Florida, and New York. MedMen offers a robust selection of high-quality products, including MedMen-owned brands – MedMen Red and LuxLyte – through its premium retail stores, proprietary delivery service, as well as curbside and in-store pick up. MedMen Buds, an industry-first loyalty program, provides exclusive access to promotions, product drops and content.

As of June 25, 2022, the Company owns 30 store locations across California (13), Nevada (3), Illinois (1), Arizona (1), Massachusetts (1), Florida (7) and New York (4). In December 2021, the Company opened its retail store in Boston’s Fenway Park area, and in March 2022, the Company opened its newest store location on Union Street in San Francisco’s Cow Hollow neighborhood. Beginning on October 1, 2021, the Company no longer operates the cultivation and production facilities in California and Nevada pursuant to its management agreement with an unrelated third party, AFB. In February 2021, the Company entered into an investment agreement to sell a controlling interest in MedMen NY, Inc. and thus classified all assets and liabilities and profit or loss allocable to its operations in the state of New York as discontinued operations. In January 2022, the investment agreement was terminated; however, it continues to meet the accounting criteria for assets held for sale and discontinued operations are shown apart from continuing operations. On February 28, 2022, the Company entered into an agreement to sell MME Florida, LLC, including license, dispensaries, inventory and cultivation operations, and thus classified all assets and liabilities and profit or loss allocable to its operations in the state of Florida as discontinued operations. The sale of the Florida-based assets was completed subsequent to the fiscal year ended June 25, 2022.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying Consolidated Financial Statements have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for annual financial information. The Consolidated Financial Statements include the accounts of MedMen Enterprises, its subsidiaries and variable interest entities (“VIEs”) where the Company is considered the primary beneficiary, if any, after elimination of intercompany accounts and transactions. Investments in entities in which the Company has significant influence, but less than a controlling financial interest, are accounted for using the equity method. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position of the Company as of June 25, 2022 and June 26, 2021, the consolidated results of operations and cash flows for the years ended June 25, 2022 and June 26, 2021 have been included. In accordance with the provisions of FASB ASC Topic 810, “Consolidation” (“ASC Topic 810”), the Company consolidates any VIE, of which the Company is the primary beneficiary.

Fiscal Year-End

The Company’s fiscal year is a 52/53-week year ending on the last Saturday in June. In a 52-week fiscal year, each of the Company’s quarterly periods will comprise 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. The Company’s first 53-week fiscal year will occur in fiscal year 2023. The Company’s fiscal years ended June 25, 2022 and June 26, 2021 included 52 weeks.

Going Concern

As of June 25, 2022, the Company had cash and cash equivalents of $10.8 million and a working capital deficit of $164.9 million. The Company has incurred losses from continuing operations of $165.5 million and $124.3 million in fiscal year 2022 and 2021, respectively, used cash in continued operating activities of $18.9 million and anticipates that the Company will continue to incur losses until such time as revenues exceed operating costs and the Company is able to complete its restructuring plan. As of June 25, 2022, the Company is in violation of minimum liquidity covenant of its term loans. The term loans require the Company to maintain $15.0 million minimum cash. On July 31, 2022, these term loans of $97.8 million became due and the Company was unable to meet this financial obligation and pay the lender, which constitutes an event of default. The moneys owed under its Lender and Landlord Support Agreement which allowed the Company to defer $22.0 million of rent payment over three years beginning in 2020, will come due in July 2023. On August 22, 2022, the Company completed the sale of its Florida-based assets for $63.0 million and the assumption of certain liabilities that the Company valued at approximately $4.0 million, a reduction of $16.0 million from the originally announced sales price of $83.0 million. The purchase price was less than first negotiated due to factors that include changes in the market values of cannabis assets in Florida and the Company’s desire to close the transaction in a timely manner with a counterparty likely to achieve state regulatory approval. The buyer made a cash payment of $40.0 million at closing and is required to make two additional installment payments of $11.5 million each after the closing. The net proceeds to the Company at closing were $14.5 million, with a $25.0 million payment going to the Company’s secured senior lender. Proceeds of the transaction to the Company will be used to fund operations and pay interest to its secured senior lender while the term loans remain outstanding and in default. The conditions described above raise substantial doubt with respect to the Company’s ability to meet its obligations for at least one year from the issuance of these Consolidated Financial Statements, and therefore, to continue as a going concern.

The Company plans to continue to fund its operations through the implementation of its cost savings plan, and various strategic actions, including the successful negotiations of lower costs of occupancy with its master lease landlord and other landlords, divesture of non-core assets including but not limited to the current asset groups held for sale, New York, as well continuing its on-going revenue strategy of market expansion and retail revenue growth. The Company also needs to obtain an extension or a refinancing of its debt-in-default with the unsecured senior lender. The annual operating plan for fiscal year 2023 estimates the Company will be able to manage ongoing operations. However, its cash needs are significant and not achievable with the current cash flow from operations. If the above strategic actions, for any reason, are inaccessible, it will have a significantly negative effect on the Company’s financial condition. Additionally, management expects to continue to manage the Company’s operating expenses and reduce its projected cash requirements through reduction of its expenses by delaying new store development, permanently or temporarily closing stores that are deemed to be performing below expectations, and/or implementing other restructuring activities. Furthermore, COVID-19 and the impact the global pandemic has had and will continue to have on the broader retail environment could also have a significant impact on the Company’s financial operations.

As of June 25, 2022, the accompanying Consolidated Financial Statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

COVID-19

The COVID-19 pandemic has promoted various recommendations and safety measures from governmental authorities to try and limit the pandemic. The response of governmental authorities continues having a significant impact on the private sector and individuals, including unprecedented business, employment and economic disruptions. During the current reporting period, aspects of the Company’s business continue to be affected by the COVID-19 pandemic, with the Company’s retail stores operating within local rules and regulations. While the ultimate severity of the outbreak and its impact on the economic environment remains uncertain, the Company is monitoring this closely. In the event that the Company were to experience widespread transmission of the virus at one or more of the Company’s store or other facilities, the Company could suffer reputational harm or other potential liability. Further, the Company’s business operations may be materially and adversely affected if a significant number of the Company’s employees are impacted by the virus.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Balance Sheet and Consolidated Statements of Cash Flows for year ended June 26, 2021 to reclassify Due to Related Party.

Under ASC Subtopic 205-20, “Presentation of Financial Statements - Discontinued Operations” (“ASC Subtopic 205-20”), a component of an entity that is classified as discontinued operations is presented separately from continuing operations in the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for all periods presented. All assets and liabilities related to such discontinued operations are classified as held for sale and presented separately in the Consolidated Balance Sheets for all periods presented. Accordingly, the presentation of prior period balances may not agree to prior issued financial statements.

During the fiscal third quarter ended March 26, 2022, the Company classified its operations in the state of Florida as discontinued operations. Consequently, assets and liabilities allocable to the operations within the state of Florida were reclassified as held for sale in the Consolidated Balance Sheets as of June 26, 2021. All revenue and expenses relating to the Florida operations are presented separately from continuing operations in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the year ended June 26, 2021.

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

Consolidation of Variable Interest Entities (“VIE”)

ASC Topic 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. To determine whether or not a variable interest the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of the Company’s involvement with the VIE. The equity method of accounting is applied to entities in which the Company is not the primary beneficiary or the entity is not a VIE and the Company does not have effective control, but can exercise influence over the entity with respect to its operations and major decisions. The Company does not consolidate a VIE in which it is not considered the primary beneficiary. The Company evaluates its relationships with all the VIEs on an ongoing basis to reassess if it continues to be the primary beneficiary.

The following are the Company’s VIE that are included in these Consolidated Financial Statements as of and for the fiscal years ended June 25, 2022 and June 26, 2021:

				Ownership
Entity		Location	Purpose	2022	2021
Nature’s Cure, Inc.	(1) (3)	Los Angeles - LAX Airport	Dispensary	0%	0%
LAX Fund II Group, LLC	(1) (4)			0%	0%
Venice Caregiver Foundation, Inc.	(2) (3)	Venice Beach - Abbot Kinney	Dispensary	0%	0%

(1)	Nature’s Cure, Inc. is wholly-owned by MedMen Opportunity Fund II, LP, a related party, and under control of the Company through a management agreement. The Company does not hold any ownership interests in the entity.
(2)	Venice Caregivers Foundation, Inc. is wholly-owned by MedMen Opportunity Fund II, LP, a related party, and under control of the Company through a management agreement. The Company does not hold any ownership interests in the entity.
(3)	California Corporation
(4)	California Limited Liability Company

Basis of Consolidation

These Consolidated Financial Statements as of and for the years ended June 25, 2022 and June 26, 2021 include the accounts of the Company, its wholly-owned subsidiaries and entities over which the Company has control as defined in ASC Topic 810. Subsidiaries over which the Company has control are fully consolidated from the date control commences until the date control ceases. Control exists when the Company has ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity. In assessing control, potential voting rights that are currently exercisable are taken into account.

The following are the Company’s subsidiaries over which the Company has control that are included in these Consolidated Financial Statements as of and for the years ended June 25, 2022 and June 26, 2021:

Corporate Entities

				Ownership
Entity		Location	Purpose	2022	2021
MM CAN USA, Inc.	(1)	California	Manager of MM Enterprises USA, LLC	100%	100%
MM Enterprises USA, LLC	(4)	Delaware	Operating Entity	100%	100%

Management Entities

				Ownership
Subsidiaries		Location	Purpose	2022	2021
LCR SLP, LLC	(4)	Delaware	Holding Company	100%	100%

The following are MM Enterprises USA’s wholly-owned subsidiaries and entities over which the Company has control that are included in these Consolidated Financial Statements as of and for the fiscal years ended June 25, 2022 and June 26, 2021:

Retail Entities

				Ownership
Subsidiaries		Location	Purpose	2022	2021
Manlin I, LLC	(2)	Los Angeles - West Hollywood	Payroll	100%	100%
Farmacy Collective	(3)	Los Angeles - West Hollywood	Dispensary	100%	100%
The Source Santa Ana	(2)	Orange County - Santa Ana	Dispensary	100%	100%
SA Fund Group RT, LLC		Orange County - Santa Ana	Payroll	100%	100%
MME CYON Retail, Inc.	(1)	Los Angeles - Beverly Hills	Dispensary	100%	100%
BH Fund II Group, LLC	(2)	Los Angeles - Beverly Hills	Payroll	100%	100%
MMOF Downtown Collective, LLC	(2)	Los Angeles - Downtown	Holding Company	100%	100%
Advanced Patients’ Collective	(1)	Los Angeles - Downtown	Dispensary/ Distribution	100%	100%
DT Fund II Group, LLC	(1)		Payroll	100%	100%
MMOF San Diego Retail, Inc.	(2)	San Diego - Kearny Mesa	Dispensary	100%	100%
San Diego Retail Group II, LLC	(1)	San Diego - Kearny Mesa	Payroll	100%	100%
MMOF Venice, LLC	(2)	Venice Beach - Lincoln Blvd.	Holding Company	100%	100%
The Compassion Network, LLC	(1)	Venice Beach - Lincoln Blvd.	Dispensary	100%	100%
MMOF SM, LLC	(2)	Santa Monica	Dispensary	100%	100%
MMOF Santa Monica, Inc.	(1)			100%	100%
MMOF Fremont, LLC	(6)	Las Vegas - Downtown Arts District	Holding Company	100%	100%
MMOF Fremont Retail, Inc.	(5)	Las Vegas - Downtown Arts District	Dispensary	100%	100%
MME Union Retail, LLC	(2)	San Francisco	Dispensary	60%	60%
MME Sutter Retail, LLC	(1)	San Francisco	Dispensary	60%	60%
MMOF Vegas, LLC	(6)	Las Vegas - North Las Vegas	Holding Company	100%	100%
MMOF Vegas Retail, Inc.	(5)	Las Vegas - North Las Vegas	Dispensary	100%	100%
MMOF Vegas 2, LLC	(6)	Las Vegas - Cannacopia	Holding Company	100%	100%
MMOF Vegas Retail 2, Inc.	(5)	Las Vegas - Cannacopia	Dispensary	100%	100%
MME VMS, LLC	(3)	San Jose	Payroll	100%	100%
Viktoriya’s Medical Supplies, LLC	(3)	San Jose	Dispensary	100%	100%
Project Compassion Venture, LLC	(4)	New York (Manhattan / Syracuse / Lake Success / Buffalo / Utica)	Holding Company	100%	100%
Project Compassion Capital, LLC	(4)	New York (Manhattan / Syracuse / Lake Success / Buffalo / Utica)	Holding Company	100%	100%
Project Compassion NY, LLC	(4)	New York (Manhattan / Syracuse / Lake Success / Buffalo / Utica)	Holding Company	100%	100%
MedMen NY, Inc.	(7)	New York (Manhattan / Syracuse / Lake Success / Buffalo / Utica)	Dispensary / Cultivation / Manufacturing	100%	100%
MME IL Group LLC	(11)	Oak Park, Illinois	Payroll	100%	100%
Future Transactions Holdings, LLC	(11)	Oak Park, Illinois	Dispensary	100%	100%
MME Sorrento Valley, LLC	(2)	San Diego – Sorrento Valley	Dispensary	100%	100%
Sure Felt, LLC	(2)	San Diego – Sorrento Valley	Dispensary	100%	100%
Rochambeau, Inc.	(1)	Emeryville, California	Dispensary	100%	100%
MME AZ Group, LLC	(9)	Mesa, Arizona	Payroll	100%	100%
EBA Holdings, Inc.	(10)	Scottsdale and Mesa, Arizona	Dispensary / Cultivation / Manufacturing	100%	100%
MattnJeremy, Inc.	(1)	Long Beach, California	Dispensary	100%	100%
MME 1001 North Retail, LLC	(11)	Chicago, Illinois	Dispensary	100%	100%
MME Evanston Retail, LLC	(11) (14)	Evanston, Illinois	Dispensary	0%	100%
MME Morton Grove Retail, LLC	(11)	Morton Grove, Illinois	Dispensary	100%	100%
MedMen Boston, LLC	(12)	Boston, Massachusetts	Dispensary	90%	90%
MedMen Newton Retail, LLC	(12)	Newton, Massachusetts	Dispensary	90%	90%

Cultivation Entities

				Ownership
Subsidiaries		Location	Purpose	2022	2021
Project Mustang Development, LLC	(6) (13)	Northern Nevada	Cultivation and Production Facility	100%	100%
MMNV2 Holdings I, LLC	(6)			100%	100%
Manlin DHS Development, LLC	(6) (13)	Desert Hot Springs, California	Cultivation and Production Facility	100%	100%
Desert Hot Springs Green Horizon, Inc.	(3)			100%	100%
Project Compassion Venture, LLC	(4)	Utica, New York	Cultivation and Production Facility	100%	100%
EBA Holdings, Inc.	(10)	Mesa, Arizona	Cultivation and Production Facility	100%	100%
MME Florida, LLC	(8)	Eustis, Florida	Cultivation and Production Facility	100%	100%

(1)	California Corporation
(2)	California Limited Liability Company
(3)	California Non-Profit Corporation
(4)	Delaware Limited Liability Company
(5)	Nevada Corporation
(6)	Nevada Limited Liability Company
(7)	New York Corporation
(8)	Florida Limited Liability Company
(9)	Arizona Limited Liability Company
(10)	Arizona Corporation
(11)	Illinois Limited Liability Company
(12)	Massachusetts Limited Liability Company
(13)	During the fiscal second quarter of 2022, the Company effectuated the Management Agreement with an unrelated third party and no longer has a controlling financial interest in previously consolidated entities, Manlin DHS Development, LLC (“DHS”) and Project Mustang Development, LLC (“Mustang”), and therefore these entities are no longer included in the Company’s financial statements. The deconsolidation did not have a material impact on the Consolidated Financial Statements.
(14)	On August 10, 2020, all operational control and risk of loss was transferred and Evanston operates through a consulting agreement. See “Note 7 – Assets Held for Sale” for further information.

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

Inventory

Inventory is comprised of raw materials, finished goods and work-in-process such as pre-harvested cannabis plants and by-products to be extracted. The costs of growing cannabis, including but not limited to labor, utilities, nutrition and supplies, are capitalized into inventory until the time of harvest. All direct and indirect costs related to inventory are capitalized when incurred, and subsequently recorded to cost of goods sold in the Consolidated Statements of Operations at the time the inventory is sold. Work-in-process is stated at the lower of cost or net realizable value, determined using the weighted average cost. Raw materials and finished goods inventory are stated at the lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method of accounting. Net realizable value is determined as the estimated selling price in the ordinary course of business less estimated costs to sell. The Company periodically reviews physical inventory for excess, obsolete, and potentially impaired items and reserves. The Company reviews inventory for obsolete, redundant and slow-moving goods and any such inventory is written down to net realizable value. Packaging and supplies are initially valued at cost. The reserve estimate for excess and obsolete inventory is based on expected future use. The reserve estimates have historically been consistent with actual experience as evidenced by actual sale or disposal of the goods. As of June 25, 2022 and June 26, 2021, the Company determined that no reserve was necessary.

Investments

Long-term investments are recorded in Other Assets and related to investments in equity and debt securities of entities over which the Company does not have a controlling financial interest or significant influence and are accounted for at fair value in accordance with ASC Topic 321, “Investments—Equity Securities” (“ASC Topic 321”), as well as investments and joint ventures in which the Company can exert significant influence but does not control.

Equity investments without readily determinable fair values (which are classified as Level 3 investments in the fair value hierarchy) are measured at cost with adjustments for observable changes in price or impairments (referred to as the “measurement alternative”). In applying the measurement alternative, the Company performs a qualitative assessment on a quarterly basis and recognizes an impairment if there are sufficient indicators that the fair value of the equity investments is less than carrying values. Changes in value are recorded in Other Expense (Income) in the Consolidated Statement of Operations.

Equity Method and Joint Venture Investments

The Company accounts for investments in which it can exert significant influence but does not control as equity method investments in accordance with ASC Topic 323, “Investments—Equity Method and Joint Ventures” (“ASC Topic 323”). In accordance with ASC Topic 825, “Financial Instruments” (“ASC Topic 825”), the fair value option to measure eligible items at fair value on an instrument-by-instrument basis can be applied. Joint ventures are joint arrangements whereby the parties that have joint control of the arrangement have rights to the net assets of the arrangement. Investments in joint ventures are accounted for under the equity method. These investments are recorded at the amount of the Company’s investment and adjusted each period for the Company’s share of the investee’s income or loss, and dividends paid.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation and impairment losses, if any. Depreciation is calculated on a straight-line basis over the estimated useful life of the asset using the following terms and methods:

Land	Not Depreciated
Buildings	39 Years
Right of Use Assets	Shorter of Lease Term or Economic Life
Furniture and Fixtures	3 – 7 Years
Leasehold Improvements	Shorter of Lease Term or Economic Life
Equipment and Software	3 – 7 Years
Construction in Progress	Not Depreciated

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

In accordance with ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC Topic 350”), costs of internally developing, maintaining or restoring intangible assets are expensed as incurred. Inversely, costs are capitalized when certain criteria are met through the point at which the intangible asset is substantially complete and ready for its intended use.

Goodwill

Goodwill is measured as the excess of consideration transferred and the net of the acquisition date fair value of assets acquired, and liabilities assumed in a business acquisition. In accordance with ASC Topic 350, goodwill and other intangible assets with indefinite lives are not subject to amortization. The Company reviews goodwill and other intangible assets allocated to each of the Company’s reporting units for impairment on an annual basis as of year-end or whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The carrying amount of each reporting unit is determined based upon the assignment of the Company’s assets and liabilities, including existing goodwill, to the identified reporting units. Where an acquisition benefits only one reporting unit, the Company allocates, as of the acquisition date, all goodwill for that acquisition to the reporting unit that will benefit. The Company has seven reporting units which are the geographic states in which it operates. In order to determine if goodwill is impaired, the Company measures the impairment of goodwill by comparing a reporting unit’s carrying amount to the estimated fair value of the reporting unit. If the carrying amount of a reporting unit is in excess of its fair value, the Company recognizes an impairment charge equal to the amount in excess. A goodwill impairment loss associated with a discontinued operation is included within the results of discontinued operations.

Impairment of Long-Lived Assets

For purposes of the impairment test, long-lived assets such as property, plant and equipment and definite-lived intangible assets are grouped with other assets and liabilities at the lowest level for which identifiable independent cash flows are available (“asset group”). In accordance with ASC Topic 360, “Property, Plant, and Equipment” (“ASC Topic 360”), the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In order to determine if assets have been impaired, the impairment test is a two-step approach wherein the recoverability test is performed first to determine whether the long-lived asset is recoverable. The recoverability test (Step 1) compares the carrying amount of the asset to the sum of its future undiscounted cash flows using entity-specific assumptions generated through the asset’s use and eventual disposition. If the carrying amount of the asset is less than the cash flows, the asset is recoverable and an impairment is not recorded. If the carrying amount of the asset is greater than the cash flows, the asset is not recoverable and an impairment loss calculation (Step 2) is required. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying value of the asset group. Fair value can be determined using a market approach, income approach or cost approach. The cash flow projection and fair value represents management’s best estimate, using appropriate and customary assumptions, projections and methodologies, at the date of evaluation. The reversal of impairment losses is prohibited.

Leased Assets

The Company leases land, buildings, equipment and other capital assets which it plans to use for corporate purposes and the production and sale of cannabis products. The majority of the Company’s leases are operating leases for its company-operated retail store locations. The Company also leases cultivation facilities, distribution center and office space for corporate administrative purpose. In accordance with ASU 2016-02, “Leases (Topic 842)” (“ASC Topic 842”), the Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and accrued obligations under operating lease (current and non-current) liabilities in the Consolidated Balance Sheets. Finance lease ROU assets are included in property and equipment, net and accrued obligations under finance lease (current and non-current) liabilities in the Consolidated Balance Sheets. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets and are expensed in the Consolidated Statements of Operations on the straight-line basis over the lease term.

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

The Company applies judgment in determining whether a contract contains a lease and if a lease is classified as an operating lease or a finance lease. The Company applies judgement in determining the lease term as the non-cancellable term of the lease, which may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. All relevant factors that create an economic incentive for it to exercise either the renewal or termination are considered. The Company reassesses the lease term if there is a significant event or change in circumstances that is within its control and affects its ability to exercise or not to exercise the option to renew or to terminate. The Company applies judgment in allocating the consideration in a contract between lease and non-lease components. It considers whether the Company can benefit from the ROU asset either on its own or together with other resources and whether the asset is highly dependent on or highly interrelated with another ROU asset.

The Company also applies judgement in determining the incremental borrowing rate using estimates which are based on the information available at commencement date and determines the present value of lease payments if the implicit rate is unavailable. In accordance with ASC Topic 842, the Company initially measures the ROU asset at cost, which is primarily comprised of the initial amount of the lease liability, plus initial direct costs and lease payments at or before the commencement date, less any lease incentives received. The lease liability is initially measured at the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company utilizes its secured borrowing rate. Measurement of the lease payments are comprised using 1) fixed lease payments less any incentives; 2) variable lease payments that depend on an index or rate, initially measured using the index or rate at the commencement date; 3) the amount expected to be payable by the lessee under residual value guarantees; 4) the exercise of purchase options, if the lessee is reasonably certain to exercise the options; 5) payments of penalties for early termination of a lease unless the Company is reasonably certain not to terminate early.

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

If a sale and leaseback transaction was accounted for as a sale and leaseback under ASC Topic 840, then the entity continues recognizing any deferred gain or loss under ASC Topic 842. Sale and leaseback transactions are assessed to determine whether a sale has occurred under ASC Topic 606, “Revenue from Contracts with Customers” (“ASC Topic 606”). If a sale is determined not to have occurred, the underlying “sold” assets are not derecognized and a financing liability is established in the amount of cash received. At such time that the lease expires, the assets are then derecognized along with the financing liability, with a gain recognized on disposal for the difference between the two amounts, if any. ROU assets and lease liabilities are recognized on the Company’s Consolidated Balance Sheets and reflect the present value of the Company’s current minimum lease payments over the lease terms, which include options that are reasonably certain to be exercised, discounted using the Company’s incremental borrowing rate. Refer to “Note 15 – Leases” for further discussion.

Additionally, management monitors for events or changes in circumstances that may require a reassessment of one of its leases and determine if a remeasurement is required. During fiscal year 2022, and in connection with the Company’s strategic initiatives to improve cash flow from operations, the Company shut down operations at its distribution center and moved to a drop-ship model.

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

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC Topic 815, “Accounting for Derivative Instruments and Hedging Activities” (“ASC Topic 815”). ASC Topic 815 generally provide three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance ASC Topic 470, “Accounting for Convertible Securities with Beneficial Conversion Features”, as those professional standards pertain to “Certain Convertible Instruments”. Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. ASC Topic 815 provides that generally, if an event that is not within the entity’s control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

Derivative Liabilities

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the Consolidated Statements of Operations. In calculating the fair value of derivative liabilities, the Company uses a valuation model when Level 1 inputs are not available to estimate fair value at each reporting date. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the Consolidated Balance Sheets as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the Consolidated Balance Sheets date. Critical estimates and assumptions used in the model are discussed in “Note 14 – Derivative Liabilities”.

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

Assets Held for Sale

The Company classifies assets held for sale in accordance with ASC Topic 360. When the Company makes the decision to sell an asset or to stop some part of its business, the Company assesses if such assets should be classified as an asset held for sale. To classify as an asset held for sale, the asset or disposal group must meet all of the following conditions: i) management, having the authority to approve the action, commits to a plan to sell the asset, ii) the asset is available for immediate sale in its present condition subject to certain customary terms, iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated, iv) the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale, within one year, subject to certain exceptions, v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current value, and vi) actions required to complete the plan indicate that it is unlikely that the plan will be significantly changed or withdrawn. Assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell (“FVLCTS”). FVLCTS is the amount obtainable from the sale of the asset in an arm’s length transaction, less the costs of disposal. Once classified as held for sale, any depreciation and amortization on an asset cease to be recorded. For long-lived assets or disposals groups that are classified as held for sale but do not meet the criteria for discontinued operations, the assets and liabilities are presented separately on the balance sheet of the initial period in which it is classified as held for sale. The major classes of assets and liabilities classified as held for sale are disclosed in the notes to the Consolidated Financial Statements. See “Note 7 – Assets Held for Sale” and “Note 28 – Discontinued Operations”.

Discontinued Operations

A component of an entity is identified as operations and cash flows that can be clearly distinguished, operationally and financially, from the rest of the entity. Under ASC Subtopic 205-20, “Presentation of Financial Statements - Discontinued Operations” (“ASC Subtopic 205-20”), a discontinued operation is a component of an entity that either has been disposed of, or is classified as held for sale and represents a strategic shift that has or will have a major effect on the entity’s operations and financial results, or a newly acquired business or nonprofit activity that upon acquisition is classified as held for sale. Discontinued operations are presented separately from continuing operations in the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows. See “Note 28 – Discontinued Operations”.

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

Revenue Recognition

Revenue is recognized by the Company in accordance with ASC Topic 606. Through application of the standard, the Company recognizes revenue to depict the transfer of promised goods or services to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. In order to recognize revenue under ASC Topic 606, the Company applies the following five (5) steps:

●	Identify a customer along with a corresponding contract;

●	Identify the performance obligation(s) in the contract to transfer goods or provide distinct services to a customer;

●	Determine the transaction price the Company expects to be entitled to in exchange for transferring promised goods or services to a customer;

●	Allocate the transaction price to the performance obligation(s) in the contract; and

●	Recognize revenue when or as the Company satisfies the performance obligation(s).

Revenues consist of wholesale, retail sales of cannabis and delivery, which are generally recognized at a point in time when control over the goods have been transferred to the customer and is recorded net of sales discounts. During the years ended June 25, 2022 and June 26, 2021, wholesale revenues were insignificant. Payment is typically due upon transferring the goods to the customer or within a specified time period permitted under the Company’s credit policy. During the years ended June 25, 2022 and June 26, 2021, sales discounts were $22,936,092 and $14,128,079, respectively.

Cost of Goods Sold

Cost of goods sold includes the costs directly attributable to product sales and includes amounts paid for finished goods, such as flower, edibles and concentrates, packaging and other supplies, fees for services and processing, and allocated overhead, such as allocations of rent, administrative salaries, utilities and related costs.

General and Administrative Expenses

General and administrative expenses comprised primarily of personnel costs, including salaries, incentive compensation, benefits, share-based compensation, professional service costs, including legal, accounting, consulting and other professional fees, and corporate insurance and other facilities costs associated with the Company’s corporate offices.

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

The Company accounts for its stock-based awards in accordance with ASC Topic 718, “Compensation – Stock Compensation” (“ASC Topic 718”), which requires fair value measurement on the grant date and recognition of compensation expense for all stock-based payment awards made to employees and directors, including RSUs. For stock options, the Company estimates the fair value using a closed option valuation (Black-Scholes) model. When there are market-related vesting conditions to the vesting term of the share-based compensation, the Company uses a valuation model to estimate the probability of the market-related vesting conditions being met and will record the expense. The fair value of RSUs is based upon the quoted market price of the common shares on the date of grant. The fair value is then expensed over the requisite service periods of the awards, net of estimated forfeitures, which is generally the performance period and the related amount is recognized in the Consolidated Statements of Operations.

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

Fair Value Measurements

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

Cash and cash equivalents and restricted cash are measured at Level 1 inputs. Acquisition related liabilities resulting from business combinations are measured at fair value using Level 1 or Level 3 inputs. Investments that are measured at fair value use Level 3 inputs. Refer to “Note 6 – Other Current Assets” for assumptions used to value investments. Refer to “Note 13 – Other Current Liabilities and Other Non-Current Liabilities” for assumptions used to value the contingent consideration related to business combinations. Derivative liabilities are measured on quoted market prices in active markets at Level 1 inputs. Refer to “Note 14 – Derivative Liabilities” for assumptions used to value the derivative liabilities.

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

Receivable and Allowances for Credit Losses

The Company’s receivables are mainly comprised of receivables for wholesale product sales and promotional rebates provided by its vendors. The primary indicators of the credit quality of the Company’s receivables are aging, payment history, economic sector information and outside credit monitoring, and are assessed on a quarterly basis. The Company’s credit loss exposure is mainly concentrated in its uncollected vendor promotional rebates. The Company assesses all information available, including on a forward-looking basis the expected credit loss associated with its assets carried at amortized cost. The impairment methodology applied depends on whether there has been a significant increase in credit risk. To assess whether there is a significant increase in credit risk, the Company compares the risk of a default occurring on the asset at the reporting date with the risk of default at the date of initial recognition based on all information available, and reasonable and supportive forward-looking information. For accounts receivable only, the Company applies the simplified approach as permitted by ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The simplified approach to the recognition of expected losses does not require the Company to track the changes in credit risk; rather, the Company recognizes a loss allowance based on lifetime expected credit losses at each reporting date from the date of the trade receivable.

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

In May 2021, the FASB issued ASU 2021-04, “Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2021-04”), which amends existing guidance for earnings per share (“EPS”) in accordance with Topic 260. ASU 2021-04 is effective for the Company beginning June 1, 2022. This update should be applied prospectively on or after the effective date of the amendments. The Company is currently evaluating the effect of adopting this ASU.

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

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments—Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”), which eliminates the accounting guidance on troubled debt restructurings (TDRs) for creditors and amends the guidance on “vintage disclosures” to require disclosure of current-period gross write-offs by year of origination. The ASU also updates the requirements related to accounting for credit losses under the current guidance and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 is effective for the Company in fiscal year 2023. The Company is currently evaluating the effect of adopting this ASU.

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

The Company provides credit in the normal course of business to customers located throughout the U.S. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. There were no customers that comprised more than 10% of the Company’s revenue for the years ended June 25, 2022 and June 26, 2021.

4.	ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

As of June 25, 2022 and June 26, 2021, accounts receivable and prepaid expenses consist of the following:

	2022	2021
Accounts Receivable	$1,150,599	$916,715
Prepaid Expenses	4,141,568	4,499,662
Prepaid Insurance	2,247,600	2,201,797

Total Accounts Receivable and Prepaid Expenses	$7,539,767	$7,618,174

As of June 25, 2022 and June 26, 2021, an allowance for doubtful accounts of $2,469,444 and $1,676,249, respectively, was included as a component of accounts receivable.

5.	INVENTORY

As of June 25, 2022 and June 26, 2021, inventory consists of the following:

	2022	2021
Raw Materials	$521,777	$544,219
Work-in-Process	671,541	2,884,354
Finished Goods	8,817,413	12,585,858

Total Inventory	$10,010,731	$16,014,431

During the years ended June 25, 2022 and June 26, 2021, the Company recognized an impairment of approximately nil and $1,714,000, respectively, to write down inventory to its net realizable value. During the years ended June 25, 2022 and June 26, 2021, overhead expenses of approximately $1,791,931 and $3,190,422, respectively, were included in inventory, of which $324,429 and $1,003,446, respectively, remain in inventory as of each balance sheet date.

6.	OTHER CURRENT ASSETS

As of June 25, 2022 and June 26, 2021, other current assets consist of the following:

	2022	2021
Investments	$2,738,491	$3,036,791
Excise Tax Receivable	1,469,622	-
Note Receivable (1)	1,189,284	1,339,000
Other Current Assets	4,593,595	3,494,183

Total Other Current Assets	$9,990,992	$7,869,974

(1)	See “Note 7 – Assets Held for Sale” for further information.

During the year ended June 25, 2022, the Company recorded an impairment expense of $38,569 for certain assets. There were no such impairments during the year ended June 26, 2021.

As of June 25, 2022 and June 26, 2021, investments included in other current assets consist of the following:

	The Hacienda Company, LLC	Old Pal	Other Investments	TOTAL
	(1)	(2)	(3)
Fair Value as of June 27, 2020	$750,000	$1,970,000	$1,066,791	$3,786,791

Settlement of Liabilities	(750,000)	-	-	(750,000)

Fair Value as of June 26, 2021	$-	$1,970,000	$1,066,791	$3,036,791

Dissolution of Investment	-	-	(287,000)	(287,000)
Transfer to Assets Held for Sale	-	-	(11,300)	(11,300)

Fair Value as of June 25, 2022	$-	$1,970,000	$768,491	$2,738,491

(1)	In July 2018, the Company purchased units of The Hacienda Company, LLC, a California limited liability company, which owns Lowell Herb Co., a California-based cannabis brand known for its pack of pre-rolls called Lowell Smokes, for an aggregate purchase price of $1,500,000, amounting to 3.2% of the outstanding units. Pursuant to SEC guidance under ASC Topic 323, the application of equity method to investments applies to limited liability companies and are required unless the investor holds less than 3-5%. Accordingly, the Company was deemed to have significant influence resulting in equity method accounting. The Company has elected the fair value option under ASC Topic 825 and the investment was recorded at FVTPL as of June 27, 2020. As of June 25, 2022 and June 26, 2021, the Company did not hold any equity ownership or voting interests in this investment.
(2)	In October 2018 and March 2019, the Company purchased an aggregate of 125.3 units of Old Pal, a California-based brand that provides high-quality cannabis flower for its customers, for an aggregate purchase price of $2,000,000, amounting to approximately 10.0% of the outstanding units with 8.7% voting interests. Pursuant to SEC guidance under ASC Topic 323, the application of equity method to investments applies to limited liability companies and are required unless the investor holds less than 3-5%. Accordingly, the Company was deemed to have significant influence resulting in equity method accounting. The Company decreased their level of ownership in which Old Pal no longer qualified under equity method accounting and elected the fair value option under ASC Topic 825. The investment was previously recorded at FVTPL and the Company continues to measure Old Pal at the previously elected FVTPL under ASC Topic 323 as of June 25, 2022. As of June 25, 2022 and June 26, 2021, the Company holds 2.6% of the equity ownership and 1.4% of the voting interests in this investment.
(3)	In July 2018, the Company purchased 9,000,000 common shares of ToroVerde Inc., an investment company focused on emerging international cannabis markets, for an aggregate purchase price of $5,000,000, or $0.56 per common share, amounting to 14.3% of the outstanding common shares. As the Company was not deemed to exert any significant influence, the investment was recorded at FVTPL of nil as of June 25, 2022 and June 26, 2021. As of June 25, 2022 and June 26, 2021, the Company holds 14.3% of the equity ownership and voting interests in this investment.

During the fiscal second quarter of 2022, the Company effectuated the Management Agreement with an unrelated third party and no longer has a controlling financial interest in previously consolidated entities, Manlin DHS Development, LLC (“DHS”) and Project Mustang Development, LLC (“Mustang”). As a result, the ownership interest in these entities are presented as other investments at fair value which the Company determined was nil as of the date of deconsolidation.

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

7.	ASSETS HELD FOR SALE

A reconciliation of the beginning and ending balances of assets held for sale for the year ended June 25, 2022 is as follows:

	Available for Sale Subsidiaries (1)	Discontinued Operations (2)	Other Assets	TOTAL
Balance as of June 27, 2020	$12,066,428	$156,669,447	$212,400	$168,948,275

Transferred In	6,614,987	-	-	6,614,987
Gain on the Sale of Assets Held for Sale	12,338,123	-	-	12,338,123
Proceeds from Sale	(24,750,298)	-	-	(24,750,298)
Ongoing Activity from Continued and Discontinued Operations	(6,269,240)	(24,057,605)	-	(30,326,845)
Other	-	-	(60,611)	(60,611)

Balance as of June 26, 2021	$-	$132,611,842	$151,789	$132,763,631

Transferred In	4,477,723	-	-	4,477,723
Deconsolidation of Subsidiary	(1,965,695)	-	-	(1,965,695)
Ongoing Activity from Discontinued Operations	(2,512,028)	(9,483,436)	-	(11,995,464)
Other	-	-	(121,444)	(121,444)

Balance as of June 25, 2022	$-	$123,128,406	$30,345	$123,158,751

(1)	Long-lived assets classified as held for sale that do not qualify as discontinued operation and classified as held for sale. Significant classes of assets and liabilities are presented in the notes to the consolidated financial in accordance with ASC Subtopic 360-10, “Property, Plant and Equipment - Impairment and Disposal of Long-Lived Assets” (“ASC Subtopic 360-10”).
(2)	See “Note 28 – Discontinued Operations” for further information.

Available for Sale Subsidiaries

Fiscal Year 2022

During the fiscal first quarter ended September 25, 2021, the Company was in negotiations to sublease (the “Sublease”) and enter into a management agreement (the “Management Agreement”) with the proposed sublessee to operate its cultivation facilities in California and Nevada (the “Cultivation Facilities”). The Company determined that as of the effective date of the Management Agreement, the Company would no longer have a controlling financial interest in the Cultivation Facilities under ASC Topic 810, “Consolidations” and that as of September 25, 2021, the activities of the Cultivation Facilities met the criteria of assets held for sale. As the Company has not been relieved of the primary obligations under the leases, all of the assets and liabilities related to the Cultivation Facilities, except for the right of use assets and related lease liabilities, were classified as held for sale on the Consolidated Balance Sheet. Upon effectiveness of the Management Agreement, the Company no longer had a controlling financial interest and deconsolidated the entities related to the Cultivation Facilities as of June 25, 2022. See “Note 15 – Leases” for further information.

Fiscal Year 2021

During the year ended June 26, 2021, the Company agreed to transfer all outstanding membership interests in MME Evanston Retail, LLC (“Evanston”), for a dispensary operation located in Evanston, Illinois, to an unaffiliated third party (“Purchaser”). The Company received an aggregate consideration of $20,000,000, of which, $10,000,000 cash was received at closing on July 1, 2020 (“Closing Date”), an additional $8,000,000 cash was received on November 17, 2020 and an additional $2,000,000 in the form of a secured promissory note payable three months following the Closing Date in exchange for all of the Company’s membership interests in Evanston. As of March 12, 2021 (“Amendment Date”), the secured promissory note was amended to waive any default arising from non-payment of principal and interest prior to the Amendment Date if Purchaser pays principal of $1,000,000 and all accrued interest of 2% per annum through the Amendment Date. Interest will accrue at 9% per annum following the Amendment Date. As of June 26, 2021, the Company received cash payment in accordance with the amended secured promissory note. On August 10, 2020 (“Effective Date”), all operational control and risk of loss was transferred to the Purchaser and the Company had no further obligation to fund operations of Evanston through a Consulting Agreement. Management performed an assessment and determined that the Company no longer has a controlling financial interest as of the Effective Date. The transfer of the cannabis license was completed in April 2022. The Company recognized a gain upon sale of membership interests of $12,415,479 for the difference between the aggregate consideration and the book value of the assets as of the disposition date, less direct costs to sell, which is recognized in the Consolidated Statements of Operations during the year ended June 26, 2021. As of June 25, 2022 and June 26, 2021, the note receivable balance is $1,117,500 and $1,026,500, respectively, and is included as a component of other current assets in the Consolidated Balance Sheets.

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

8.	PROPERTY AND EQUIPMENT

As of June 25, 2022 and June 26, 2021, property and equipment consists of the following:

	2022	2021
Land and Buildings	$29,933,999	$35,788,150
Finance Lease Right-of-Use Assets	5,315,625	8,809,636
Furniture and Fixtures	9,718,378	11,174,351
Leasehold Improvements	32,128,140	46,375,867
Equipment and Software	16,897,649	21,773,287
Construction in Progress	6,828,923	22,006,259

Total Property and Equipment	100,822,714	145,927,550

Less Accumulated Depreciation	(36,714,922)	(38,868,065)

Property and Equipment, Net	$64,107,792	$107,059,485

Depreciation expense related to continuing operations of $13,002,223 and $14,700,029 was recorded for the years ended June 25, 2022 and June 26, 2021, respectively, of which $1,589,857 and $2,171,814, respectively, is included in cost of goods sold. The amount of depreciation recognized for the right of use assets for capital leases during the years ended June 25, 2022 and June 26, 2021 was $1,069,253 and $935,807, respectively, see “Note 15 – Leases” for further information.

During the year ended June 25, 2022, borrowing costs totaling $1,310,733 were capitalized using an average capitalization rate of 12.0%. Borrowing costs were not capitalized during the year ended June 26, 2021 as there were no active construction projects in progress. In addition, during the years ended June 25, 2022 and June 26, 2021, total labor related costs of $289,724 and $456,163, respectively, were capitalized to Construction in Progress, of which $289,724 and $134,203, respectively, was share-based compensation.

During the year ended June 25, 2022, management noted indicators of impairment of its long-lived assets of asset groups in California and Nevada as well as certain long-lived assets relating to its discontinued operations, principally due to economic performance as compared to the high carrying basis of the underlying long-lived assets. Accordingly, the Company recorded an impairment of $32,448,691 of its property of which $32,309,044 and $139,647 are included as a component of impairment expense from continuing operations and net loss from discontinued operations, respectively, in the accompanying Consolidated Statement of Operations. The Company used various Level 3 inputs and a discounted cash flow model to determine the fair value of these asset groups.

During the year ended June 26, 2021, management noted indicators of impairment of its long-lived assets of certain cultivation assets in California and Nevada. In accordance with ASC Subtopic 360-10, the Company performed an analysis of any long-lived asset impairment and recognized an impairment of nil during the year ended June 26, 2021.

9.	INTANGIBLE ASSETS

As of June 25, 2022 and June 26, 2021, intangible assets consist of the following:

	2022	2021
Dispensary Licenses	$49,253,452	$76,303,452
Customer Relationships	17,849,600	17,747,600
Management Agreement	964,301	7,594,937
Capitalized Software	7,413,470	9,696,903
Intellectual Property	4,016,597	6,276,959

Total Intangible Assets	79,497,420	117,619,851

Dispensary Licenses	(16,876,912)	(18,742,446)
Customer Relationships	(17,310,284)	(6,799,371)
Management Agreement	(964,301)	(765,136)
Capitalized Software	(4,413,974)	(4,667,235)
Intellectual Property	(4,185,835)	(3,207,464)

Less Accumulated Amortization	(43,751,306)	(34,181,652)

Intangible Assets, Net	$35,746,114	$83,438,199

The Company recorded amortization expense related to continuing operations of $12,645,464 and $13,777,492 for the year ended June 25, 2022 and June 26, 2021, respectively.

During the year ended June 25, 2022, management noted indicators of impairment of its long-lived assets of certain asset groups in California and Nevada. The Company used various Level 3 inputs and a discounted cash flow model to determine the fair value of these asset groups. Accordingly, the Company recorded an impairment of $35,531,877 which is included as a component of impairment expense in the accompanying Consolidated Statements of Operations.

During the year ended June 26, 2021, the Company recorded impairment on an intellectual property asset in the amount of $1,573,563.

10.	GOODWILL

As of June 25, 2022 and June 26, 2021, goodwill was $9,810,050 and $32,900,457, respectively. As of June 25, 2022 and June 26, 2021, the carrying amounts of goodwill were allocated to each group of reporting units as follows:

	California	Illinois	Nevada	Arizona	TOTAL
Balance as of June 27, 2020 and June 26, 2021	$23,090,408	$9,810,049	$-	$-	$32,900,457
Impairment Losses	(23,090,408)	-	-	-	(23,090,408)

Balance as of June 25, 2022	$-	$9,810,049	$-	$-	$9,810,050

Goodwill is assigned to the reporting unit, which is the operating segment level or one level below the operating segment. Goodwill arises from the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired less assumed liabilities. Goodwill is reviewed annually for impairment or more frequently if impairment indicators arise. The Company adopted ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350)” which eliminates Step 2 from the quantitative assessment of the goodwill impairment test wherein the goodwill impairment loss was measured by comparing the implied fair value of a reporting unit’s goodwill with its carrying amount. The goodwill impairment test consists of one step comparing the fair value of a reporting unit with its carrying amount. The amount by which the carrying amount exceeds the reporting unit’s fair value is recognized as a goodwill impairment loss.

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

As of June 25, 2022, the Company recorded a goodwill impairment loss in the amount of $23,090,408 as a result of its assessment, which is recorded as a component of impairment expense in the Consolidated Statements of Operations. The goodwill impairment loss reflects the decline in expected operating cash flows coupled with a decline in market values of dispensaries primarily due to increase availability of cannabis licenses and lessening barriers to entry in the legal cannabis industry.

11.	OTHER ASSETS

As of June 25, 2022 and June 26, 2021, other assets consist of the following:

	2022	2021
Long-Term Security Deposits for Leases	$3,623,044	$3,760,618
Loans and Other Long-Term Deposits	791,175	7,661,526

Total Other Assets	$4,414,219	$11,422,144

In fourth quarter of 2022, management recorded an impairment charge related to Loans and Other Long-Term Deposits. Management determined that the planned acquisition of a retail location in Long Beach, California was no longer viable and recorded an impairment charge of $6,864,725. During the year ended June 26, 2021, management did not identify indicators of realizability. Accordingly, the Company recorded impairment of nil for other assets.

12.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of June 25, 2022 and June 26, 2021, accounts payable and accrued liabilities consist of the following:

	2022	2021
Accounts Payable	$20,496,577	$23,621,316
Accrued Liabilities	9,464,567	11,249,200
Other Accrued Liabilities	8,944,674	10,394,299

Total Accounts Payable and Accrued Liabilities	$38,905,818	$45,264,815

13.	OTHER CURRENT LIABILITIES AND OTHER NON-CURRENT LIABILITIES

As of June 25, 2022 and June 26, 2021, other current liabilities consist of the following:

	2022	2021
Accrued Interest Payable (1)	$628,251	$685,281
Contingent Consideration	-	87,893
Other Current Liabilities	16,076,032	16,315,519

Total Other Current Liabilities	$16,704,283	$17,088,693

(1)	See “Note 16 – Notes Payable” and “Note 17 – Senior Secured Convertible Facility” for further information on paid-in-kind interest.

Contingent consideration recorded relates to the September 2019 acquisition of One Love Beach Club and is based upon fair value of the additional shares required to be paid upon the expiration of the lock-up and the fair market value of the Company’s trading stock, which is considered a Level 1 categorization in the fair value hierarchy. Contingent consideration is classified as a liability and measured at fair value in accordance with ASC Topic 480, “Distinguishing Liabilities from Equity”. The contingent consideration is remeasured at fair value at each reporting period with changes recorded in profit and loss in the Consolidated Statements of Operations. During the year ended June 26, 2021, the lock-up period expired and the contingent consideration in the amount of $9,254,635 was reclassified as other current liabilities on the Consolidated Balance Sheets. During the year ended June 25, 2022, the Company recorded a change in fair value of $3,304,685.

As of June 25, 2022 and June 26, 2021, other non-current liabilities, net of current portion, consist of the following:

	2022	2021
Deferred Gain on Sale of Assets (1)(2)	$3,082,277	$3,648,904

Total Other Non-Current Liabilities	$3,082,277	$3,648,904

(1)	See “Note 15 – Leases” for further information.
(2)	The current portion of Deferred Gain on Sale of Assets of $566,627 is recorded in Accounts Payable and Accrued Liabilities.

14.	DERIVATIVE LIABILITIES

A reconciliation of the beginning and ending balance of derivative liabilities and change in fair value of derivative liabilities for the years ended June 25, 2022 and June 26, 2021 is as follows:

	2022	2021
Balance at Beginning of Year	$6,935,520	$546,076

Initial Recognition of Derivative Liabilities	30,500,000	7,228,211
Issuance of Top-Up Warrants	(4,498,882)	-
Change in Fair Value of Derivative Liabilities	(26,187,075)	(838,767)

Balance at End of Year	$6,749,563	$6,935,520

On August 17, 2021, in connection with the amended and restated senior secured convertible credit facility (the “Sixth Amendment”), the Company provided the note holders top-up and preemptive rights which were bifurcated from the related notes and classified as a derivative due to the variability of the number and price of shares issuable under these rights. See “Note 17 – Senior Secured Convertible Credit Facility” for further information. On February 2, 2022, the issuance of the Fee Shares in connection with the Sixth Modification of the Senior Secured Term Loan Facility triggered the issuance of top-up warrants. Refer to “Note 16 – Notes Payable” for further information.

On August 17, 2021, the Company completed an equity investment through a private placement of 416,666,640 units at a price of $0.24 per unit (the “Private Placement”). Each unit consisted of one Subordinate Voting Share and one-quarter of one share purchase warrant of the Company. Certain investors also received a portion of the Short-Term Warrant with an exercise price of $30,000,000 and an expiration date of December 31, 2021. At the option of the holder, the Short-Term Warrant was exercisable into equity or convertible promissory notes under the Convertible Facility, in which net cash settlement is outside of the Company’s control. See “Note 18 – Shareholders’ Equity” for further information. Accordingly, the Short-Term Warrant was accounted for as a derivative liability and measured at fair value, in the amount of $19,400,000 on August 17, 2021, with changes in fair value recognized in the Consolidated Statements of Operations. On December 31, 2021, the Short-Term Warrant expired unexercised and resulted in a gain of $19,400,000 equal to the balance of the derivative of liability at that time as a component on non-operating (income) expense in the Consolidated Statements of Operations.

The fair value of the top-up provision in connection with Sixth Amendment of the Convertible Facility was determined using the Black Scholes simulation model based on Level 3 inputs on the fair value hierarchy. The following assumptions were used at June 25, 2022:

Top-Up Provision
Average Stock Price	$0.06
Weighted-Average Probability	50.00%
Term (in Years)	5.00
Expected Stock Price Volatility	124.37%

The following are the warrants issued related to the bought deals that were accounted for as derivative liabilities:

	Number of Warrants	Exercise Price		Expiration Date
September Bought Deal Equity Financing	7,840,909	C$	6.87	September 27, 2021
December Bought Deal Equity Financing	13,640,000	C$	6.87	September 27, 2021
March 2021 Private Placement(1)	50,000,000	C$	0.50	March 27, 2024

	71,480,909

(1)	See “Note 18 – Shareholders’ Equity” for further information.

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

Expected Stock Price Volatility	124.37%
Risk-Free Annual Interest Rate	2.67%
Expected Life (in Years)	0.75
Share Price	$0.06
Exercise Price	$0.39

15.	LEASES

The Company has various operating and finance leases for land, buildings, equipment and other assets that are used for corporate purposes as well as for the production and sale of cannabis products. These leases are subject to covenants and restrictions standard to the industry in which the Company operates.

During the year ended June 25, 2022, management noted indicators of impairment of its long-lived assets of certain assets in California which include right-of-use assets related to operating leases, and was a result of economic performance. In accordance with ASC Subtopic 360-10, the Company performed an analysis of any long-lived asset impairment and recognized an impairment of $3,964,559 on its right-of-use assets related to operating leases during the year ended June 25, 2022.

During the year ended June 26, 2021, management noted indicators of impairment of its long-lived assets of certain cultivation assets in California and Nevada as well as certain long-lived assets relating to discontinued operations in Florida, which include right-of-use assets related to operating leases, and was a result of economic performance. In accordance with ASC Subtopic 360-10, the Company performed an analysis of any long-lived asset impairment and recognized an impairment of nil on its right-of-use assets related to operating leases during the year ended June 26, 2021.

In June 2022, the Company restructured the lease arrangements in two of its locations in California. The changes resulted in immaterial changes in the amortization of ROU.

The below are the details of the lease cost and other disclosures regarding the Company’s leases as of June 25, 2022 and June 26, 2021:

	2022	2021
Finance Lease Cost:
Amortization of Finance Lease Right-of-Use Assets	$1,069,253	$935,807
Interest on Lease Liabilities	6,976,492	5,898,633
Operating Lease Cost	16,368,806	27,700,475

Total Lease Expenses	$24,414,551	$34,534,915

	2022	2021
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Financing Cash Flows from Finance Leases	$205,668	$1,201,609
Operating Cash Flows from Operating Leases	$10,035,714	$16,059,492

	2022	2021
Weighted-Average Remaining Lease Term (Years) - Finance Leases	46	46
Weighted-Average Remaining Lease Term (Years) - Operating Leases	8	6
Weighted-Average Discount Rate - Finance Leases	24.33%	24.86%
Weighted-Average Discount Rate - Operating Leases	18.70%	13.79%

Future lease payments under non-cancellable operating leases and finance leases as of June 25, 2022 are as follows:

Fiscal Year Ending	Operating Leases	Finance Leases
July 1, 2023	$13,753,282	$5,836,273
June 29, 2024	17,297,914	10,961,495
June 28, 2025	13,037,436	7,087,736
June 27, 2026	13,312,723	-
June 26, 2027	13,464,871	-
Thereafter	33,808,603	1,067,719,897

Total Lease Payments	104,674,829	1,091,605,402
Less Interest	(42,832,457)	(1,060,990,842)

Present Value of Lease Liability	$61,842,372	$30,614,560

Finance leases noted above contain required security deposits, refer to “Note 11 – Other Assets”.

The Company entered into a management agreement (the “Management Agreement”) with a third party to operate its cultivation facilities in California and Nevada (the “Cultivation Facilities”). On September 30, 2021, the landlord approved the third party to operate the leased facilities which effectuated the Management Agreement. The Management Agreement provides the third party an option to acquire all the assets used in the Cultivation Facilities, including the cannabis licenses and equipment, for $1 (the “Purchase Option”). The fee for the services under the Management Agreement is 100% and 30% of the California and Nevada Cultivation Facilities net revenue, respectively. The term of the Management Agreement remains in effect until the earlier of (a) the closing of any sale pursuant to the Purchase Option and (b) the expiration of the term, as applicable, of the master lease, at which time this Management Agreement shall automatically terminate without any further action of the Parties. As of June 25, 2022, the Management Agreement remains in effect as neither termination condition has occurred. During the year ended June 25, 2022, the Company recorded fees of services under the Management Agreement. See “Note 21 – Other Operating Income” for further information.

Sale and Leaseback Transactions

During the year ended June 27, 2020, the Company sold two properties and subsequently leased them back with the Treehouse Real Estate Investment Trust (the “REIT”) and other third parties for total proceeds of $20,400,000. One of the transactions did not qualify for sale-leaseback accounting as the resulting lease was a finance lease under ASC Topic 842 and thus did not meet the criteria for transfer of control under ASC Topic 606. Accordingly, the asset remained on the Company’s Consolidated Balance Sheets as of June 27, 2020 at its cost basis and the Company recorded a financing liability for the amount of consideration received. The financing liability is included in notes payable on the Consolidated Balance Sheets. Refer to “Note 16 – Notes Payable” for further information. The other transaction qualified for sale-leaseback accounting and the Company recognized a gain immediately upon sale.

As of June 25, 2022 and June 26, 2021, the total deferred gain recorded for sale and leaseback transactions was as follows:

	2022	2021
Balance at Beginning of Year	$4,164,715	$4,731,340

Amortization	(566,631)	(566,625)

Balance at End of Year	3,598,084	4,164,715

Less Current Portion of Deferred Gain	(566,627)	(566,627)

Deferred Gain on Sale of Assets, Net of Current Portion	$3,031,457	$3,598,088

The current portion and non-current portion of deferred gains are included as a component of accounts payable and accrued liabilities and other non-current liabilities, respectively, in the Consolidated Balance Sheets.

Lease Deferral Arrangements

During the year ended June 26, 2021, the Company modified its existing lease arrangements with the REIT in which the REIT agreed to defer a portion of total current monthly base rent on certain cultivation facilities and ground leases for the 36-month period between July 1, 2020 through July 1, 2023 for a total of fourteen properties. Amendments for eight of the properties were accounted for as lease modifications in accordance with ASC Topic 842, whereas nine leases related to failed sales leaseback transactions in which the related finance obligation was modified and accounted for in accordance with ASC Topic 470, “Debt” (“ASC Topic 470”), see “Note 16 – Notes Payable”, for further discussion. The total amount of all deferred rent accrues interest at 8.6% per annum during the deferral period. As consideration for the rent deferral, the Company issued 3,500,000 warrants to the REIT, each exercisable at $0.34 per share for a period of five years. Upon the analysis of the warrants issued under ASC Topic 815, the Company determined that the warrants are accounted for as a direct cost in relation to the lease and to be measured at fair value and accounted for as an equity instrument. During the year ended June 26, 2021, the Company recorded $17,748,458 in gain on lease terminations of which, $16,274,615 was recognized as a result of the modification to the leases discussed above and is included as a component of other operating income in the accompanying Consolidated Statements of Operations.

16.	NOTES PAYABLE

As of June 25, 2022 and June 26, 2021, notes payable consist of the following:

	2022	2021
Financing liability incurred on various dates between January 2019 through September 2019 with implied interest rates ranging from 0.7% to 17.0% per annum.	$72,300,000	$72,300,000

Non-revolving, senior secured term notes dated between October 1, 2018 and October 30, 2020, issued to accredited investors, which mature on August 1, 2022 and July 31, 2022, and bear interest at a rate of 15.5% and 18.0% per annum.	97,162,001	109,318,116

Convertible debentures dated between September 16, 2020 through January 29, 2021, issued to accredited investors and qualified institutional buyers, which mature two years from issuance, and bear interest at a rate of 7.5% per annum.	-	2,500,000

Promissory notes dated between January 15, 2019 through March 29, 2019, issued for deferred payments on acquisitions, which mature on varying dates from July 31, 2021 to April 1, 2022 and bear interest at rates ranging from 8.0% to 9.0% per annum.	-	2,204,476

Promissory notes dated November 7, 2018, issued to Lessor for tenant improvements as part of sales and leaseback transactions, which mature on November 7, 2028, bear interest at a rate of 10.0% per annum and require minimum monthly payments of $15,660 and $18,471.	2,057,207	2,195,896

Other	15,691	15,418

Total Notes Payable	171,534,899	188,533,906
Less Unamortized Debt Issuance Costs and Loan Origination Fees	(158,079)	(8,518,578)

Net Amount	$171,376,820	$180,015,328
Less Current Portion of Notes Payable	(97,003,922)	(103,496,394)

Notes Payable, Net of Current Portion	$74,372,898	$76,518,934

A reconciliation of the beginning and ending balances of notes payable for the years ended June 25, 2022 and June 26, 2021 is as follows:

	2022	2021
Balance at Beginning of Period	$180,015,328	$157,898,601

Cash Additions	5,000,000	15,830,279
Non-Cash Addition - Debt Modification	-	1,877,439
Debt Discount Recognized on Modification	-	(2,002,544)
Extinguishment of Acquisition Promissory Note	-	(12,173,250)
Paid-In-Kind Interest Capitalized	8,169,286	19,046,232
Cash Payments	(20,215,864)	(742,860)
Derivative Liability Incurred on Settlement of Debt	(3,146,251)	-
Equity Component of Debt - New and Amended	(1,000,000)	(5,583,407)
Conversion of Convertible Debentures	(2,371,100)	(2,371,782)
Shares Issued to Settle Debt	(6,570,000)	(1,351,774)
Cash Paid for Debt Issuance Costs	-	(99,931)
Accretion of Debt Discount	364,000	687,937
Accretion of Debt Discount Included in Discontinued Operations	8,996,498	9,000,388
Non-Cash Loss on Extinguishment of Debt	2,134,923	-

Balance at End of Period	171,376,820	180,015,328

Less Current Portion of Notes Payable	(97,003,922)	(103,496,394)

Notes Payable, Net of Current Portion	$74,372,898	$76,518,934

Scheduled maturities of debt as of June 25, 2022 are as follows:

Fiscal Year Ending	Scheduled Maturity
July 1, 2023	$97,177,693
June 29, 2024	-
June 28, 2025	-
June 27, 2026	-
June 26, 2027	-
Thereafter	74,357,206

Total Notes Payable	$171,534,899

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

On January 13, 2020, the Company completed an amendment of the Facility wherein the maturity date was extended from October 1, 2020 to January 31, 2022 and the interest rate was increased from a fixed rate of 7.5% per annum to 15.5% per annum. In addition, the Company may prepay the amounts outstanding, on a non-revolving basis, at any time and from time to time, in whole or in part, without penalty. The amendment secured the Facility by a pledge of 100% of the equity interest in Project Compassion NY, LLC, which includes MedMen NY, Inc. and MMOF NY Retail, LLC. The amendment to the term loan facility was not deemed to be a substantial modification under ASC Subtopic 470-50, “Debt - Modifications and Extinguishments” (“ASC Subtopic 470-50”).

Further, the Company cancelled the existing 16,211,284 and 1,023,256 warrants issued to the lenders exercisable at $4.97 and $4.73 per share, respectively, representing 100% of the loan amount. The Company issued new warrants to the lenders totaling 40,455,729 warrants exercisable at $0.60 per share until December 31, 2022. The new warrants may be exercised at the election of their holders on a cashless basis. The warrants issued in connection with the term loan facility met the scope exception under ASC Topic 815, “Derivatives and Hedging” and are classified as equity instruments. The warrants are measured at fair value and recorded as a debt discount in connection with the term loan facility. See “Note 19 – Share-Based Compensation” for further information regarding the valuation method and assumptions used in determining the fair value of these equity instruments. As a result of the modification, the Company recorded an additional debt discount of $5,331,969 related to the change in terms of the warrants during the fiscal year ended June 27, 2020.

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

The Company incurred an amendment fee of $834,000 that was added to the outstanding principal balance. As consideration for the amendment to the Facility, the Company issued approximately 20,227,863 warrants exercisable at $0.34 per share until July 2, 2025. The Company also cancelled 20,227,863 existing warrants held by the lenders exercisable at $0.60 per share until December 31, 2022. The warrants may be exercised at the election of their holders on a cashless basis. The warrants issued in connection with the term loan facility met the scope exception under ASC Topic 815 and are classified as equity instruments. The change in fair value of the warrants was recorded as a debt discount in connection with the Facility. As a result of the modification, the Company recorded an additional debt discount of $906,436 related to the change in terms of the warrants during the year ended June 26, 2021. See “Note 19 – Share-Based Compensation” for further information regarding the valuation method and assumptions used in determining the fair value of these equity instruments.

On September 16, 2020, the Company entered into further amendments wherein the amount of funds available under the Facility was increased by $12,000,000, of which $5,700,000 was fully committed by the lenders through October 31, 2020. The additional amounts are funded through incremental term loans at an interest rate of 18.0% per annum wherein 12.0% shall be paid in cash monthly in arrears and 6.0% shall accrue monthly as payment-in-kind. In connection with each incremental draw under the amended Facility, the Company shall issue warrants equal to 200% of the incremental term loan amount, divided by the greater of (a) $0.20 per share and (b) 115% multiplied by the volume-weighted average trading price (“VWAP”) of the shares for the five consecutive trading days ending on the trading day immediately prior to the applicable funding date of the second tranche, which shall be the exercise price of the issued warrant. Such warrants are subject to a down round feature wherein the exercise price would be decreased in the event of the exercise of a down-round price reset of select warrants under the senior secured convertible credit facility with Gotham Green Partners (“GGP”). Refer to “Note 17 – Senior Secured Convertible Credit Facility” for further information. In addition, certain covenants and terms were added or amended, and the minimum liquidity covenant was waived until December 31, 2020. The amendment to the Facility was not deemed to be a substantial modification under ASC Subtopic 470-50. As consideration for the amendment, the Company issued approximately 20,227,863 warrants exercisable at $0.34 per share until September 16, 2025. The Company also cancelled 20,227,863 existing warrants held by the lenders exercisable at $0.60 per share until December 31, 2022. The change in fair value of the warrants was recorded as a debt discount in connection with the Facility. Accordingly, the Company recorded an additional debt discount of $542,986 related to the change in terms of the warrants during the fiscal year ended June 26, 2021.

On September 16, 2020, the Company closed on an incremental term loan of $3,000,000 under the amended Facility and issued 30,000,000 warrants with an exercise price of $0.20 per share until September 16, 2025. On October 30, 2020, the Company closed on an incremental term loan of $7,705,279 under the amended Facility and issued 77,052,790 warrants with an exercise price of $0.20 per share until September 14, 2025. The warrants may be exercised at the election of their holders on a cashless basis and are classified as equity instruments. See “Note 18 – Shareholders’ Equity” and “Note 19 – Share-Based Compensation” for further information.

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

On February 2, 2022, the Company executed the Sixth Modification extending the stated maturity date of January 31, 2022 of the Facility for a period of six months; specifically, July 31, 2022 with respect to Facility, and August 1, 2022 with respect to the incremental term loans (collectively, the “Term Loans”). The Sixth Modification makes no modification to the current interest rate. The Sixth Modification provides that the definitive documentation with respect to the conditional purchase of the Term Loans by Superhero Acquisition, L.P., an existing lender under the Company’s Senior Secured Convertible Purchase Agreement dated August 7, 2021, must be entered within 45 days or the stated maturity date of the Term Loans become due. The Sixth Modification requires that the Company make a mandatory prepayment of at least $37,500,000 in the event the sale of certain assets and imposes covenants in regards strategic actions the Company must implement if it is unable to pay the Term Loans by the extended stated maturity date. The Company also agreed to prepay $20,000,000 on the Term Loans and pay a fee of $1,000,000 to the Term Loan lenders in consideration of the Sixth Modification, which fee will be paid in Class B Subordinate Voting Shares (“Shares”) with a deemed price of $0.1247 (C$0.1582) for a total of 8,021,593 Class B Subordinate Voting Shares (the “Fee Shares”), with any difference in realized net proceeds that is less than $1,000 from the sale of the Fee Shares during a 30-day period, to the extent such Fee Shares are sold, reimbursed in cash. The Company agreed to file with the Securities and Exchange Commission a registration statement on Form S-1 registering for resale the Fee Shares. The amendment to the Facility was not deemed to be a substantial modification under ASC Subtopic 470-50.

The issuance of the Fee Shares as part of the Sixth Modification triggered the right of holders of convertible notes under the Convertible Facility to be issued five-year warrants in order to maintain their pro rata ownership interest (on a partially diluted basis) in the Shares. A total of 6,682,567 warrants (the “Top-up Warrants”), each entitling the holder to purchase one Class B Subordinate Voting Share at a purchase price of $0.1247 (C$0.1582), were issued to the holders of convertible notes under the Convertible Facility. Refer to “Note 14 – Derivative Liabilities” and “Note 17 – Senior Secured Convertible Credit Facility” for further information.

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

On September 16, 2020, the Company closed on an initial $1,000,000 of the facility with a conversion price of $0.17 per Subordinate Voting Share. In connection with the initial tranche, the Company issued 3,293,413 warrants with an exercise price of $0.21 per share. On September 28, 2020, the Company closed on a second tranche of $1,000,000 under its existing unsecured convertible facility with a conversion price of $0.15 per Subordinate Voting Share. In connection with the second tranche, the Company issued 3,777,475 warrants with an exercise price of $0.17 per Subordinate Voting Share. On November 20, 2020, the Company closed on a third tranche of $1,000,000 under the facility with a conversion price of $0.15 per Subordinate Voting Share. In connection with the third tranche, the Company issued 3,592,425 warrants with an exercise price of $0.17 per share. On December 17, 2020, the Company closed on a fourth tranche of $1,000,000 under the facility with a conversion price of $0.15 per Subordinate Voting Share. In connection with the fourth tranche, the Company issued 3,597,100 warrants with an exercise price of $0.18 per share. On January 29, 2021, the Company closed on a fifth tranche of $1,000,000 under its existing unsecured convertible facility with a conversion price of $0.16 per Subordinate Voting Share. In connection with the fifth tranche, the Company issued 3,355,000 warrants with an exercise price of $0.19 per share. Under ASC Topic 815, the conversion option and warrants were recorded as an equity instrument. As of June 26, 2021, the relative fair value of the warrants with a value of $799,949 has been recorded to equity.

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

On June 14, 2021, a portion of the principal amount was automatically converted into 16,014,663 Class B Subordinate Voting Shares in the amount of $2,371,782. In addition, 8,807,605 of the outstanding warrants under the unsecured convertible facility were exercised at varying prices for gross proceeds of $1,622,377.

On June 28, 2021, the remaining principal amount of the unsecured convertible debenture facility of $2,500,000 was automatically converted into 16,014,664 Class B Subordinate Voting Shares in the amount of $2,007,620. In addition, 8,807,605 of the outstanding warrants under the unsecured convertible facility were exercised at varying prices for gross proceeds of $1,622,377. As of June 25, 2022, the outstanding balance of the Unsecured Convertible Facility was nil.

Unsecured Promissory Note

On July 29, 2021, the Company entered into a short-term unsecured promissory note in the amount of $5,000,000 with various investors led by Serruya Private Equity Inc. (“SPE”) wherein the note bears interest at a rate of 6.0% per annum payable quarterly in arrears with a maturity date of August 18, 2021.

In connection with the equity investment on August 17, 2021, the Company settled the promissory note by the issuance of 20,833,333 units, consisting of 20,833,333 Subordinate Voting Shares and 5,208,333 warrants, based on an issue price of $0.24 and the relative portion of the Short-Term Warrant. Refer to “Note 18 – Shareholders’ Equity” for further information on the equity investment through private placement. The fair value of the equity instruments allocated to the settlement of debt was $4,030,000 and the fair value of the derivative liability allocated was $3,146,251. Accordingly, the Company recorded a loss on extinguishment of debt of $2,176,251 during the year ended June 25, 2022.

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

During the year ended June 26, 2021, as a result of the legal proceedings and decisions by the applicable governing bodies, the Company derecognized the acquisition promissory note and the related accrued interest in the amount of $12,173,250 and $1,202,180, respectively, and recorded as a component discontinued operations on the Consolidated Statements of Operations for the year ended June 26, 2021. Refer to the May 2020 litigation disclosed in “Note 23 – Commitments and Contingencies”.

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

On February 25, 2021, the Company completed the second amendment of the promissory note wherein the maturity date was amended to the earlier of April 1, 2022 or in the event of default. Pursuant to the amendment, the Company issued Subordinate Voting Shares in the aggregate amount of $2,000,000 to the lender to settle a portion of the debt in which the difference in fair value on the date the shares were settled by the seller was recorded as a fee. The remaining balance of the promissory note will bear interest at a rate of 9.0% per annum and be paid monthly commencing on May 1, 2021 until the amended maturity date. The second amendment to the existing promissory note was deemed to be a substantial modification under ASC Subtopic 470-50 and a loss on extinguishment of debt of $658,730 was recorded in the Consolidated Statements of Operations for the fiscal year ended June 26, 2021. In April 2022, the Company issued 22,497,786 Subordinate Voting Shares totaling $2,540,000 and extinguished the promissory note.

Financing Liability

In connection with the Company’s failed sale and leaseback transactions described in “Note 15 – Leases”, a financing liability was recognized equal to the cash proceeds received upon inception. The cash payments made on the lease less the portion considered to be interest expense, will decrease the financing liability. The financing liability was modified due to an amended lease agreement during the year ended June 26, 2021 in which the new terms of the amended agreement do not qualify as a substantial modification under ASC Subtopic 470-50.

17.	SENIOR SECURED CONVERTIBLE CREDIT FACILITY

As of June 25, 2022 and June 26, 2021, senior secured convertible credit facility consists of the following:

	Tranche	2022	2021
Senior secured convertible notes dated April 23, 2019, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	1A	$22,880,556	$21,112,530

Senior secured convertible notes dated May 22, 2019, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	1B	98,542,422	91,185,378

Senior secured convertible notes dated July 12, 2019, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	2	32,043,996	29,580,445

Senior secured convertible notes dated November 27, 2019, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	3	12,408,091	11,454,144

Senior secured convertible notes dated March 27, 2020, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	4	14,594,985	13,496,906

Amendment fee converted to senior secured convertible notes dated October 29, 2019, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	-	23,424,438	21,623,561

Senior secured convertible notes dated April 24, 2020, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	IA-1	3,275,857	3,027,003

Senior secured convertible notes dated September 14, 2020, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	IA-2	6,334,980	5,847,933

Restatement fee issued in senior secured convertible notes dated March 27, 2020, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	-	9,888,919	9,104,665

Second restatement fee issued in senior secured convertible notes dated July 2, 2020, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	-	2,190,380	2,021,984

Third restatement fee issued in senior secured convertible notes dated January 11, 2021, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	-	12,320,154	11,372,828

Total Drawn on Senior Secured Convertible Credit Facility		237,904,778	219,827,377

Less Unamortized Debt Discount		(105,899,115)	(49,005,984)

Senior Secured Convertible Credit Facility, Net		$132,005,663	$170,821,393

A reconciliation of the beginning and ending balances of senior secured convertible credit facility for the years ended June 25, 2022 and June 26, 2021 is as follows:

	Tranche 1	Tranche 2	Tranche 3	Tranche 4	Incremental Advance - 1	Incremental Advance - 2	3rd Advance	Amendment Fee Notes	Restatement Fee Notes	2nd Restatement Fee Notes	TOTAL
Balance as of June 27, 2020	$102,833,447	$25,352,687	$9,680,433	$286,691	$2,168,540	$-	$-	$18,964,600	$7,082,065	$-	$166,368,463

Cash Additions	-	-	-	-	-	5,420,564	10,937,127	-	-	-	16,357,691
Repayments	(8,000,000)	-	-	-	-	-	-	-	-	-	(8,000,000)
Principal Reallocation	585,058	(3,276)	(1,277)	(404,451)	(340)	(589)	-	(2,395)	(24,084)	(148,646)	-
Fees Capitalized to Debt Related to Debt Modifications	-	-	-	-	-	(468,564)	(937,127)	-	-	-	(1,405,691)
Paid-In-Kind Interest Capitalized	11,925,650	3,012,776	1,166,607	1,401,357	290,061	427,165	435,701	2,202,363	928,886	170,630	21,961,196
Net Effect on Debt from Extinguishment	4,812,996	962,750	497,175	2,167,870	(453,979)	-	-	455,792	630,758	2,000,000	11,073,362
Equity Component Debt - New and Amended	(23,562,662)	(6,147,968)	(2,480,673)	(2,839,499)	(1,296,844)	(3,239,507)	(7,694,405)	(4,337,438)	(4,551,977)	-	(56,150,973)
Cash Paid for Debt Issuance Costs	-	-	-	-	-	(175,000)	(200,000)	-	-	-	(375,000)
Amortization of Debt Discounts	9,306,004	2,089,165	854,194	1,794,998	684,720	1,231,345	1,539,902	1,690,108	1,800,653	1,256	20,992,345

Balance as of June 26, 2021	$97,900,493	$25,266,134	$9,716,459	$2,406,966	$1,392,158	$3,195,414	$4,081,198	$18,973,030	$5,866,301	$2,023,240	$170,821,393

Paid-In-Kind Interest Capitalized	9,278,324	2,498,848	967,614	1,114,155	244,132	472,233	918,515	1,826,681	831,571	209,826	18,361,899
Net Effect on Debt from Extinguishment	730,188	1,036,340	463,655	(6,023,142)	(1,634,070)	(1,528,691)	(3,386,103)	175,528	(2,243,726)	160	(12,409,861)
Equity Component Debt - New and Amended	(25,909,107)	(6,956,945)	(2,693,872)	3,709,995	218,454	(1,684,086)	(805,481)	(5,085,586)	(2,181,419)	-	(41,388,047)
Net Effect on Debt from Derivative	(5,665,272)	(1,495,087)	(578,928)	(680,963)	(152,843)	(295,573)	(574,825)	(1,092,922)	(461,390)	(102,197)	(11,100,000)
Cash Paid for Debt Issuance Costs	(1,331,576)	(351,408)	(136,072)	(160,055)	(35,924)	(69,472)	(135,108)	(256,882)	(108,446)	(19,650)	(2,604,593)
Amortization of Debt Discounts	5,175,536	1,220,474	478,223	684,871	192,678	343,773	744,785	972,560	508,820	3,152	10,324,872

Balance as of June 25, 2022	$80,178,586	$21,218,356	$8,217,079	$1,051,827	$224,585	$433,598	$842,981	$15,512,409	$2,211,711	$2,114,531	$132,005,663

On March 22, 2019, the Company signed a binding term sheet for a senior secured convertible credit facility (the “Convertible Facility”) of up to $250,000,000 from funds managed by Gotham Green Partners (“GGP”), an investor in the global cannabis industry. The Company subsequently entered into a definitive agreement on April 23, 2019 and closed on a portion of the initial funding tranche.

Under the definitive terms, Notes were issuable in up to five tranches, with each tranche being issuable at the option of the Company, subject to certain conditions and, in certain cases, price thresholds for the Class B Subordinate Voting Shares of the Company. The initial tranche, which the Company and MM CAN drew down on April 23, 2019 and May 22, 2019, was for gross proceeds of $100,000,000 (“Tranche 1”).

All Notes have a maturity date of 36 months from the Closing Date (the “Maturity Date”), with a 12-month extension feature available to the Company on certain conditions, including payment of an extension fee of 1.0% of the principal amount under the outstanding Notes. All Notes will bear interest from their date of issue at LIBOR plus 6.0% per annum. During the first 12 months, interest was paid-in-kind (“PIK”) at the Company’s option such that any amount of PIK interest was added to the outstanding principal of the Notes. The Company had the right after the first year, to prepay the outstanding principal amount of the Notes prior to maturity, in whole or in part, upon payment of 105% of the principal amount in the second year and 103% of the principal amount thereafter.

The Notes (including all accrued interest and fees thereon) is convertible, at the option of the holder, into Subordinate Voting Shares at any time prior to the close of business on the last business day immediately preceding the Maturity Date. The conversion price for each tranche of Notes is determined based upon a predefined formula as defined in the agreement immediately prior to funding of each tranche.

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

Upon issuance of Notes pursuant to any tranche, the lenders were issued share purchase warrants of the Company (“Warrants”), each of which would be exercisable to purchase one Subordinate Voting Share for 36 months from the date of issue. The number of Warrants issued represented an approximate 50% Warrant coverage for each tranche. The exercise prices for each tranche of Warrants are determined based upon a predefined formula as defined in the agreement immediately prior to funding of each tranche.

In connection with Tranche 1, the Company issued to the lenders 10,086,066 Warrants with an exercise price per share equal to $3.72 and 42,913,752 Warrants with an exercise price per share equal to $4.29. Under ASC Topic 815, the conversion option and warrants were recorded as an equity instrument. In addition, the Company paid cash financing fees of $2,276,757 and issued 1,748,251 Subordinate Voting Shares valued at an aggregate price of $3,979,119 using the trading share price of the Company at the issuance date. The cash consideration and Subordinate Voting Shares issued were allocated between debt and equity.

As additional consideration for the purchase of the Notes, at the time of each Tranche closing, the lenders were paid an advance fee of 1.5% of the principal amount of the Notes purchased in such Tranche. While the Notes are outstanding, the lenders are entitled to the collective rights (a) to nominate an individual to the board of directors of the Company, and (b) to appoint a representative to attend all meetings of the board of directors in a non-voting observer capacity. The Notes and the Warrants, and any Subordinate Voting Shares issuable as a result of a conversion of the Notes or exercise of the Warrants, were subject to a four-month hold period from the date of issuance of such Notes or such Warrants, as applicable, in accordance with applicable Canadian securities laws.

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

On October 29, 2019, the Company completed the second amendment of the Convertible Facility with GGP (the “Second Amendment”) wherein certain reporting and financial covenants were modified. The Amendment removed the senior debt to market capitalization ratio covenant. The conversion of any portion of the obligations into shares became restricted until on or after October 29, 2020. As a result of the Second Amendment, the Company obtained the right to repay, in whole or in part, the outstanding principal amount of the Note together with accrued and unpaid interest and fees, plus the applicable premium which is five percent (5%) of the principal amount being repaid before the second anniversary of the date of issuance of each convertible note, and three percent (3%) of the principal amount being repaid thereafter. The amount of available credit in the remaining tranches was amended to $10,000,000 for Tranche 3 and $115,000,000 for Tranche 4, of which the full amount of Tranche 3 was funded on November 27, 2019. The aggregate amount available to be borrowed remained the same. Further, the Second Amendment provided that the funding of Tranche 4 will require the consent of both the Company and the lenders under the Convertible Facility. The new terms of the Second Amendment did not qualify as a substantial modification under ASC Subtopic 470-50.

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

In connection with each Incremental Advance, the Company will also issue share purchase warrants (“Incremental Warrants”) representing 100% coverage on the aggregate principal amount of such Incremental Advance, each of which will be exercisable to purchase one Subordinate Voting Share for a period of five (5) years from the date of issuance, at an exercise price per Subordinate Voting Share equal to the Restatement Conversion Price for such Incremental Advance. In addition, as any Incremental Advances are funded, the relative portion of the existing share purchase warrants issued under the Convertible Facility and outstanding prior to Tranche 4 (the “Existing Warrants”) will be cancelled and replaced by new share purchase warrants of the Company (the “Replacement Warrants”), each of which will be exercisable to purchase one Subordinate Voting Share for a period of five (5) years from the date of issuance at an exercise price equal to the Restatement Conversion Price for such Incremental Advance. The Incremental Warrants, including the Tranche 4 Warrants, and the Replacement Warrants will be exercisable on a cashless (net exercise) basis. In addition, if the Company’s retail operations achieve two (2) consecutive three-month periods of positive after-tax free cash flow during any time prior to the expiry date for the Replacement Warrants, then all outstanding Replacement Warrants will be automatically cancelled upon achieving the milestone.

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

On July 2, 2020, the Company amended and restated the securities purchase agreement with GGP under the Convertible Facility (the “Fourth Amendment”) wherein the minimum liquidity covenant was waived until September 30, 2020 and resetting at $5,000,000 thereafter with incremental increases on March 31, 2021 and December 31, 2021. The payment-in-kind feature on the Convertible Facility was also extended, such that 100% of the cash interest due prior to June 2021 will be paid-in-kind and 50% of the cash interest due thereafter will be paid-in-kind. The Fourth Amendment released certain assets from its collateral to allow greater flexibility to generate proceeds through the sale of non-core assets. The Fourth Amendment allows for immediate prepayment of amounts under the Convertible Facility with a 5% prepayment penalty until 2nd anniversary of the Fourth Amendment and 3% prepayment penalty thereafter. As part of the Fourth Amendment, holders of notes under the Convertible Facility were provided down-round protection where issuances of equity interests (including securities that are convertible or exchangeable for equity interests) by the Company at less than the higher of (i) lowest conversion price under the amended and restated notes of the Convertible Facility amendment dated March 27, 2020 and (ii) the highest conversion price determined for any incremental advances, will automatically adjust the conversion/exercise price of the previous tranches and incremental tranche 4 warrants and the related replacement warrants to the price of the newly issued equity interests. Certain issuances of equity interests are exempted such as issuances to existing lenders, equity interests in contemplation at the time of Fourth Amendment and equity interests issued to employees, consultants, directors, advisors or other third parties, in exchange for goods and services or compensation. Pursuant to ASU 2017-11, the down-round protection was not considered a derivative and was recognized when the down-round protection adjustments were triggered.

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

As a result of the amendments during fiscal year ended June 27, 2020, all convertible notes had a maturity date of 36 months from April 23, 2019 (the “Maturity Date”), with a twelve-month extension feature available to the Company on certain conditions, including payment of an extension fee of 1.0% of the principal amount under the outstanding Convertible Facility, provided that if the Tranche 4 Notes and Funding Commitments reach at least $100,000,000 in the aggregate, GGP will have certain options to extend the Maturity Date up to April 23, 2027. The Convertible Facility will bear interest from their date of issue at LIBOR plus 6.0% per annum. During the first twelve months, interest may be PIK at the Company’s option such that any amount of PIK interest will be added to the outstanding principal of the Convertible Facility. The Company had the right after the first year, to prepay the outstanding principal amount of the Convertible Facility prior to maturity, in whole or in part, upon payment of 105% of the principal amount in the second year and 103% of the principal amount thereafter. The Notes (including all accrued interest and fees thereon) were then convertible, at the option of the holder, into Subordinate Voting Shares at any time prior to the close of business on the last business day immediately preceding the Maturity Date.

On May 11, 2021, the Company entered into an agreement letter (the “Letter”) with GGP. Pursuant to the Letter with GGP, the Company received reprieve from certain potential non-compliance with certain covenants under the Fifth Amendment dated January 11, 2021, such as potential non-compliance with certain reporting and notice requirements, pay certain liabilities when due, deliver control agreements for certain bank accounts, obtain consent from the lenders prior to hiring certain executives, obtain consent from the lenders for certain matters and related items. No amounts were paid by the Company for the Letter.

On August 17, 2021, the Company announced that Tilray Brands, Inc. (“Tilray”) acquired a majority of the outstanding senior secured convertible notes (the “Notes”) under the Convertible Facility with GGP. Under the terms of the transaction, a newly formed limited partnership (the “SPV”) established by Tilray and other strategic investors acquired an aggregate principal amount of approximately $165,800,000 of the Notes and warrants issued in connection with the Convertible Facility, representing 75% of the outstanding Notes and 65% of the outstanding warrants under the Convertible Facility. Specifically, Tilray’s interest in the SPV represents rights to 68% of the Notes and related warrants held by the SPV, which are convertible into, and exercisable for, approximately 21% of the outstanding Subordinate Voting Shares of MedMen upon closing of the transaction. Tilray also has the right to appoint two non-voting observers of the Company’s Board of Directors.

In connection with the sale of the Notes, the Company amended and restated the securities purchase agreement with GGP (“A&R 4”, or the “Sixth Amendment”) to, among other things, extend the maturity date to August 17, 2028, eliminate any cash interest obligations and instead provide for PIK interest, eliminate certain repricing/down-round provisions, and eliminate and revise certain restrictive covenants. All or a portion of the Notes and unpaid accrued interest are convertible into Subordinate Voting Shares at the option of the Note holder prior to the Notes repayment. The conversion price of the Notes and unpaid and accrued PIK interest prior to A&R 4 ranges from $0.1529 to $0.3400. Accrued payment-in-kind interest on the Notes incurred after A&R 4 will be convertible at price equal to the higher of 1) the trailing 30-day volume weighted average price of the Subordinate Voting Shares, and 2) lowest discounted price available pursuant to the pricing policies of the CSE. A&R 4 PIK was classified as a liability in accordance with ASC Topic 480. The Notes may not be prepaid until the federal legalization of cannabis. Under A&R 4, the Company is subject to certain financial covenants including minimum liquidity and maintenance of the annual budget, and certain negative covenants, including restrictions on incurring liens, debt and contingent obligations, sale of assets, conducting mergers, investments and affiliate transactions, making certain payments, organizational changes, and sale-leaseback transactions. The Sixth Amendment was deemed to be a substantial modification under ASC Subtopic 470-50 and the Company recorded a gain on extinguishment of debt in the amount of $12,409,861 for the year ended June 25, 2022.

The Notes also provide the holders with a top-up (“Top-up”) right to acquire additional Subordinate Voting Shares and a preemptive (“Preemptive”) right with respect to future financings of the Company, subject to certain exceptions, upon the issuance by MedMen of certain Subordinate Voting Shares or Subordinate Voting Share-linked securities. Top-up rights provides the Note holders warrants for the number of Subordinate Voting Shares that maintains the Note holders their as-if converted ownership percentage of Subordinate Voting Shares (the “Top-up Warrants”). The Top-up Warrants exercise price is equal to the issue or conversion price of the Subordinate Voting Shares that triggered the Top-up Warrants. The Top-up Warrants expire at the earlier of five years or the date cannabis possession is federally legal. Preemptive rights allow the Note holders a first right to acquire its pro rata portion of certain future Subordinate Voting Share issuances at the price proposed by the Company. The Top-up and Preemptive rights were bifurcated from the Notes and classified as derivatives due to the variability in the number of shares and price in accordance with ASC Topic 815, “Derivatives and Hedging”. See “Note 14 – Derivative Liabilities” for further discussion.

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

On April 21, 2021, the Company cancelled existing warrants issued to GGP pursuant to the Fifth Amendment of the Senior Secured Credit Facility. The following warrants were immediately and automatically cancelled in the amounts of 32,451,923, 6,490,385, 16,875,000 and 41,967,832 which were exercisable at $0.26, $0.26, $0.20 and $0.16, respectively.

Warrants issued pursuant to the Third Amendment may be exercised at the election of their holders on a cashless basis. All Existing and Replacement Warrants issued in connection with the Convertible Facility met the scope exception under ASC Topic 815 and classified as equity instruments. The warrants are measured at fair value and recorded as a debt discount in connection with the Convertible Facility. See “Note 19 – Share-Based Compensation” for further information regarding the valuation method and assumptions used in determining the fair value of these equity instruments.

While the Notes are outstanding, the lenders were entitled to the collective rights to (a) nominate an individual to the Board of Directors of the Company, and (b) appoint a representative to attend all meetings of the Board of Directors in a non-voting observer capacity. Pursuant to the Side Letter executed on October 29, 2019 in conjunction with the Third Amendment, GGP had the right to nominate a majority of the Company’s Board of Directors while the aggregate principal amount outstanding under the Notes being more than $25,000,000. The Side Letter was superseded by the terms and arrangements entered into in conjunction with the Sixth Amendment. The Notes are secured by substantially all assets of the Company.

The Notes and the Warrants, and any Subordinate Voting Shares issuable as a result of a conversion of the Notes or exercise of the Warrants, were subject to a four-month hold period from the date of issuance of such Notes or such Warrants, as applicable, in accordance with applicable Canadian securities laws. Closing of any tranche of the Convertible Facility subsequent to Tranche 1 is subject to certain conditions being satisfied including, but not limited to, there is no event of default, reconfirmation of representations and warranties and compliance with applicable covenants and agreements.

18.	SHAREHOLDERS’ EQUITY

Authorized

The authorized share capital of the Company is comprised of the following:

Unlimited Number of Class B Subordinate Voting Shares

Holders of Class B Subordinate Voting Shares (“Subordinate Voting Shares” or “Class B Shares”) are entitled to notice of and to attend at any meeting of the shareholders of the Company, except a meeting of which only holders of another particular class or series of shares of the Company will have the right to vote. At each such meeting, holders of Subordinate Voting Shares are entitled to one vote in respect of each Subordinate Voting Share held. As long as any Subordinate Voting Shares remain outstanding, the Company will not, without the consent of the holders of the Subordinate Voting Shares by separate special resolution, prejudice or interfere with any right attached to the Subordinate Voting Shares. Holders of Subordinate Voting Shares are entitled to receive as and when declared by the directors of the Company, dividends in cash or property of the Company. In the event of the liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, or in the event of any other distribution of assets of the Company among its shareholders, the holders of Class B Subordinate Voting Shares shall, subject to the prior rights of the holders of any shares of the Company ranking in priority rights of the holders of any shares of the Company ranking in priority to the Class B Shares (including without restriction the Class A Super Voting Shares) be entitled to participate ratably along with all other holders of Class B Shares.

Unlimited Number of Class A Super Voting Shares

The Company is authorized to issue unlimited Class A Super Voting Shares. Holders of Super Voting Shares are entitled to 1,000 votes in respect of each Super Voting Share held. The Company has the option to redeem the Super Voting Shares at a fixed rate of $0.10119 per share. As of June 25, 2022 and June 26, 2021, there are no Super Voting Shares outstanding.

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

2,000,000,000 Units of MM CAN USA Redeemable Shares

The Company’s subsidiary, MM CAN USA, Inc. has two authorized classes of units, Class A and Class B Redeemable Stock with a $0.001 USD par value, having an authorized limit of 1,000,000,000 units each. Class A Units are not redeemable, while Class B Redeemable Units are redeemable into shares of the Company’s Class B Subordinate Voting Shares. Holders of Class B Redeemable Units can redeem at their election. There are no mandatory redemption features. Class A Units are entitled to vote per unit held while Class B Redeemable Units are non-voting. Each Class recognizes on a pro-rata basis dividends when declared. Upon the dissolution or liquidation of the Corporation, whether voluntary or involuntary, holders of Class B Redeemable Units, together with holders of Class A Units on a pro-rata basis, will be entitled to receive all assets of the Corporation available for distribution to its shareholders.

Unlimited Number of MM Enterprises USA Common Units

The Company’s subsidiary, MM Enterprises USA has one authorized class of units being Common Units. Common Units contain no voting rights and are redeemable into Class B Redeemable Units of MM CAN USA, Inc. or of the Company’s Class B Subordinate Voting Shares. Distributions to members, upon the dissolution or liquidation of the Company, whether voluntary or involuntary may be declared by out of distributable cash or other funds or property legally available therefor in such amounts and on such terms as the Company shall determine using such record date as the Company may designate on a pro-rata basis in accordance with each member’s percentage interest in the Company.

Issued and Outstanding

A reconciliation of the beginning and ending issued and outstanding shares is as follows:

	Subordinate Voting Shares	Super Voting Shares	MM CAN USA Class B Redeemable Units	MM Enterprises USA Common Units
Balance as of June 27, 2020	403,907,218	815,295	236,123,851	725,016

Cancellation of Super Voting Shares	-	(815,295)	-	-
Shares Issued for Cash	89,050,000	-	-	-
Shares Issued to Settle Debt and Accrued Interest	4,305,148	-	-	-
Shares Issued to Settle Accounts Payable and Liabilities	17,872,181	-	-	-
Redemption of MedMen Corp Redeemable Shares	175,140,972	-	(175,140,972)	-
Shares Issued for Vested Restricted Stock Units	11,658,293	-	-	-
Shares Issued for Exercise of Warrants	8,807,605	-	34,229,722	-
Shares Issued for Conversion of Debt	16,014,663	-	-	-
Stock Grants for Compensation	110,294	-	-	-

Balance as of June 26, 2021	726,866,374	-	95,212,601	725,016

Shares Issued for Cash, Net of Fees	406,249,973	-	-	-
Shares Issued to Settle Debt and Accrued Interest	43,331,119	-	-	-
Shares Issued to Settle Accounts Payable and Liabilities	45,874,448	-	-	-
Equity Component of Debt - New and Amended	8,021,593	-	-	-
Redemption of MedMen Corp Redeemable Shares	30,146,495	-	(30,146,495)	-
Shares Issued for Vested Restricted Stock Units and Cashless Exercise of Options	11,894,834	-	-	-
Shares Issued for Exercise of Warrants	8,807,605	-	-	-
Shares Issued for Conversion of Debt	16,014,665	-	-	-
Stock Grants for Compensation	4,216,844	-	-	-

Balance as of June 25, 2022	1,301,423,950	-	65,066,106	725,016

Cancellation of Super Voting Shares

Effective as of December 10, 2020, the Company cancelled the remaining 815,295 Class A Super Voting Shares that were granted via proxy to Benjamin Rose wherein no consideration was paid. The effect of the cancellation was recognized as a reduction in the mezzanine equity for the book value of $82,500 and the difference over the repurchase price of nil was recorded to additional paid-in capital. There was no effect on total shareholders’ equity as a result of this cancellation. As of June 25, 2022 and June 26, 2021, there are no outstanding Class A Super Voting Shares.

Private Placements

Fiscal Year 2021

Effective as of February 16, 2021, the Company executed the sale of 7,800,000 units through an investor agreement for a purchase price of $0.37 per share or aggregated total proceeds of approximately $2,866,000. Each unit consisted of one Class B Subordinate Voting Share and one share purchase warrant. Each warrant permits the holder to purchase one additional Class B Subordinate Voting Share at an exercise price of $0.46 per share for a period of five years from the date of issuance. The warrants were classified within shareholders’ equity as additional-paid-in-capital in accordance with ASC Subtopics Topic 815-10, “Derivatives and Hedging - Overall” (“ASC Subtopic 815-10”) and recorded at fair value.

Effective as of March 18, 2021, the Company executed the sale of 50,000,000 units (“Private Placement Units”) and 50,000,000 warrants that were granted through a separate private placement for a purchase price of C$0.40 per Private Placement Unit for aggregated total proceeds of approximately C$20,000,000 (or $16,019,597 U.S. dollars). Each Private Placement Unit consisted of one Class B Subordinate Voting Share and one share purchase warrant of the Company (“Private Placement Warrant”). Each Private Placement Warrant entitles the holder to purchase one Subordinate Voting Share at an exercise price of C$0.50 for a period of three years following the closing of the transaction. See “Note 14 – Derivative Liabilities” for further information.

Effective as of May 17, 2021, the Company executed the sale of 31,250,000 units and 31,250,000 warrants that were granted through a subscription agreement for a purchase price of $0.32 or aggregated total proceeds of approximately $10,000,000. Each unit consisted of one Class B Subordinate Voting Share and one share purchase warrant of the Company. Each warrant entitles the holder to purchase one Subordinate Voting Share at an exercise price of $0.35 for a period of three years following the closing of the transaction. The warrants were classified within shareholders’ equity as additional-paid-in-capital in accordance with ASC Subtopic 815-10 and recorded at fair value.

Fiscal Year 2022

Effective as of August 17, 2021, the Company entered into subscription agreements with various investors led by Serruya Private Equity Inc. (“SPE”) to purchase $100,000,000 units (each, a “Unit”) of the Company at a purchase price of $0.24 per Unit (the “Private Placement”) wherein each Unit consisted of one Class B Subordinate Voting Share and one-quarter share purchase warrant. Each warrant permits the holder to purchase one additional Subordinate Voting Share at an exercise price of $0.288 per share for a period of five years from the date of issuance. The warrants were classified within shareholders’ equity as additional paid-in capital in accordance with ASC Subtopic 815-10 and recorded at fair value. The Company issued a total of 416,666,640 Subordinate Voting Shares and 104,166,660 warrants for gross proceeds of $100,000,000, including the settlement of the unsecured promissory note of $5,000,000. Refer to “Note 16 – Notes Payable” for further information on the promissory note. The Company incurred stock issuance costs of $5,352,505, excluding the Backstop Commitment fee noted below, which were recorded as reductions in additional paid-in capital. Accordingly, the Company received proceeds in connection with the private placement totaling $89,647,495 net of fees during the fiscal year ended June 25, 2022. In connection with private placement, S5 Holdings LLC, an entity controlled by Michael Serruya, has the ability to nominate an individual to serve on the Company’s Board of Directors for so long as their diluted ownership percentage is at least 9%.

Each Unit issued to certain funds associated with SPE consisted of one Class B Subordinate Voting Share and one-quarter of one share purchase warrant, plus a proportionate interest in a short-term warrant (the “Short-Term Warrant”). At the option of the holders and upon payment of $30,000,000, the Short-Term Warrant entitled the holders to acquire (i) an aggregate of 125,000,000 Units at an exercise price of $0.24 per Unit, or (ii) $30,000,000 principal amount of notes at par, convertible into 125,000,000 Subordinate Voting Shares at a conversion price of $0.24 per share under the terms of the Convertible Facility. The proceeds from the exercise of the Short-Term Warrant, less fees and expenses, must have been used to repay the senior secured term loan with Hankey Capital if any indebtedness is then outstanding. The Short-Term Warrant was classified as a liability in accordance with ASC Subtopic 815-10 and recorded at fair value in the amount of $19,400,000. See “Note 14 – Derivative Liabilities” for further information. The Short-Term Warrant expired unexercised on December 31, 2021. The previously recorded derivative liability was reversed with the offsetting adjustment recorded in Non-Operating (Income) Expense in the Consolidated Statements of Operations.

Certain investors associated with SPE agreed to backstop the Private Placement (the “Backstop Commitment”). In consideration for providing the Backstop Commitment, the Company paid a fee of $2,500,000 in the form of 10,416,666 Class B Subordinate Voting Shares at a price of $0.24 per share. The shares issued were recorded as a reduction in additional paid-in capital.

Cashless Exercise of Warrants

During the fiscal year ended June 26, 2021, 50,078,058 warrants were exercised on a cashless basis for 34,229,722 MM CAN USA Class B Redeemable Shares, of which 30,697,023 were redeemed for Class B Subordinate Voting Shares. During the fiscal year ended June 25, 2022, there were no such issuances.

Non-Controlling Interests

Non-controlling interest represents the net assets of the subsidiaries that the holders of the Subordinate Voting Shares do not directly own. The net assets of the non-controlling interest are represented by the holders of MM CAN USA Redeemable Shares and the holders of MM Enterprises USA Common Units. Non-controlling interest also represents the net assets of the entities the Company does not directly own but controls through a management agreement. As of June 25, 2022 and June 26, 2021, the holders of the MM CAN USA Redeemable Shares represent approximately 4.76% and 11.58%, respectively, of the Company and holders of the MM Enterprises USA Common Units represent approximately 0.05% and 0.09%, respectively, of the Company.

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

As of and for the year ended June 25, 2022, the balances of the VIEs consists of the following:

	Venice Caregivers Foundation, Inc.	LAX Fund II Group, LLC	Natures Cure, Inc.	TOTAL
Current Assets	$1,735,304	$1,067,636	$23,557,168	$26,360,108
Non-Current Assets	11,081,880	3,379,412	4,973,459	19,434,751

Total Assets	$12,817,184	$4,447,048	$28,530,627	$45,794,859

Current Liabilities	$8,736,278	$16,425,013	$5,899,771	$31,061,062
Non-Current Liabilities	9,614,164	2,269,784	1,146,320	13,030,268

Total Liabilities	$18,350,442	$18,694,797	$7,046,091	$44,091,330

Non-Controlling Interest	$(5,533,258)	$(14,247,749)	$21,484,536	$1,703,529

Revenues	$8,732,449	$1,857	$16,157,388	$24,891,694
Net (Loss) Income Attributable to Non-Controlling Interest	$(1,384,751)	$(4,868,632)	$7,190,809	$937,426

As of and for the year ended June 26, 2021, the balances of the VIEs consists of the following:

	Venice Caregivers Foundation, Inc.	LAX Fund II Group, LLC	Natures Cure, Inc.	TOTAL
Current Assets	$1,365,867	$500,648	$13,260,675	$15,127,190
Non-Current Assets	12,596,223	2,864,806	4,957,685	20,418,714

Total Assets	$13,962,090	$3,365,454	$18,218,360	$35,545,904

Current Liabilities	$8,760,561	$10,302,246	$2,778,312	$21,841,119
Non-Current Liabilities	9,350,037	2,442,330	1,146,320	12,938,687

Total Liabilities	$18,110,598	$12,744,576	$3,924,632	$34,779,806

Non-Controlling Interest	$(4,148,508)	$(9,379,122)	$14,293,728	$766,098

Revenues	$9,247,506	$-	$14,620,618	$23,868,124
Net (Loss) Income Attributable to Non-Controlling Interest	$1,776,677	$(3,308,795)	$7,514,101	$5,981,983

The net change in the consolidated VIEs and other non-controlling interest are as follows for the year ended June 25, 2022:

	Venice Caregivers Foundation, Inc.	LAX Fund II Group, LLC	Natures Cure, Inc.	Other Non- Controlling Interests	TOTAL
Balance as of June 26, 2021	$(4,148,508)	$(9,379,122)	$14,293,728	$(446,159,697)	$(445,393,599)

Net Income (Loss)	(1,384,751)	(4,868,632)	7,190,809	(16,644,730)	(15,707,304)

Share-Based Compensation	-	-	-	1,102,219	1,102,219
Redemption of MedMen Corp Redeemable Shares	-	-	-	(10,322,089)	(10,322,089)

Balance as of June 25, 2022	$(5,533,259)	$(14,247,754)	$21,484,537	$(472,024,297)	$(470,320,773)

The net change in the consolidated VIEs and other non-controlling interest are as follows for the year ended June 26, 2021:

	Venice Caregivers Foundation, Inc.	LAX Fund II Group, LLC	Natures Cure, Inc.	Other Non- Controlling Interests	TOTAL
Balance as of June 27, 2020	$(5,925,185)	$(6,070,327)	$6,779,627	$(331,561,812)	$(336,777,697)

Net Income (Loss)	1,776,677	(3,308,795)	7,514,101	(39,434,217)	(33,452,234)

Deferred Tax Impact on Conversion Feature	-	-	-	(1,210,052)	(1,210,052)
Equity Component on Debt and Debt Modification	-	-	-	4,055,133	4,055,133
Redemption of MedMen Corp Redeemable Shares	-	-	-	(78,008,749)	(78,008,749)

Balance as of June 26, 2021	$(4,148,508)	$(9,379,122)	$14,293,728	$(446,159,697)	$(445,393,599)

Le Cirque Rouge, LP (the “OP”) is a Delaware limited partnership that holds substantially all of the real estate assets owned by the REIT, conducts the REIT’s operations, and is financed by the REIT. Under ASC Topic 810, “Consolidation”, the OP was determined to be a variable interest entity in which the Company has an implicit variable interest based on the leasing relationship and arrangement with the REIT. However, the Company is not the primary beneficiary under ASC Topic 810. Accordingly, Le Cirque Rouge, LP is not consolidated as a variable interest entity within the Consolidated Financial Statements. As of and during the fiscal years ended June 25, 2022 and June 26, 2021, the Company continues to have a variable interest in the OP and did not provide any financial or other support to the REIT other than the completion of the sale and leaseback transactions and the REIT being a lessor on various leases as described in “Note 15 – Leases”.

19.	SHARE-BASED COMPENSATION

The Company has a stock and equity incentive plan (the “Incentive Plan”) under which the Company may issue various types of equity instruments to any employee, officer, consultant, advisor or director. The types of equity instruments issuable under the Incentive Plan encompass, among other things, stock options, stock grants, and restricted stock units (together, “Awards”). Stock based compensation expenses are recorded as a component of general and administrative to the extent that the Company has not appointed a Compensation Committee, all rights and obligations under the Incentive Plan shall be those of the full Board of Directors. The maximum number of Awards that may be issued under the Incentive Plan shall be determined by the Compensation Committee or the Board of Directors in the absence of a Compensation Committee. Any shares subject to an Award under the Incentive Plan that are forfeited, cancelled, expire unexercised, are settled in cash, or are used or withheld to satisfy tax withholding obligations, shall again be available for Awards under the Incentive Plan. Vesting of Awards will be determined by the Compensation Committee or Board of Directors in absence of one. The exercise price for Awards (if applicable) will generally not be less than the fair market value of the Award at the time of grant and will generally expire after 10 years.

A summary of share-based compensation expense for the years ended June 25, 2022 and June 26, 2021 is as follows:

	2022	2021
Stock Options	$2,209,992	$2,092,273
Stock Grants for Services	754,238	55,163
Restricted Stock Grants	2,290,844	2,197,255

Total Share-Based Compensation	$5,255,074	$4,344,691

On February 1, 2020, Adam Bierman resigned as Chief Executive Officer of the Company and surrendered all Class A Super Voting Shares to the Company. See “Note 18 – Shareholders’ Equity” for further information on Mr. Bierman’s Super Voting Shares. As payment of severance to Mr. Bierman, the Company will compensate Mr. Bierman in the form of securities, of which the number of issued securities and the aggregate amount is approximately 3,700,000 of which half are in Class B Subordinate Voting Shares and half are in RSUs. The RSUs have a term of 10 years and vest when the Company’s Class B Subordinate Voting Shares have a daily VWAP of at least $2.05 for 25 consecutive days. As of June 25, 2022 and June 26, 2021, $475,650 was accrued in current liabilities for the amount owed to Adam Bierman related to the Super Voting Shares cancelled. This liability is to be settled in Class B Subordinate Voting Shares and RSUs. In addition, the Company amended the terms of the 9,661,939 LTIP Units held by Mr. Bierman wherein the vesting period was extended to 10 years from February 1, 2020.

Stock Options

A reconciliation of the beginning and ending balance of stock options outstanding is as follows:

	Number of Stock Options	Weighted-Average Exercise Price
Balance as of June 27, 2020	8,618,204	$2.78

Granted	7,858,643	$0.17
Forfeited	(1,723,887)	$(2.73)

Balance as of June 26, 2021	14,752,960	$1.40

Granted	4,084,005	$0.28
Exercised	(1,473,534)	$(0.17)
Forfeited and Expired	(8,713,758)	$(0.28)

Balance as of June 25, 2022	8,649,673	$1.35

The following table summarizes the stock options that remain outstanding as of June 25, 2022:

Security Issuable	Exercise Price	Weighted Average Remaining Life in Years	Stock Options Outstanding	Stock Options Exercisable
Subordinate Voting Shares	$5.71	6	218,923	205,588
Subordinate Voting Shares	$4.03 - $4.05	6	759,186	759,186
Subordinate Voting Shares	$3.06 - $3.84	5	943,922	892,887
Subordinate Voting Shares	$2.02 - $2.79	6	1,160,807	982,206
Subordinate Voting Shares	$1.38 - $1.99	7	202,228	139,926
Subordinate Voting Shares	$0.11 - $0.53	4	5,364,607	5,262,656
Total			8,649,673	8,242,449

For the years ended June 25, 2022 and June 26, 2021, the fair value of stock options granted with a fixed exercise price was determined using the Black-Scholes option-pricing model with the following assumptions at the time of grant:

	2022	2021
Weighted-Average Risk-Free Annual Interest Rate	0.97%	1.05%
Weighted-Average Expected Annual Dividend Yield	0.0%	0.0%
Weighted-Average Expected Stock Price Volatility	131.7%	116.5%
Weighted-Average Expected Life in Years	5.00	7.50

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

The fair value of stock options granted during the year ended June 27, 2020 with vesting contingent upon achievement of certain price targets was determined using a Monte Carlo simulation model taking into account the fair value of the Company’s Subordinate Voting Shares on the date of grant and into the future encompassing a wide range of possible future market conditions. The following assumptions were used at the time of grant:

2020
Weighted-Average Stock Price	C$2.65
Weighted-Average Probability	6.0%
Weighted-Average Term in Years	3.0
Weighted-Average Volatility	83.3%

During the years ended June 25, 2022 and June 26, 2021, the weighted-average fair value of stock options granted was $0.28 and $0.17, respectively, per option. As of June 25, 2022 and June 26, 2021, stock options outstanding have a weighted-average remaining contractual life of 4.6 years and 5.4 years, respectively.

LTIP Units and LLC Redeemable Units

A reconciliation of the beginning and ending balances of the LTIP Units and LLC Redeemable Units issued for compensation outstanding is as follows:

	LTIP Units	LLC	Weighted Average
	Issued and Outstanding	Redeemable Units	Grant Date Fair Value
Balance as of June 26, 2021 and June 25, 2022	19,323,878	725,016	$0.52

(1)	LTIP Units and LLC Redeemable Units will vest as follows:
●	19,323,878 of the LTIP Units will vest contingent upon achievement of certain price targets in respect of the Subordinate Voting Shares, whereby one third of such aggregate LTIP Units will vest when the price of the Subordinate Voting Shares reaches C$10 in the open market, another third will vest when such share price reaches C$15 in the open market and the final third will vest when such share price reaches C$20 in the open market. Such share price will be determined as a 5-day volume weighted-average trading price on any exchange on which the Subordinate Voting Shares are traded. 9,661,939 of the LTIPs were modified to extend the vesting periods to 10 years from the modification date of February 1, 2020.

Restricted Stock Units

During the years ended June 25, 2022 and June 26, 2021, the Company granted an entitlement to 19,288,397 and 31,632,112, respectively, of restricted Subordinate Voting Shares to certain officers and directors. A reconciliation of the beginning and ending balance of restricted stock units outstanding is as follows:

	Issued and Outstanding	Vested (1)	Weighted-Average Fair Value
Balance as of June 27, 2020	7,159,164	192,459	$0.68

Granted	31,632,112	-	$0.17
Forfeiture of Restricted Stock (2)	(6,244,589)	-	$0.19
Redemption of Vested Stock	(11,658,293)	(11,658,293)	$(0.21)
Vesting of Restricted Stock	-	12,363,128	$0.24

Balance as of June 26, 2021	20,888,394	897,294	$0.24

Granted	19,288,397	-	$0.32
Forfeiture of Restricted Stock (2)	(17,564,682)	-	$0.27
Redemption of Vested Stock	(11,613,626)	(11,613,626)	$(0.42)
Vesting of Restricted Stock	-	14,746,792	$0.35

Balance as of June 25, 2022	10,998,483	4,030,460	$0.20

(1)	Restricted stock units will vest as follows:
●	3,000,000 of the restricted stock units will vest as follows: one-fourth upon the 12-month employment anniversary, with the remaining three-fourths vesting in amounts of one third each when the trading price of the Subordinate Voting Shares on the then current stock exchange at any time during the term of employment reaches a minimum of C$10, C$15 and C$20, respectively.
●	46,331 of the restricted stock units on July 11, 2018 will vest in four (4) equal quarterly installments on each three-month anniversary of the Date of Grant.
●	131,859 of the restricted stock units on August 29, 2018 will vest in four (4) equal quarterly installments on each three-month anniversary of the Date of Grant.
●	918,785 of the restricted stock units will vest ratably as follows: one-fourth within 30-days of the grant date, with the remaining three-fourths in three equal installments on every anniversary of the grant date, beginning on December 18, 2018 and concluding with all restricted stock units being fully vested on December 18, 2021.
●	23,082 of the restricted stock units will vest on a straight-line basis, beginning on January 3, 2019, and concluding with all restricted stock units being fully vested on August 28, 2019.
●	162,455 of the restricted stock units will vest as follows: one-fourth of the total number of restricted stock shall vest on March 26, 2019. Thereafter, 1/36 of the remainder shall vest on the first day of each month over a period of three years until all restricted stock shall have vested.
●	72,202 of the restricted stock units will vest as follows: one-fourth of the total number of restricted stock shall vest on May 7, 2019. Thereafter, 1/36 of the remainder shall vest on the first day of each month over a period of three years until all restricted stock shall have vested.
●	5,458,749 of the restricted stock units will vest as follows on the first anniversary of the grant date, December 10, 2020.
●	1,885,408 of the restricted stock units will vest as follows: on the second anniversary of the grant date, July 30, 2021.
●	50,181 of the restricted stock units will vest as follows: on the first anniversary of the grant date, August 26, 2020.
●	49,616 of the restricted stock units will vest as follows: on August 1, 2021.
●	28,210,512 of restricted stock units vest 37.5%, 12.5%, 37.5%, 12.5% on the 1st, 2nd, 3rd and 4th anniversary, respectively.
●	19,288,397 of the restricted stock units will vest 37.5% on the first anniversary, 12.5% on the second anniversary, 37.5% on the third anniversary, and 12.5% on the fourth anniversary of the grant date.
(2)	17,564,682 and 6,244,589 of the restricted stock units were forfeited upon resignation of certain employees prior to their vesting for the fiscal years ended June 25, 2022 and June 26, 2021, respectively.

For restricted stock units that have no market condition vesting, the fair value was determined using the trading value of the Subordinate Voting Shares on the date of grant. During the year ended June 25, 2022 and June 26, 2021, there were no restricted stock units with a market vesting condition.

Warrants

A reconciliation of the beginning and ending balance of warrants outstanding is as follows:

	Number of Warrants Outstanding
	Subordinate Voting Shares	MM CAN USA Redeemable Shares	TOTAL	Weighted-Average Exercise Price
Balance as of June 27, 2020	114,998,915	40,455,729	155,454,644	$0.71

Issued	260,852,951	147,508,516	408,361,467	$0.21
Exercised	(8,807,607)	(50,078,066)	(58,885,673)	$0.20
Cancelled	(107,581,650)	(40,455,723)	(148,037,373)	$0.23

Balance as of June 26, 2021	259,462,609	97,430,456	356,893,065	$0.33

Issued	111,149,227	-	111,149,227	$0.28
Exercised	(8,807,607)	-	(8,807,607)	$(0.18)
Expired	(9,099,874)	-	(9,099,874)	$(3.85)

Balance as of June 25, 2022	352,704,355	97,430,456	450,134,811	$0.25

The following table summarizes the warrants that remain outstanding as of June 25, 2022:

Security Issuable	Exercise Price	Number of Warrants	Weighted Average Remaining Life in Years	Warrants Exercisable
MM CAN USA Redeemable Shares	$0.34	40,455,732	3.1	40,455,732
MM CAN USA Redeemable Shares	$0.20	38,345,772	3.3	38,345,772
MM CAN USA Redeemable Shares	$0.15	18,628,952	3.2	18,628,952

Total MM CAN USA Redeemable Shares		97,430,456		97,430,456

Subordinate Voting Shares	$5.27	299,999	4.3	299,999
Subordinate Voting Shares	$3.16 - $3.65	2,677,535	0.1	2,677,535
Subordinate Voting Shares	$1.01 - $1.17	3,346,161	0.4	3,346,161
Subordinate Voting Shares	$0.15 - $0.46	346,380,660	3.3	346,380,660

Total Subordinate Voting Shares		352,704,355		352,704,355

Total Warrants Outstanding		450,134,811		450,134,811

The fair value of warrants exercisable for MM CAN USA Redeemable Shares was determined using the Black-Scholes option-pricing model with the following assumptions on the date of issuance:

2021
Weighted-Average Risk-Free Annual Interest Rate	0.13%
Weighted-Average Expected Annual Dividend Yield	0%
Weighted-Average Expected Stock Price Volatility	92.06%
Weighted-Average Expected Life of Warrants	1 year

The fair value of warrants exercisable for the Company’s Subordinate Voting Shares was determined using the Black-Scholes option-pricing model with the following assumptions:

Weighted-Average Risk-Free Annual Interest Rate	0.06% - 1.65%
Weighted-Average Expected Annual Dividend Yield	0%
Weighted-Average Expected Stock Price Volatility	126.28% - 175.50%
Weighted-Average Expected Life of Warrants	1 - 5 year(s)

Stock price volatility was estimated by using the historical volatility of the Company’s Subordinate Voting Shares and the average historical volatility of comparable companies from a representative peer group of publicly-traded cannabis companies and beginning March 28, 2021, was solely based on the historical volatility of the Company’s Subordinate Voting Shares. The expected life in years represents the period of time that warrants issued are expected to be outstanding. The risk-free rate was based on U.S. Treasury bills with a remaining term equal to the expected life of the warrants. 97,785,140 of warrants are cancellable if the Company meets certain cash flow metrics for nine consecutive months. The effects of contingent cancellation feature were included in determining the fair value of the related warrants. On April 21, 2021, the contingent cancellation feature was met and the related warrants were cancelled.

As of June 25, 2022 and June 26, 2021, warrants outstanding have a weighted-average remaining contractual life of 38.4 and 44.7 months, respectively.

20.	LOSS PER SHARE

The following is a reconciliation for the calculation of basic and diluted loss per share for the years ended June 25, 2022 and June 26, 2021:

	2022	2021
Net Loss from Continuing Operations Attributable to Shareholders of MedMen Enterprises, Inc.	$(149,847,651)	$(90,877,899)
Less Deemed Dividend - Down Round Feature of Warrants	-	(6,364,183)

Net Loss from Continuing Operations Available to Shareholders of MedMen Enterprises, Inc.	(149,847,651)	(97,242,082)
Net Loss from Discontinued Operations	(45,338,954)	(33,267,626)

Total Net Loss	$(195,186,605)	$(130,509,708)

Weighted-Average Shares Outstanding - Basic and Diluted	1,153,538,255	530,980,011

Loss Per Share - Basic and Diluted:

From Continuing Operations Attributable to Shareholders of MedMen Enterprises Inc.	$(0.13)	$(0.18)

From Discontinued Operations Attributable to Shareholders of MedMen Enterprises Inc.	$(0.04)	$(0.06)

Diluted loss per share is the same as basic loss per share as the issuance of shares on the exercise of convertible debentures, LTIP share units, warrants and share options is anti-dilutive.

21.	OTHER OPERATING INCOME

During the years ended June 25, 2022 and June 26, 2021, other operating income consisted of the following:

	2022	2021
Loss on Disposals of Assets	$4,452,376	$308,348
Restructuring and Reorganization Expense	2,324,266	5,038,182
(Gain) Loss on Settlement of Accounts Payable	(177,990)	579,265
Gain on Lease Terminations	(4,250,649)	(16,203,314)
Gain on Disposal of Assets Held for Sale	-	(12,338,123)
Other Income	(4,780,798)	(806,601)

Total Other Operating Income	$(2,432,795)	$(23,422,243)

During the fiscal year ended June 25, 2022, the Company recorded $4,932,319 of sublease income related to the cultivation facilities in California and Nevada in Other Income.

22.	PROVISION FOR INCOME TAXES AND DEFERRED INCOME TAXES

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

The Company has approximately gross $12,230,000 (tax effected $3,240,000) of Canadian non-capital losses and $6,000,000 (tax effected $1,620,000) of Share Issuance cost 20(1)(e) balance. The loss tax attribute has been determined to be more likely than not that the tax attribute would not yield any tax benefit. As such, the Company has recorded a full valuation allowance against the benefit. Since IRC Section 280E was not applied in the California Franchise Tax returns, the Company has approximately $22,000,000 of gross California net operating losses which begin expiring in 2033 as of June 25, 2022. The Company has evaluated the realization of its California net operating loss tax attribute and has determined under the more likely than not standard that $217,300,000 will not be realized.

Provision for income taxes consists of the following for the years ended June 25, 2022 and June 26, 2021:

	2022	2021
Current:
Federal	$(5,661,480)	$(20,173,107)
State	285,047	(3,231,255)

Total Current	(5,376,433)	(23,404,362)

Deferred:
Federal	9,214,263	15,762,423
State	3,792,499	4,241,991

Total Deferred	13,006,762	20,004,414

Total Provision for Income Tax Benefit (Expense)	$7,630,329	$(3,399,948)

As of June 25, 2022 and June 26, 2021, the components of deferred tax assets and liabilities were as follows:

	2022	2021
Deferred Tax Assets:
Sale and Leaseback	$1,040,316	$1,209,397
Net Operating Loss	15,800,323	18,947,040
Notes Payable	16,156,489	16,156,489
Fair Value of Investments	796,903	797,641
Lease Liability	16,442,102	23,036,902
Held For Sale	40,850,059	5,167,362

Total Deferred Tax Assets	91,086,192	65,314,831
Total Valuation Allowance	(70,536,266)	(43,164,332)

Net Deferred Tax Assets	$20,549,926	$22,150,499

	2022	2021
Deferred Tax Liabilities:
Property, Plant & Equipment	$(12,473,603)	$(18,492,895)
Intangible Assets	(13,358,615)	(28,243,281)
Senior Secured Convertible Credit Facility	(25,264,721)	(17,171,778)
Derivatives	(1,959,939)	-
Leases	(8,804,316)	(10,546,564)

Total Deferred Tax Liabilities	(61,861,194)	(74,454,518)

Net Deferred Tax Liabilities	$(41,311,268)	$(52,304,019)

The reconciliation between the effective tax rate on loss from operations and the statutory tax rate is as follows:

	2022	2021
Expected Income Tax Benefit at Statutory Tax Rate	$(46,010,112)	$(32,381,541)
Section 280E Permanent and Other Non-Deductible Items	50,225,557	30,846,236
State Rate	(14,667,861)	1,878,787
Effect of Held for Sale	(35,682,697)	11,413,523
Effect of ASC 842	4,852,551	3,056,613
Benefit on Recognized California Net Operating Loss	4,396,449	(9,268,041)
Interest and Penalties on Uncertain Tax Positions	1,883,850	4,629,178
Valuation Allowance	27,371,934	(6,774,807)

Reported Income Tax (Benefit) Expense	$(7,630,329)	$3,399,948

Effective Tax Rate	3.48%	(2.05)%

During the years ended June 25, 2022 and June 26, 2021, the activities related to the Company’s gross unrecognized tax benefits are as follows:

	2022	2021
Balance at Beginning of Year	$15,464,185	$15,016,935

Increase in Balance Related to Tax Positions Taken During the Year	23,444	447,250
Decrease in Balance Related to Tax Positions During Prior Year	(1,197,253)	-

Balance at End of Year	$14,290,376	$15,464,185

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, and in Canada. The Company is generally subject to audit by taxing authorities in various U.S., state, and in foreign jurisdictions for fiscal years 2013 through the current fiscal year.

As of June 25, 2022, and June 26, 2021, the total amount of gross unrecognized tax benefits was $18,642,352 and $20,093,363, respectively, including $3,300,000 and $4,400,000 of interest and penalties. As of June 25, 2022, all of the total unrecognized tax benefits, if recognized, would have an impact on the Company’s effective tax rate. The Company estimates that there will be no material changes in its uncertain tax positions in the next 12 months. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

23.	COMMITMENTS AND CONTINGENCIES

Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of these regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulations as of June 25, 2022 and June 26, 2021, marijuana regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties or restrictions in the future.

Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of June 25, 2022, there were no pending or threatening lawsuits that could be reasonably assessed to have resulted in a probable loss to the Company in an amount that can be reasonably estimated. As such, no accrual has been made in the Consolidated Financial Statements relating to claims and litigations. As of June 25, 2022, there are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party to the Company or has a material interest adverse to the Company’s interest.

In March 2020, litigation was filed against the Company in the Superior Court of Arizona, Maricopa County, related to a purchase agreement for a previous acquisition. The Superior Court of Arizona, Maricopa County granted summary judgement in favor of the Company on all counts in July 2022. The Company is currently in process of recovering certain fees and costs associated with the lawsuit from the plaintiffs. The Company believes the likelihood of a loss contingency is neither probable nor estimable. As such, no amount has been accrued in these financial statements. A trial is set in this matter for June 2022.

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

In May 2020, litigation was filed against the Company related to a purchase agreement and secured promissory note for a previous acquisition. The Company is currently defending against this lawsuit, which claims for breach of contract, breach of implied covenant of good faith and fair dealing, common law fraud and securities fraud. The plaintiffs are seeking damages for such claims in which the amount is currently not reasonably estimable. In response, the Company filed a counterclaim and is seeking entitlement to proceeds of the sale, net of amounts owed under the secured promissory note. The plaintiffs filed an appeal to the ruling on the entitlement of proceeds in excess of the secured promissory note which was dismissed. The additionally claims and counterclaims are currently in dispute. Any loss recoveries related to the Company’s counterclaim have not been recorded. In addition, net proceeds resulting from the sale was not recognized as a receivable as the amount is not reasonably estimable.

In July 2020, a complaint for fraud in the inducement, misrepresentation, breach of contract and breach of oral contract was filed in Los Angeles Superior Court in which the Company was a defendant. The parties entered into a settlement agreement in December 2021.

In September 2020 and May 2020, legal disputes were filed against the Company related to the separation of former officers in which the severance issued is currently being disputed. The Company believes the likelihood of loss is remote. As a result, no amount has been set up for potential damages in these financial statements.

In November 2020, entities affiliated with former officers of the Company initiated arbitration against a subsidiary of the Company in Los Angeles, California asserting breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, and unjust enrichment. The claimants are generally seeking damages and compensatory damages according to proof, including lost earnings and other benefits, past and future, interest on lost earnings and benefits, reasonable attorney’s fees, and such other and further relief as the court deems proper The Company asserted counter-claims, including for breach of the same management agreements. The arbitration is currently set for hearing in December 2022. The litigation is at an early stage and the likelihood of a loss contingency is remote. As a result, no amount has been set up for potential damages in these financial statements.

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

In January 2021, a general contractor filed a cross-complaint against the Company, MM Enterprises, and MME Florida, LLC in Los Angeles Superior Court alleging breach of contract, quantum meruit and implied indemnity. The cross-complaint sought payment of funds asserted to be due and owing in connection with various construction projects. In addition, in 2020 and 2021 several subcontractors filed lawsuits in Florida alleging non-payment damages in which the defendant general contractor filed cross-suits against MedMen Florida as well as third party claims against the Company. A settlement agreement and release resolving these matters was entered in April 2022.

In December 2020, a lawsuit was filed against the Company related to a previous acquisition alleging that the plaintiffs were owed additional compensation. In the complaint, the plaintiffs allege breach of contract, breach of implied covenant of good faith and fair delaying, fraud and unjust enrichment, among other causes of actions. The plaintiffs are seeking the issuance of 51,716,141 shares, which has been accrued in the Consolidated Balance Sheet as of June 25, 2022, and other monetary damages. The litigation is at an early stage and the likelihood of a loss contingency is remote. The amount of other monetary damages is not reasonably estimable and thus, no amount has been accrued in these financial statements. During the year ended June 25, 2022, the parties entered into a partial settlement in the amount of $1,050,000 of which $245,000 is remaining as of June 25, 2022 and has been accrued in the Consolidated Balance Sheet.

The Company is the defendant in several complaints filed by various of its landlords seeking rents and damages under leases. In 2020 a complaint was filed in Cook County Circuit Court, Illinois against the Company by a landlord claiming the Company had failed to meet its obligations to apply effort to obtain a retail cannabis license at a property and seeking rents and damages. The litigation is currently in the discovery phase. If the litigation is not settled or resolved, trial will likely take place During the fiscal year ended 2023. In July 2022, a complaint was filed against the Company in the United States District Court for the Southern District of New York by a landlord seeking damages under a lease on real estate located in Illinois. The Company is required to file an answer to the complaint by September 2022. Prior attempts to resolve the lease dispute with this landlord have failed. In June 2022, a complaint was filed against the Company by the Company’s landlord at its cultivation center in Utica, New York, related to an agreement to purchase land next to the cultivation center, which land was also owned by the landlord. Plaintiff seeks to enforce a land purchase agreement and seeks damages. In April 2022, the landlord at the Company’s dispensary location in Tampa, Florida, filed suit seeking damages under a lease, shortly after the Company announced its plans to sell its Florida business. The Company retained this lease and litigation following the sale of the Florida business and the litigation is at an early stage and the likelihood of a loss contingency is remote. As a result, no amount has been set up for potential damages in these financial statements.

24.	RELATED PARTY TRANSACTIONS

Pursuant to the Side Letter executed on July 2, 2020 in conjunction with the Fourth Amendment of the Convertible Facility with GGP, Wicklow Capital and GGP had the right to approve director nominees submitted by the Company. The ability to approve the nominees to the Company’s Board of Directors met the definition of control under ASC Topic 850, “Related Party Disclosures” (“ASC Topic 850”) and accordingly, Wicklow Capital is a related party of the Company.

The Company determined GGP to be a related party as a result of GGP having significant influence over the Company as of June 26, 2021. See “Note 17 – Senior Secured Convertible Credit Facility” for a full disclosure of transactions and balances related to GGP. For the years ended June 25, 2022 and June 26, 2021, there were no additional amounts incurred or due to this related party.

On August 17, 2021, Superhero Acquisition, L.P., in which Tilray and S5 Holdings LLC, an entity controlled by Michael Serruya, are investors, acquired the majority of the outstanding senior secured convertible notes and warrants held by GGP. As a result, GGP no longer held significant influence over the Company and was not considered a related party under ASC Topic 850 as of June 25, 2022. As of August 17, 2021, the Company determined Tilray to be a related party as a result of Tilray having significant influence over the Company. See “Note 17 – Senior Secured Convertible Credit Facility” for a full disclosure of the SPV and A&R 4. For the year ended June 25, 2022, there were no amounts incurred or due to this related party.

On August 17, 2021, the Company entered an equity investment through private placement led by SPE. In connection with the private placement, the Company appointed Michael Serruya, SPE’s Managing Director, as a member of its board of directors. As of August 17, 2021, the Company determined SPE to be a related party as a result of the private placement and involvement with the Board. See “Note 18 – Shareholders’ Equity” for discussion on the private placement transaction. In November 2021, the Company appointed Mr. Serruya as Chairman of the Board and Interim Chief Executive Officer. In April 2022, Mr. Serruya resigned from his position of Interim Chief Executive Officer. For the year ended June 25, 2022, the Company reimbursed Mr. Serruya $40,000 in employee reimbursable expenses and there were no amounts outstanding. For the year ended June 26, 2021, there were no amounts paid or incurred to this related party.

The Company’s Board of Directors each receive quarterly fees of $200,000 of which one-third is paid in cash and two-thirds is paid in Class B Subordinate Voting Shares.

25.	FAIR VALUE MEASUREMENTS

The following table summarizes the Company’s assets and liabilities measured at fair value as of June 25, 2022:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 25, 2022
Assets:
Cash and Cash Equivalents	$10,795,999	$-	$-	$10,795,999
Accounts Receivable	1,150,603	-	-	1,150,603
Investments	-	-	2,738,491	2,738,491
Total Assets	$11,946,602	$-	$2,738,491	$14,685,093

Liabilities:
Notes Payable	-	-	171,376,820	171,376,820
Derivative Liabilities	6,631,111	-	118,452	6,749,563
Senior Secured Convertible Credit Facility	-	-	132,005,663	132,005,663
Total Liabilities	$6,631,111	$-	$303,500,935	$310,132,046

The following table summarizes the Company’s assets and liabilities measured at fair value as of June 26, 2021:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 26, 2021
Assets:
Cash and Cash Equivalents	$11,575,138	$-	$-	$11,575,138
Accounts Receivable	916,715	-	-	916,715
Investments	-	-	3,036,791	3,036,791
Total Assets	$12,491,853	$-	$3,036,791	$15,528,644

Liabilities:
Notes Payable	-	-	180,015,328	180,015,328
Derivative Liabilities	524,035	-	6,411,485	6,935,520
Senior Secured Convertible Credit Facility	-	-	170,821,393	170,821,393
Total Liabilities	$524,035	$-	$357,248,206	$357,772,241

There were no material transfers between levels and there was no significant activity within Level 3 instruments during the periods presented. The fair values of any financial instruments presented above exclude the impact of netting assets and liabilities when a legally enforceable master netting agreement exists.

26.	SEGMENTED INFORMATION

The Company currently operates in one segment, the production and sale of cannabis products, which is how the Company’s Chief Operating Decision Maker manages the business and makes operating decisions. The Company’s cultivation operations are not considered significant to the overall operations of the Company. Intercompany sales and transactions are eliminated in consolidation.

27.	REVENUE

While the Company operates in one segment as disclosed in “Note 26 – Segment Information”, the Company is disaggregating its revenue by geographical region in accordance with ASC Topic 606, “Revenue from Contracts with Customers”. Revenue by state for the periods presented are as follows:

	2022	2021
California	$91,576,297	$85,897,952
Nevada	15,346,702	15,406,022
Illinois	16,096,998	20,797,988
Arizona	15,943,974	10,145,380
Massachusetts	1,847,718	-

Revenue from Continuing Operations	$140,811,689	$132,247,342

Revenue from Discontinued Operations	29,026,128	26,354,950

Total Revenue	$169,837,817	$158,602,292

28.	DISCONTINUED OPERATIONS

Florida

On February 28, 2022, MME Florida LLC and its parent, MM Enterprises USA, LLC, a wholly-owned subsidiary of the Company entered into an Asset Purchase Agreement (the “Agreement”) with Green Sentry Holdings, LLC, (“Buyer”) for the sale of substantially all of the Company’s Florida-based assets, including its license, dispensaries, inventory and cultivation operations, and assumption of certain liabilities, for $83,000,000. In connection with the sale transaction, the Company will license the tradename “MedMen” to Buyer for use in Florida for a period of two years, subject to termination rights. Consequently, assets and liabilities allocable to the operations within the state of Florida have been classified as a discontinued operation. All profit or loss relating to the Florida operations were eliminated from the Company’s continuing operations and are shown as a single line item in the Consolidated Statements of Operations. Of the total sales price of $83,000,000, the cash purchase price was to be used to repay a portion of the Senior Secured Term Loan Facility. On August 22, 2022, the Company announced the closing of the transaction at the final sales price of $67,000,000, which comprised of $63,000,000 in cash and $4,000,000 in liabilities to be assumed by the Buyer.

New York

On February 25, 2021, the Company entered into a definitive investment agreement (the “Investment Agreement”) to sell a controlling interest in its wholly owned subsidiary, MedMen NY, Inc., of approximately 86.7% with the option to purchase the remaining equity of approximately 13.3% that the Company will retain in MedMen NY, Inc. following the sale for a total sales price of up to $73,000,000. The aggregate sales price consisted of a cash purchase price of $35,000,000, subject to adjustments and a senior secured promissory note of $28,000,000 which shall be assigned to the holder of the Company’s term debt, Hankey Capital (“Hankey”) in partial satisfaction of the outstanding debt, and within five business days after the first sale by MedMen NY, Inc. of adult-use cannabis products at one or more of its retail store locations, additional shares of MedMen NY, Inc. would be purchased for $10,000,000 in cash. The proceeds in cash would be used to repay a portion of term debt due by the Company. On January 3, 2022, the Company announced the termination of this Investment Agreement. On January 13, 2022, the buyer filed a lawsuit with the Supreme Court of the State of New York, New York County- Commercial Division, claiming the Investment Agreement was improperly terminated and seeking specific performance of the Investment Agreement.

As of June 26, 2021, the Company recorded a goodwill impairment loss in the amount of $960,692 as a result of its assessment, of which is included as a component of impairment expense in the Consolidated Statements of Operations for Discontinued Operations.

As of June 25, 2022, the net proceeds from the sale of the Florida and New York operations will be used to repay the Company’s term loans. Accordingly, the total amount of interest expense and accretion of debt discounts allocated to discontinued operations was $25,640,747, and $25,228,736 for the years ended June 25, 2022 and June 26, 2021, respectively.

The operating results of the discontinued operations are summarized as follows:

	2022	2021
Revenue	$29,026,128	$26,354,950
Cost of Goods Sold	17,460,540	13,434,854

Gross Profit	11,565,588	12,920,096

Expenses:
General and Administrative	25,324,726	24,837,579
Sales and Marketing	355,535	127,603
Depreciation and Amortization	3,692,660	6,631,761
Impairment Expense	139,647	960,692
Gain on Disposal of Assets and Other Income	(514,630)	(13,162,864)

Total Expenses	28,997,938	19,394,771

Loss from Operations	(17,432,350)	(6,474,675)

Other Expense:
Interest Expense	16,644,249	16,228,348
Interest Income	-	(1,545)
Amortization of Debt Discount and Loan Origination Fees	8,996,498	9,000,388

Total Other Expense	25,640,747	25,227,191

Loss from Discontinued Operations Before Provision for Income Taxes	(43,073,097)	(31,701,866)
Provision for Income Tax Expense	(2,265,857)	(1,565,760)

Net Loss from Discontinued Operations	$(45,338,954)	$(33,267,626)

The carrying amounts of assets and liabilities in the disposal group are summarized as follows:

	2022	2021
Carrying Amounts of the Assets Included in Discontinued Operations:

Cash and Cash Equivalents	$1,124,076	$1,200,004
Restricted Cash	5,280	5,280
Accounts Receivable and Prepaid Expenses	334,621	406,491
Inventory	6,866,833	8,977,868

TOTAL CURRENT ASSETS (1)		10,589,643

Property and Equipment, Net	41,273,597	43,453,570
Operating Lease Right-of-Use Assets	31,543,058	34,757,529
Intangible Assets, Net	40,799,146	42,523,888
Other Assets	1,181,795	1,287,212

TOTAL NON-CURRENT ASSETS (1)		122,022,199

TOTAL ASSETS OF THE DISPOSAL GROUP CLASSIFIED AS HELD FOR SALE	$123,128,406	$132,611,842

Carrying Amounts of the Liabilities Included in Discontinued Operations:
Accounts Payable and Accrued Liabilities	$6,295,745	$14,955,999
Income Taxes Payable	1,671,380	1,697,245
Other Current Liabilities	89,069	191,172
Current Portion of Operating Lease Liabilities	4,209,512	3,488,132
Current Portion of Finance Lease Liabilities	174,000	825

TOTAL CURRENT LIABILITIES (1)		20,333,373

Operating Lease Liabilities, Net of Current Portion	56,410,071	58,460,999
Deferred Tax Liabilities	6,097,597	14,569,884
Notes Payable	11,100,000	11,100,000

TOTAL NON-CURRENT LIABILITIES (1)		84,130,883

TOTAL LIABILITIES OF THE DISPOSAL GROUP CLASSIFIED AS HELD FOR SALE	$86,047,374	$104,464,256

(1)	The assets and liabilities of the disposal group classified as held for sale are classified as current on the Consolidated Balance Sheets as of June 25, 2022 because it is probable that the sale will occur and proceeds will be collected within one year.

29.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through September 8, 2022, which is the date these Consolidated Financial Statements were issued, and has concluded that the following subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the notes to the Consolidated Financial Statements.

On July 31, 2022, the Company vacated its corporate headquarters office in Culver City, California and is currently in transition to relocating to satellite offices located adjacent to the Company’s retail stores. The Company anticipates completing its relocation during the fiscal first quarter of 2023.

On August 22, 2022, the Company announced the closing of the sale of its operations in the state of Florida at the final sales price of $67,000,000, which comprised $63,000,000 in cash and $4,000,000 in liabilities to be assumed by the Buyer.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 25, 2022, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.

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

Based upon that evaluation and the identification of the material weakness described herein, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, at the reasonable assurance level, as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of Consolidated Financial Statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that accurately and fairly reflect in reasonable detail the transactions and dispositions of the assets of our Company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurances regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on our financial statements.

Management assessed its internal control over financial reporting as of June 25, 2022, the end of its fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this assessment and the identification of the material weakness described below, management has concluded that its internal control over financial reporting was not effective as of June 25, 2022.

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

For fiscal year 2022, management identified a material weakness determining that the Company’s financial record keeping process is deficient and that it does not have effective controls over the period-end reconciliation process. The reconciliation process is not being performed in a manner that will detect and correct errors on a timely basis, including:

●	general ledgers are not being reviewed regularly for assets that may not be recoverable or viable,

●	review procedures for balance sheet account reconciliations and manual journal entries were not performed, and

●	some accounts and balances are not being reconciled regularly, and/or account reconciliations that are being completed do not properly address or adjust reconciling items.

Remediation Plan to Address Material Weaknesses in Internal Control over Financial Reporting

Management plans to implement measures designed to improve its internal control over financial reporting to remediate material weaknesses described above, by standardizing the monthly reconciliation process for material accounts and balances with formalized procedures. Material non-standard journal entries recorded in the accounting system will be reviewed for the various applicable accounting assertions including recoverability and validity.

The material weakness in the Company’s internal control over financial reporting will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, that these controls are operating effectively. The Company is working to have the material weakness remediated as soon as possible. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls will be met, and no evaluation of controls can provide absolute assurance that all control deficiencies or material weaknesses have been or will be detected. There is no assurance that the remediation will be fully effective. If these remediation efforts do not prove effective and control deficiencies and material weaknesses persist or occur in the future, the accuracy and timing of the Company’s financial reporting may be materially and adversely affected.

Despite the existence of these material weaknesses, the Company believes that the Consolidated Financial Statements included in the period covered by this Annual Report on Form 10-K fairly present, in all material respects, the financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of the Company’s registered public accounting firm due to the rules for emerging growth companies of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the fiscal fourth quarter ended June 25, 2022 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following are our executive officers and directors.

Name	Position Held with Our Company	Age
Ed Record	Chief Executive Officer and Director	53
Ana Bowman	Chief Financial Officer	53
David Hsu	Director	43
Melvin Elias	Director	53
Cameron Smith	Director	56
Michael Serruya	Director	58

Business Experience

The following is a brief overview of the education and business experience of each of our directors and executive officers during at least the past five years, including their principal occupations or employment during the period, the name and principal business of the organization by which they were employed, and certain of their other directorships:

Ed Record was appointed Chief Executive Officer in April 2022 and has been a director of the Company since November 2021. Mr. Record previously served as Executive Vice President and Chief Financial Officer at Hudson’s Bay Company from 2017 to January 2021. From 2014 until July 2017, he served as Executive Vice President and Chief Financial Officer of JC Penney. Prior to joining JC Penney, Mr. Record served in positions of increasing responsibility with Stage Stores, Inc. (apparel retailer), including Executive Vice President and Chief Operating Officer from 2010 to 2014, Chief Financial Officer from 2007 to 2010 and Executive Vice President and Chief Administrative Officer from May 2007 to September 2007. Mr. Record also served as Senior Vice President of Finance of Kohl’s Corporation (department store retailer) from 2005 to 2007. Prior to that, he served with Belk, Inc. (department store retailer) as Senior Vice President of Finance and Controller from April 2005 to October 2005 and Senior Vice President and Controller from 2002 to 2005. Mr. Record received his Bachelor of Arts in Economics from Princeton University in 1990 and an MSIA from Carnegie Mellon University in 1995. Mr. Record’s qualifications to serve on our Board include his operational and financial experience with retail companies.

Ana Bowman was appointed Chief Financial Officer in February 2022. Ms. Bowman was Vice President, Financial Reporting and FP&A at Tilray Brands, Inc., a global cannabis lifestyle and consumer packaged goods company, since April 2021, previously serving as Global Controller since April 2020. Prior to that, from September 2015 to April 2020, Ms. Bowman was Controller at Omeros Corporation, a biopharmaceutical company. Ms. Bowman received a BA in Business Administration, Accounting from the University of Washington.

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

David Hsu has been a director since November 2021. Mr. Hsu has served on the Board of Directors of Urban-Gro, Inc., where he is a member of the Audit and Compensation committees, since June 2021. Mr. Hsu completed a Certification in Financing and Deploying Clean Energy from Yale University in 2021. Prior to that, Mr. Hsu served as the Chief Operating Officer of The Cronos Group, a leading global cannabinoid company (“Cronos”), from 2016 to 2019. While at Cronos, Mr. Hsu’s primary duties included overseeing all of Cronos’s operations including construction, cultivation, and manufacturing. Prior to joining Cronos, from 2006 to 2016, Mr. Hsu served in various roles with CRG Partners (“CRG”), and later Deloitte upon Deloitte’s acquisition of CRG in 2012, including as Vice President, where he operated and managed distressed companies with revenues of more than $500.0 million. Mr. Hsu received his Bachelor of Science in Business Management from Babson College in 2003 and holds a Certification in Artificial Intelligence: Business Strategies and Applications from the University of California Berkley, which he received in 2020. Mr. Hsu’s qualifications to serve on our Board includes his prior business and management experience, as well as experience in the cannabis industry.

Cameron Smith has been a director since February 2020. Since July 2017, Mr. Smith has operated a private angel investment and advisory fund that focuses on better-for-you foods. Prior to his investment and advisory business, since October 2007, Mr. Smith was the President of Quantlab Financial, a Houston based quantitative trading company that trades globally in multiple asset classes. Mr. Smith came to Quantlab after working for various electronic markets that pioneered the introduction of fair, open, transparent stock exchanges in the United States, Europe and Canada. Mr. Smith began his career at the United States Securities and Exchange Commission and was the General Counsel for Island ECN, Inc. Mr. Smith’s qualifications to serve on our Board includes experience engaging with regulators, government and the media as an executive at various high-profile companies in the heavily regulated securities industry.

Michael Serruya was appointed to the Board in August 2021. Mr. Serruya currently serves as Managing Director of Serruya Private Equity Inc. Previously, Mr. Serruya co-founded (and remains an owner of) Yogen Früz Worldwide Inc., and co-founded CoolBrands International Inc. where from 1994 to 2000 he served as Chairman and Chief Executive Officer. CoolBrands was a leading consumer packaged goods company focused on frozen desserts, which included such brands as Weight Watchers, Eskimo Pie, Tropicana and Godiva Ice Cream. From 2013 to 2016, Mr. Serruya was Chairman and Chief Executive Officer of Kahala Brands, a multinational franchisor with over 1,400 stores globally. Kahala Brands owned Cold Stone Creamery, Taco Time and Blimpie Subs. From 2018 to 2021, Mr. Serruya was Chairman of Global Franchise Group, a multinational franchisor with over 700 stores globally. Global Franchise Group owned Round Table Pizza Royalty, Marble Slab Creamery, Hot Dog on a Stick, Pretzelmaker and MaggieMoo’s Ice Cream and Treatery. Mr. Serruya’s qualifications to serve on our Board includes his business experience in the consumer and retail industry. Michael Serruya was appointed to the Board in connection with a Board Nomination Rights Agreement with S5 Holdings LLC (“S5 Holdings”) pursuant to which so long as S5 Holdings’ and its affiliates’ diluted ownership percentage of MedMen (including the proportionate equity ownership of securities held by a newly formed partnership (the “SPV”) established by Tilray, Inc. and other strategic investors) is at least 9%, S5 Holdings will be entitled to designate one individual to be nominated to serve as a director of the Company. Mr. Serruya controls S5 Holdings.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Board Leadership Structure

Our board of directors does not have a policy on whether or not the role of the Chief Executive Officer and Chairman should be separate or, if it is to be separate, whether the Chairman should be selected from the non-employee directors or be an employee. Currently, we operate with Mr. Record serving as our Chief Executive Officer and Mr. Serruya serving as Chairman. We currently believe that Mr. Record and Mr. Serruya serving in their respective capacities best serve the Company and suits the talents, expertise and experience that they each bring to the Company.

Board Committees

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. The composition and responsibilities of each of the committees of our board of directors is described below. Members will serve on these committees until their resignation or until as otherwise determined by our board of directors.

Audit Committee

We have established an audit committee consisting of Mel Elias, David Hsu and Michael Serruya. In addition, our Board has determined that Mel Elias, Chairman of the audit committee, is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	assist the Board in the discharge of its duties relating to the Company’s financial reporting, including the audits of the Company’s financial statements and the integrity of the Company’s financial statements and internal controls;

●	establish and maintain a direct line of communication with the Company’s external auditor and assess their performance and independence;

●	oversee the work of the external auditor engaged to prepare or issue an auditor’s report or to prepare other audit, review or attest services for the Company, including resolution of disagreements between management and the external auditor regarding financial reporting;

●	ensure that management has designed, implemented and is maintaining an effective system of internal controls and disclosure controls and procedures;

●	monitor the credibility and objectivity of the Company’s financial reports;

●	report regularly to the Board on the fulfillment of the Committee’s duties, including any issues that arise with respect to the quality or integrity of the Company’s financial statements, the Company’s compliance with legal or regulatory requirements, the performance and independence of the external auditor or the internal audit function;

●	assist, with the assistance of the Company’s legal counsel, the Board in discharging its duties relating to the Corporation’s compliance with legal and regulatory requirements; and

●	assist the Board in discharging its duties relating to risk assessment and risk management.

Compensation Committee

Our compensation committee currently consists of Cameron Smith, who is the chair of the committee, David Hsu, and Michael Serruya, each of whom, except for Mr. Serruya, are independent in accordance with the standards of Nasdaq. Each member of our compensation committee, except for Mr. Serruya, is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The functions of the compensation committee include:

●	reviewing and, if deemed appropriate, recommending to our board of directors, policies, practices and procedures relating to the compensation of our directors, officers and other managerial employees and the establishment and administration of our employee benefit plans;

●	determining or recommending to the board of directors the compensation of our executive officers; and

●	advising and consulting with our officers regarding managerial personnel and development.

Our compensation committee operates under a written charter adopted by our board of directors, a current copy of which is available on our website at https://investors.medmen.com/governance/governance-documents.

Corporate Governance and Nominating Committee

Our corporate governance and nominating committee currently consists of Michael Serruya, who is the chair of the committee, and Ed Record. The corporate governance and nominating committee has adopted a committee charter, which details the principal functions of the committee, including:

●	developing and recommending to the Board a set of corporate governance guidelines, policies and procedures, and annually assessing the Company’s corporate governance guidelines, policies and procedures, as well as the charter for the Board committees;

●	making recommendations regarding the size and composition of the Board with a view to maintaining the composition of the Board in a way which provides the best mix of skills, experience, age, gender and diversity to guide the long-term strategy and ongoing business operations of the Company;

●	establishing and recommending to the Board, qualification criteria for the selection of directors to serve on the Board and annually reviewing the appropriate experience, skills and characteristics required of each existing and new director of the Company;

●	approving an appropriate orientation and education program for directors and overseeing the training and orientation of directors, and evaluating the performance and effectiveness of the Board, the Chair, and each committee; and

●	reviewing and recommending to the Board, succession planning programs for Senior Executives and contingency preparedness.

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

Further information on the Company’s Code can be found on the investor relations portal on our website at https://investors.medmen.com/governance/governance-documents. Any waivers of the application, and any amendments to, our code of ethics must be made by our board of directors. Any waivers of, and any amendments to, our code of ethics will be disclosed promptly on our Internet website.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and the persons who beneficially own more than ten percent of our Class B Subordinate Voting Shares, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us. Based solely on the reports received by us and on the representations of the reporting persons, we believe that our directors and executive officers complied with all applicable filing requirements during the fiscal year ended June 25, 2022, except for the following: (i) Edward J. Record and David Hsu each did not timely file a Form 3 and each have not timely file one Form 4 reporting one transaction; (ii) Michael Serruya and MOS Holdings Inc. did not timely file a Form 4 reporting one transaction; (iii) Melvin Elias and Cameron Smith each did not timely file two late Form 4s reporting two transactions and each has not timely filed a Form 4 reporting one transaction; (iv) former Chief Executive Officer and director Thomas Lynch, former Chief Operating Officer Tim Bossidy, and former Chief Revenue Officer Tracy McCourt each filed one late Form 4 reporting three transactions; (v) former Chief Information Officer Michael Lane did not timely file one late Form 4 reporting two transactions; (vi) former Chief Financial Officer Reece Fulgham filed one late Form 4 reporting two transactions; (vii) former Chief Strategy Officer Tyson Rossi did not timely file a Form 3; (viii) former director Albert Harrington filed one late Form 4 reporting one transaction; (ix) former director Errol Schweizer filed one late Form 4 reporting one transaction and has not timely filed one Form 4 reporting one transaction; and (ix) former director Nicole Christoff filed one late Form 4 reporting one transaction.

Further, based solely on the reports received by us and on the representations of the reporting persons, we believe each greater than ten percent holder complied with all applicable filing requirements during the fiscal year ended June 25, 2022, except for the following: (i) Tilray, Inc. did not timely file a Form 3; (ii) Superhero Acquisition L.P. and Superhero Acquisition Corp. each filed one late Form 4 reporting one transaction; and (iii) Pura Vida Investments, LLC did not timely file a Form 3 and filed four late Form 4s reporting transactions relating to certain senior secured convertible notes and warrants under the Company’s Convertible Facility.

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

The Compensation Committee currently consists of four directors: David Hsu, Mel Elias, Michael Serruya and Cameron Smith (Chairman), all of whom have direct and indirect experience relevant to their roles as members of the Compensation Committee. For details regarding the experience of the members of the Compensation Committee, see “Director and Executive Officers.”

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

Summary Compensation Table

The following table sets forth all compensation paid to or earned by the named executive officers of the Company during the fiscal years ended June 25, 2022 and June 26, 2021.

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (10)	Total ($)
Edward Record (2)	2022	$64,000	$-	$-	$-	$-	$62,751	$126,751
Chief Executive Officer

Michael Serruya (3)	2022	$-	$-	$-	$-	$-	$39,098	$39,098
Former Chief Executive Officer

Tom Lynch (4)	2022	$-	$-	$238,831	$59,928	$-	$-	$298,759
Former Chief Executive Officer	2021	$-	$-	$635,553	$16,607	$-	$-	$652,160

Ana Bowman (5)	2022	$88,846	$-	$-	$-	$-	$-	$88,846
Chief Financial Officer

Reece Fulgham (6)	2022	$-	$-	$127,595	$32,017	$-	$-	$159,611
Former Chief Financial Officer

Roz Lipsey (7)	2022	$253,191	$-	$143,778	$36,077	$-	$-	$433,047
Former Chief Operating Officer

Tim Bossidy (8)	2022	$145,719	$-	$238,831	$59,928	$-	$-	$444,478
Former Chief Operating Officer	2021	$-	$-	$635,553	$16,607	$-	$-	$652,160

Tracy McCourt (9)	2022	$231,767	$-	$134,138	$33,659	$-	$-	$399,563
Former Chief Revenue Officer	2021	$299,000	$-	$-	$40,854	$-	$-	$339,854

(1)	The amounts disclosed above reflect the full grant date fair values in accordance with FASB ASC Topic 718. See “Note 19 – Share-Based Compensation” to our Consolidated Financial Statements for the fiscal year ended June 25, 2022.
(2)	Mr. Record was appointed Chief Executive Officer in April 2022 and has been a director of the Company since November 2021.
(3)	Mr. Serruya was appointed interim Chief Executive Officer in November 2021 through April 2022 upon the appointment of Mr. Record to Chief Executive Officer. Mr. Serruya, who has been a director of the Company since August 2021, continues to serve as Chairman of the Board of Directors. Mr. Serruya serves as Managing Director of Serruya Private Equity Inc.

(4)	Mr. Lynch was appointed interim Chief Executive Officer in March 2020, appointed permanent Chief Executive Officer in July 2021 and resigned in November 2021. Mr. Lynch is a Partner and Senior Managing Director at SierraConstellation Partners LLC (“SCP”), which in March 2020 was retained to support the Company in the development and execution of its turnaround and restructuring plan. The agreement between the Company and SCP was terminated on November 21, 2021. For a description of the terms of the Management Services Agreement as well as the Retention Agreement with SCP and the Separation Agreement with Mr. Lynch, see below under “Employment and Severance Agreements” and “Item 13 – Certain Relationships and Related Transactions.” During the fiscal year ended June 25, 2022, Mr. Lynch was granted options to purchase 214,030 Subordinate Voting Shares with an exercise price of $0.28 per share and an aggregate of 850,036 RSUs.
(5)	Ana Bowman was appointed Chief Financial Officer in February 2022.
(6)	Mr. Fulgham was appointed Chief Financial Officer in December 2020. On February 18, 2022, Mr. Fulgham notified the Company of his resignation effective February 22, 2022. Mr. Fulgham is a Managing Director at SCP, which in March 2020 was retained to support the Company in the development and execution of its turnaround and restructuring plan. The agreement between the Company and SCP was terminated on November 21, 2021. For a description of the terms of the Management Services Agreement, see “Item 13 – Certain Relationships and Related Transactions.” During the fiscal year ended June 25, 2022, Mr. Fulgham was granted options to purchase 114,345 Subordinate Voting Shares with an exercise price of $0.28 and an aggregate 454,129 RSUs.
(7)	Mr. Lipsey was appointed Chief Operating Officer in October 2021 and had been employed by the Company since January 2019. On April 27, 2022, Mr. Lipsey notified the Company of his resignation effective May 20, 2022.
(8)	Mr. Bossidy was appointed Chief Operating Officer in March 2020. On October 8, 2022, Mr. Bossidy notified the Company of his resignation effective October 15, 2021. Mr. Bossidy is Senior Director at SCP, which in March 2020 was retained to support the Company in the development and execution of its turnaround and restructuring plan. The agreement between the Company and SCP was terminated on November 21, 2021. For a description of the terms of the Management Services Agreement, see below under “Employment and Severance Agreements” and “Item 13 – Certain Relationships and Related Transactions.” During the fiscal year ended June 25, 2022, Mr. Bossidy was granted options to purchase 214,030 Subordinate Voting Shares with an exercise price of $0.28 per share and an aggregate of 1,696,135 RSUs.
(9)	Ms. McCourt was appointed Chief Revenue Officer in December 2020. On February 8, 2022, Ms. McCourt notified the Company of her resignation effective March 4, 2022. During the fiscal year ended June 25, 2022, Ms. McCourt was granted options to purchase 120,209 Subordinate Voting Shares with an exercise price of $0.28 per share and an aggregate of 477,417 RSUs.
(10)	The amounts disclosed above reflect compensation earned as a director of the Company.

Employment and Severance Agreements

Edward Record

As compensation for Mr. Record’s services, he receives an annual salary of $416,000. He is also eligible to receive up to $8,000 in Subordinate Voting Shares of the Company in compensation for each week he is employed as Chief Executive Officer during the prior fiscal year, to be granted at the end of each fiscal year, pursuant to the Company’s 2018 Stock and Incentive Plan, at the discretion of the Board as a bonus based on an annual review of performance, and $12,000 in options to acquire Subordinate Voting Shares for each week he is employed as Chief Executive Officer, to be granted at the end beginning of each fiscal quarter, vesting within 30 days of each fiscal quarter end based upon the Company achieving performance metrics that are aligned with the interests of shareholders which metrics are to be mutually agreed upon between Mr. Record and the Board. The number of Subordinate Voting Shares issued or granted by the Board will be based on the trailing 10-day volume weighted average price of the Subordinate Voting Shares trading on the Canadian Securities Exchange (“CSE”)or any National Securities Exchange prior to the date of grant. Options will expire five years from the date of grant.

Ana Bowman

As compensation for Ms. Bowman’s services, she receives an annual salary of $275,001 and will participate in the Company’s Employee Bonus Program which, unless otherwise determined by the Compensation Committee of the Board, in its sole discretion, any performance bonuses granted under the Program will be comprised of 80% restricted stock units and 20% in options to acquire Subordinate Voting Shares (herein referred to as the “Awards”) granted pursuant to the Company’s 2018 Stock and Incentive Plan. The value of the Awards granted under the Program will equal up to 100% of Ms. Bowman’s applicable salary and may be subject to change only upon approval by the Committee in its sole discretion. Additionally, in the event a change of control of the Company any unvested stock Awards outstanding on the date of the change of control will immediately vest. Furthermore, if during the 12-month period commencing on the date of the change of control, the Company terminates Ms. Bowman without cause or Ms. Bowman initiates a termination of employment by resigning for good reason (reduction in compensation or material change in duties and responsibilities), Ms. Bowman will receive six months of her base salary at the time of employment termination.

Sierra Constellation Partners

On July 12, 2021, in connection with Mr. Lynch’s appointment as former Chief Executive Officer (“Former CEO”), the Company and SCP entered into a Transaction and Retention Bonus Agreement (the “Retention Agreement”). Previously, in March 2020, the Company retained SCP, an interim management and advisory firm, to support the Company in the development and execution of its turnaround and restructuring plan and Mr. Lynch to serve as the Company’s interim Chief Executive Officer. Mr. Lynch is a Partner and Senior Managing Director at SCP. For fees paid to SCP, of which Mr. Lynch, the Company’s Chief Executive Officer, is a Partner and Senior Managing Director, see “Item 13 – Certain Relationships and Related Transactions.”

Pursuant to the Retention Agreement, the Company paid SCP, in connection with the Former CEO’s continued service, a bonus award in the aggregate amount of $750,000 (the “Bonus Award”), $500,000 of which would became payable upon the consummation of a company sale, recapitalization or restructuring transaction that occurred prior to June 1, 2022 (the “Transaction Bonus”), and $250,000 of which became payable on June 1, 2022, each subject to the CEO’s continued service (the “Retention Bonus”). The Retention Bonus was payable regardless of the consummation of a Transaction prior to June 1, 2022 and was paid to SCP by the Company. Since no qualifying transaction was consummated prior to June 1, 2022, the Company did not pay any amount under the Transaction Bonus, which was forfeited.

On November 21, 2021, the Company provided notice to SCP of its termination of the Retention Agreement. As a result of the termination of the Retention Agreement, the Board also terminated Mr. Lynch as CEO of the Company.

Separation Agreement

On November 21, 2021, in connection with the termination of the Retention Agreement and the resignation of Tom Lynch as Chief Executive Officer, the Company and Mr. Lynch entered into a Mutual Release and Separate Agreement (the “Separation Agreement”). Pursuant to the Separation Agreement, the Company agreed that 124,868 stock options with an exercise of price of C$0.22 per share and 214,030 non-qualified stock options with an exercise price of C$0.355 per share would continue to remain exercisable for a period of six months from the date of the Separation Agreement. Furthermore, 477,351 unvested RSUs vested immediately and the remaining unvested 1,439,521 RSUs were immediately terminated and forfeited pursuant to the terms of the 2018 Stock and Incentive Plan and applicable award agreements.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information with respect to option awards held by the named executive officers as of June 25, 2022.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)(1)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Edward Record	-		-	$-	-	-	$-

Tom Lynch(5)	-		-	$-	-	-	$-

Ana Bowman(5)	-		-	$-	-	-	$-

Reece Fulgham(5)	-		-	$-	-	-	$-

Tim Bossidy(5)	-		-	$-	-	-	$-

Roz Lipsey(5)	8,541	(2)	1,459	$2.64	01/25/2029	-	$-
	247,185	(3)	-	$0.13	09/09/2030	-	$-
	128,848	(4)	-	$0.22	08/29/2031	-	$-

Tracy McCourt(5)	-		-	$-	-	-	$-

(1)	Market value of stock awards is based on the closing price per share on June 24, 2022 on the CSE and assumes CAD/USD exchange rate of $0.773216.
(2)	Options were granted on January 25, 2019 and vest 25% on the one-year anniversary of the grant date and 1/48 per month thereafter.
(3)	Options were granted on September 9, 2020 and vest 25% on the one-year anniversary of the grant date and 1/48 per month thereafter.
(4)	Options were granted on August 29, 2021 and vest 25% on the one-year anniversary of the grant date and 1/48 per month thereafter.
(5)	No longer an executive officer of the Company as of June 25, 2022.

Director Compensation

The Company’s non-employee directors each receive an annual fee, which is paid on a quarterly basis, of $250,000, of which one-third is paid in cash and two-thirds is paid in Subordinate Voting Shares. The number of shares is based upon the higher of the closing share price on the CSE on either of the two days prior to each individual non-employee director’s appointment to the Board. In addition, the Chairperson of the Audit Committee receives an additional $50,000 annually, which is paid on a quarterly basis, in the form of Subordinate Voting Shares, the number of which is based on the closing price of the Subordinate Voting Shares on the CSE as of the last trading day of the fiscal quarter. The annual fee for non-employee directors is reviewed annually. Directors are also reimbursed for Company-related out-of-pocket expenses, including travel expenses. The following table sets forth all compensation paid to or earned by each non-employee director of the Company during fiscal year 2022.

Role	Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Total ($)
Director	Michael Serruya	39,098	-	39,098
Director	Cameron Smith	63,133	87,516	150,649
Director	David Hsu	24,780	56,658	81,438
Chair of Audit Committee	Melvin Elias	62,500	98,085	160,585
Director	Edward Record	6,093	56,658	62,751
Director	Tom Lynch(3)	-	-	-
Director	Nicole Christoff(4)	38,630	104,134	142,764
Director	Al Harrington(5)	38,015	104,134	142,149
Director	Errol Schweizer(6)	57,711	109,920	167,632

(1)	The amounts disclosed above reflect the full grant date fair values in accordance with FASB ASC Topic 718. See “Note 19 – Share Based Compensation” to our Consolidated Financial Statements for the year ended June 25, 2022. For each director, the number of shares issued was determined by dividing the issue date value of the award by the closing price of the Subordinate Voting Shares on the date of issuance.
(2)	During fiscal year ended June 25, 2022, the directors received the following Subordinate Voting Shares as part of their compensation:

Name	Subordinate Voting Shares (#)
Mr. Serruya	-
Mr. Smith	286,948
Mr. Hsu	158,373
Mr. Elias	321,599
Mr. Record	158,373
Mr. Lynch	-
Mr. Harrington	118,343
Ms. Christoff	118,343
Mr. Schweizer	249,527

(3)	Mr. Lynch resigned as a director on November 21, 2021.
(4)	Ms. Christoff resigned as a director on November 5, 2021.
(5)	Mr. Harrington resigned as a director on November 5, 2021.
(6)	Mr. Schweizer resigned as a director on January 28, 2022.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our Subordinate Voting Shares for:

●	Each of our directors.

●	Each of our named executive officers.

●	All of our directors and executive officers as a group.

●	Each person who we know beneficially owns more than five percent of our Subordinate Voting Shares.

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

Applicable percentage ownership is based on 1,301,683,764 Subordinate Voting Shares outstanding at August 31, 2022. There are no Class A Super Voting Shares outstanding. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares subject to options, warrants, units, Redeemable Units, LTIP Units and MedMen Corp. Redeemable Shares held by that person that are currently exercisable or exercisable within 60 days of August 31, 2022. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than one percent is denoted with an “*”.

						Shares Beneficially Owned Subordinate Voting Shares
Name of Beneficial Owner	Option Shares	RSU Shares	Outstanding Shares	Subordinate Voting Shares underlying Facility Notes*	Subordinate Voting Shares underlying Warrants	Total Shares	%
Named Executive Officers and Directors
Edward Record	-	-	158,373	-	-	158,373	*
Ana Bowman	-	-	-	-	-	-	-
Michael Serruya(1)(2)	-	-	17,273,371	893,337,210	144,490,837	1,055,101,418	44.8%
Cameron Smith	-	-	1,039,169	-	-	1,039,169	*
David Hsu	-	-	158,373	-	-	158,373	*
Melvin Elias	-	-	1,094,245	-	-	1,094,245	*
All executive officers and directors as a group (6 persons)						1,057,551,578	43.8%
5% Security Holders
Superhero Acquisition Corp.(2)	-	-	-	893,337,210	140,172,495	1,033,509,704	43.8%
Tilray, Inc.(2)	-	-	-	893,337,210	140,172,495	1,033,509,704	43.8%
MOS Holdings Inc.(2)	-	-	-	893,337,210	140,172,495	1,033,509,704	43.8%
Gotham Green Partners, LLC(3)	-	-	-	252,658,143	52,871,453	305,529,596	19.1%
Parallax Master Fund, LP(4)	-	-	31,250,000	10,402,101	42,803,770	84,455,871	6.3%

(1)	Includes the following securities held directly by Superhero Acquisition L.P. (“Superhero LP”): (a) 893,337,210 Subordinate Voting Shares issuable upon conversion of the outstanding principal and accrued interest of Facility Notes as of August 31, 2022, and (b) 140,172,494 Subordinate Voting Shares issuable upon exercise of warrants. Superhero Acquisition Corp. (“Superhero GP”) is the general partner of Superhero LP. See footnote (3) below for a further description of Superhero LP and Superhero GP. Also includes the following securities held directly by S5 Holdings Limited Liability Company (“S5 Holdings”), which is controlled by Michael Serruya: (a) 17,273,371 Subordinate Voting Shares, and (b) 4,318,343 Subordinate Voting Shares issuable upon exercise of warrants. Excludes 781,250 Subordinate Voting Shares held in trust by S5 Holdings, over which it does not have voting or investment power. Mr. Serruya for purposes of Rule 13d-3 under the Exchange Act may be deemed the beneficial owner with respect to the securities held directly record by Superhero LP and S5 Holdings. Michael Serruya has sole voting and investment power with respect to securities directly held by S5 Holdings and shared voting and investment power with respect to securities held directly by Superhero LP. Mr. Serruya disclaims beneficial ownership over the securities held directly by Superhero LP, except with respect to such securities that represent the proportionate interest held by S5 Holdings in Superhero LP. The address for Michael Serruya is 210 Shields Court, Markham, Ontario L3R 8V2 Canada.

(2)	Consists of 893,337,210 Subordinate Voting Shares issuable upon conversion of the outstanding principal and accrued interest of Facility Notes as of August 31, 2022, and 140,172,494 Subordinate Voting Shares issuable upon exercise of warrants held directly by Superhero LP, of which Superhero GP is the general partner. Tilray, Brands Inc., a public company with Class 2 common stock listed on the Nasdaq Global Select Market, owns approximately two-thirds of the outstanding equity interests in Superhero GP. MOS, which is solely owned by Michael Serruya, holds approximately one-third of the outstanding equity interests in Superhero GP. Accordingly, for purposes of Rule 13d-3 under the Exchange Act, Tilray and MOS may be deemed the beneficial owners with respect to the securities held of record by Superhero LP and have shared voting and investment power with respect to such securities. The address of MOS is 210 Shields Court, Markham, Ontario L3R 8V2 Canada. The address of Tilray Brands, Inc. is 265 Talbot Street West, Leamington, Ontario N8H 4H3.
(3)	Based on information provided in a Schedule 13G/A filed on August 27, 2021. Consists of securities held by the following entities:

Entity	Subordinate Voting Shares underlying Facility Notes*	Subordinate Voting Shares underlying Warrants
Gotham Green Fund I HoldCo, LLC	5,075,521	1,543,099
Gotham Green Fund I(Q) HoldCo, LLC	20,305,256	6,173,364
Gotham Green Fund II HoldCo, LLC	11,193,403	1,081,183
Gotham Green Fund II(Q) HoldCo, LLC	65,149,544	6,292,857
Gotham Green Partners SPV IV Hold Co, LLC	116,692,043	4,015,044
Gotham Green Partners SPV VI HoldCo, LLC	34,242,377	37,672,740

*	Includes outstanding principal and accrued interest of such convertible notes as of August 31, 2022.

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

(4)	Consists of (a) 31,250,000 Subordinate Voting Shares, (b) 10,402,101 Subordinate Voting Shares issuable upon conversion of a Senior Secured Convertible Note, including outstanding principal and accrued interest as of August 31, 2022, (c) 11,445,389 Subordinate Voting Shares issuable on exercise of warrants dated as of August 17, 2021, (d) 108,381 Subordinate Voting Shares issuable on exercise of warrants dated as of March 4, 2022, and (e) 31,250,000 shares issuable on exercise of Warrants dated as of May 17, 2021. Parallax Volatility Advisers, L.P. (the “Parallax Advisers”), and Parallax Partners, LLC (the “Parallax Partners”), are the investment adviser and general partner, respectively, of investment funds, including the Parallax Master Fund, L.P. S. Daniel Hutchison and William F. Bartlett are the control persons of Parallax Advisors and Parallax Partners. Such persons share voting and investment power. Each disclaims membership in a group and disclaims beneficial ownership of such Subordinate Voting Shares except to the extent of that person’s pecuniary interest therein. Ownership is based on information provided in a Schedule 13G/A filed on August 23, 2021. The address for such holders is 88 Kearny Street, 20th Floor, San Francisco, California 94108.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

All related party balances due to the Company as of June 25, 2022 and June 26, 2021 did not have any formal contractual agreements regarding payment terms or interest. As of June 25, 2022, there were no amounts due from or due to other related parties that were recorded in the Consolidated Balance Sheets. As of June 26, 2021, other amounts due to related parties was $1,476,921.

Senior Secured Convertible Credit Facility

As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Fiscal Year 2022 Highlights - Continued Strategic Partnership with Gotham Green Partners and Superhero” and “Item 1. Business – Turnaround and Growth Plan – Senior Secured Convertible Note Facility”, which are incorporated by reference in this Item 13, in April 2019, the Company entered into a senior secured convertible credit facility (the “Convertible Facility”) to provide up to $250.0 million in gross proceeds, originally arranged by Gotham Green Partners (“GGP”). The Convertible Facility is accessed through issuances by the Company to the lenders of convertible senior secured notes with an interest rate equal to LIBOR plus 6.0% per annum (“Facility Notes”). In connection with the Convertible Facility, the Company has also issued share purchase warrants (the “Warrants”) to purchase Subordinate Voting Shares. During fiscal years ended June 25, 2022 and June 26, 2021, the Convertible Facility was amended at various times modifying certain covenants, amending the conversion and exercise prices of securities issued pursuant to the Convertible Facility, cancelling and issuing new warrants and providing additional financing with the issuance of Facility Notes. On August 17, 2021, Superhero Acquisition L.P. (“Superhero LP”) acquired 75% of the outstanding Facility Notes and 65% of the outstanding Warrants held by GGP. Tilray and MOS Holdings Inc., an entity controlled by Michael Serruya, a director of the Company, own approximately 68% and 32%, respectively, of the outstanding equity interests of Superhero Acquisition Corp, the general partner of Superhero LP. Tilray and S5 Holdings, an entity controlled by Mr. Serruya, are hold interests in Superhero LP. The Company and Tilray also entered into a Board Observer Agreement pursuant to which the Company granted Tilray the right to appoint two non-voting observers to the Company’s board of directors.

As of June 25, 2022, the Company has drawn down a total of $165.0 million on the Convertible Facility, has accrued paid-in-kind interest of $72.0 million, with an aggregate weighted average conversion price of approximately $0.24 per share, share and an aggregate of 199,005,128 warrants with a weighted average exercise price of $0.21 per share. As of June 26, 2021, there was outstanding $219.6 million of Facility Notes, including accrued interest, with a weighted average conversion price of approximately $0.24 per share and an aggregate of 208,102,561 warrants with a weighted average exercise price of $0.37 per share.

$100 Million Equity Investment

On August 17, 2021, the Company entered into subscription agreements with various investors, including a backstop letter agreement (the “Backstop Commitment”) with investors associated Serruya Private Equity Inc. (“SPE”), including S5 Holdings which is controlled by Michael Serruya, a director of the Company, to purchase $100 million of units (“Units”) of MedMen at a purchase price of US$0.24 (C$0.32) per Unit (the “August 2021 Private Placement”). Each Unit consisted of one Subordinate Voting Share and one quarter share purchase warrant (each, a “August 2021 Warrant”). Each whole August 2021 Warrant permits the holder to purchase one Subordinate Voting Share for a period of five years from the date of issuance at an exercise price of $0.288 per Share. In consideration for providing the Backstop Commitment, the applicable SPE investors received a fee of $2.5 million paid in the form of 10,416,666 Subordinate Voting Shares at a deemed price of $0.24 per Share. Pursuant to the August 2021 Private Placement, the Company issued an aggregate of 416,666,640 Subordinate Voting Shares and August 2021 Warrants to purchase 104,166,660 Subordinate Voting Shares.

Each Unit issued to certain funds associated with SPE also included a proportionate interest in a short-term subscription right (the “Short-Term Subscription Right”), which expired on December 31, 2021 without being exercised. The Short-Term Subscription Right entitles the holders to acquire, on payment of $30 million, at the option of the holders, an aggregate of 125,000,000 Units at an exercise price of $0.24 per Unit, or $30 million principal amount of notes at par, convertible into 125,000,000 Subordinate Voting Shares at a conversion price of $0.24 per Share.

Unsecured Promissory Note

On July 29, 2021, the Company entered into a short-term unsecured promissory note in the amount of $5,000,000 with various investors led by SPE wherein the note bears interest at a rate of 6.0% per annum payable quarterly in arrears with a maturity date of August 18, 2021. On August 17, 2021, the Company settled the promissory note by the issuance of 20,833,333 Units, consisting of 20,833,333 Subordinate Voting Shares and 5,208,333 warrants based on an issue price of $0.24 and the relative portion of the Short-Term Warrant, issued as part of the Private Placement with SPE.

Board Nomination Rights Agreements

On August 17, 2021, the Company entered into a Board Nomination Rights Agreement with S5 Holdings pursuant to which so long as S5 Holdings’ and its affiliates’ diluted ownership percentage of MedMen (including the proportionate equity ownership of securities held by Superhero LP) is at least 9%, S5 Holdings will be entitled to designate one individual to be nominated to serve as a director of the Company. S5 Holdings has initially designated Michael Serruya.

On August 17, 2021, the Company entered into a Board Nomination Rights Agreement with GGP pursuant to which so long as GGP and certain associated investors’ diluted ownership percentage of MedMen is at least 10%, GGP will be entitled to designate one individual to be nominated to serve as a director of the Company.

SierraConstellation Partners

In March 2020, the Company retained interim management and advisory firm, SierraConstellation Partners (“SCP”), to support the Company in the development and execution of its turnaround and restructuring plan. As part of the engagement, Tom Lynch was appointed as interim Chief Executive Officer and Chief Restructuring Officer, Tim Bossidy was appointed as Chief Operating Officer, and in December 2020, Reece Fulgham was appointed as interim Chief Financial Officer. On July 12, 2021, in connection with Mr. Lynch’s appoint as the permanent Chief Executive Officer, the Company and SCP entered into the Retention Agreement, as further described above under Item 11. “Executive Compensation - Employment and Severance Agreements”. Mr. Lynch is a Partner and Senior Managing Director at SCP. Mr. Bossidy is a Director at SCP. Mr. Fulgham is a Managing Director of SCP. On November 21, 2021, the Company provided notice to SCP of its termination of the Retention Agreement. As a result of the termination of the Retention Agreement, the Board also terminated Mr. Lynch as CEO of the Company. The Management Support Agreement dated March 30, 2020, and amended on May 1, 2020, pursuant to which SCP provides interim management and restructuring support, continues to remain effective. As of June 25, 2022 and June 26, 2021, the Company had paid $2,047,760 and $3,113,364 in fees to SCP for interim management and restructuring support, respectively. In addition, during the years ended June 25, 2022 and June 26, 2021, Mr. Lynch, Mr. Bossidy and Mr. Fulgham each received awards of stock options and restricted stock units, as further described above under Item 11. “Executive Compensation”.

Director Independence

Our board of directors is composed of three “independent directors” as defined under the rules of NASDAQ. Although the Company’s securities are not listed on NASDAQ, solely for disclosure purposes in accordance with SEC rules, we use the definition of “independence” of NASDAQ to make this determination. Nasdaq Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

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

Under such definitions, our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our Board has determined that Mel Elias, Cameron Smith and David Hsu are all independent directors of the Company. However, our shares are not currently quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our Board be independent and, therefore, the Company is not subject to any director independence requirements, other than as may be required pursuant to rules of the CSE.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information regarding the fees billed to us by MNP LLP in the fiscal years ended June 25, 2022 and June 26, 2021. All fees described below were approved by the Board:

	For the fiscal years ended
	June 25, 2022	June 26, 2021
Audit Fees (1)	$1,694,636	$1,719,653
Audit Related Fees (2)	‒	‒
Tax Fees	‒	‒
All Other Fees (3)	9,229	4,708
Total Fees	$1,703,865	$1,724,361

(1)	Audit Fees include fees for services rendered for the audit of our financial statements included in our Annual Report on Form 10-K and assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements.
(2)	Audit Related Fees include consultation regarding our correspondence with the SEC and other accounting consulting.
(3)	All Other Fees consists of fees for other miscellaneous items.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed as part of this report:

(1)	Financial Statements and Report of Independent Registered Public Accounting Firm

(2)	Financial Statement Schedules have been omitted because they are not applicable, not material or because the information is included in the Consolidated Financial Statements or the notes thereto.

(b) Exhibits

The exhibits are incorporated by reference from the Exhibit Index attached hereto.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on September 8, 2022.

MEDMEN ENTERPRISES INC.

By:	/s/ Edward J. Record
Edward J. Record
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Edward J. Record	Chief Executive Officer	September 8, 2022
Edward J. Record	(Principal Executive Officer)

/s/ Ana Bowman	Chief Financial Officer	September 8, 2022
Ana Bowman	(Principal Financial and Accounting Officer)

/s/ Michael Serruya	Director, Chairman	September 8, 2022
Nicole Christoff

/s/ Melvin Elias	Director	September 8, 2022
Melvin Elias

/s/ Cameron Smith	Director	September 8, 2022
Cameron Smith

/s/ David Hsu	Director	September 8, 2022
David Hsu

EXHIBIT INDEX

		Incorporated by Reference				Filed/ Furnished
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Articles of MedMen Enterprises Inc., as amended, dated May 28, 2018	10/A	000-56199	3.1	10/7/20
10.1	Amended and Restated Articles of Incorporation of MM Can USA, Inc. dated May 28, 2018	10/A	000-56199	10.1	10/7/20
10.2	Third Amended and Restated Limited Liability Company Agreement of MM Enterprises USA, LLC dated May 28, 2018	10/A	000-56199	10.2	10/7/20
10.3	Formation and Contribution Agreement dated January 24, 2018 among MM Enterprises USA, LLC and MMMG, LLC, MedMen Opportunity Fund, LP, MedMen Opportunity Fund II, LP, The MedMen of Nevada 2, LLC, DHSM Investors, LLC and Bloomfield Partners Utica, LLC	10/A	000-56199	10.3	10/7/20
10.4	Letter Agreement dated April 27, 2018 between the Ladera Ventures Corp. and MM Enterprises USA, LLC	10/A	000-56199	10.4	1/15/21
10.5	Support Agreement dated May 28, 2018 between the Registrant, MM Can USA, Inc. and MM Enterprises, LLC	10/A	000-56199	10.5	10/7/20
10.6	Tax Receivable Agreement dated May 28, 2018 among MM Enterprises USA, LLC, certain members and LTIP Unitholders	10/A	000-56199	10.6	10/7/20
10.7	Senior Secured Commercial Loan Agreement dated October 1, 2018 between the Registrant, MM Can USA, Inc. and Hankey Capital, LLC	10/A	000-56199	10.7	10/7/20
10.7(a)	First Modification to Senior Secured Commercial Loan Agreement dated April 10, 2019	10/A	000-56199	10.7(a)	12/7/20
10.7(b)	Second Modification to Senior Secured Commercial Loan Agreement dated January 13, 2020, with Form of Amended and Restated Senior Secured Term Note	10/A	000-56199	10.7(a)	10/7/20
10.7(c)	Third Modification to Senior Secured Commercial Loan Agreement dated July 2, 2020, with Form of Second Amended and Restated Senior Secured Term Note, Form of Amended and Restated Warrant exercisable for Class B Common Shares of MM CAN USA, Inc. at an exercise price of $0.60 per share, and Form of Warrant exercisable for Class B Common Shares of MM CAN USA, Inc. at an exercise price of $0.34 per share	10/A	000-56199	10.7(b)	10/7/20

		Incorporated by Reference				Filed/ Furnished
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.7(d)	Fourth Modification to Senior Secured Commercial Loan Agreement dated September 16, 2020, with Form of Secured Term Note, Form of Warrant exercisable for Class B Common Shares of MM CAN USA, Inc. at an exercise price of $0.34 per share (B1 Warrants), and Form of Warrant exercisable for Class B Common Shares of MM CAN USA, Inc. (B2 Warrants)	10/A	000-56199	10.17(d)	12/7/20
10.7(e)	Side Letter dated February 25, 2021 between the Registrant, MM CAN USA, Inc. and Hankey Capital, LLC and Form of Warrant issued by MM CAN USA, Inc.	S-1	333-253980	10.7(e)	3/8/21
10.7(f)	Fifth Modification (with forms of Note and Warrants) dated May 11, 2021 between the Company and Hankey Capital, LLC	8-K	000-56199	10.1	5/17/21
10.7(g)	Sixth Modification (with forms of Notes) dated February 2, 2022 between the Company and Hankey Capital, LLC	S-1	000-56199	10.7(g)	5/6/2022
10.8	Master Lease Agreement dated November 25, 2019 with Treehouse Real Estate Investment Trust, Inc., First Amendment dated January 30, 2020 and Second Amendment dated July 2, 2020	10/A	000-56199	10.10	10/7/20
10.9	Management Support Agreement dated March 30, 2020 between the Registrant and SierraConstellation Partners	10/A	000-56199	10.11	10/7/20
10.9(a)	Amendment to Terms of Engagement with SierraConstellation Partners dated May 1, 2020	S-1/A	333-256912	10.11(a)	7/16/21
10.9(b)	Transaction and Retention Bonus Award Agreement dated July 12, 2021 between the Registrant and SierraConstellation Partners	8-K	000-56199	10.1	7/15/21
10.10†	MedMen Equity Incentive Plan dated May 28, 2018	10/A	000-56199	10.12	10/7/20
10.10(a) †	Amendment No. 1 to MedMen Enterprises Inc. 2018 Stock and Incentive Plan	S-8	333-254984	99.1(a)	4/2/21
10.10(b) †	Form of Option Award Agreement for MedMen Equity Incentive Plan	10/A	000-56199	10.12(a)	10/7/20
10.10(c) †	Form of Restricted Stock Unit Award Agreement for MedMen Equity Incentive Plan	10/A	000-56199	10.12(b)	10/7/20
10.11	Second Amended and Restated Securities Purchase Agreement (with forms of Replacement Warrant and Incremental Warrant) dated July 2, 2020 among the Registrant, the Other Credit Parties named therein, the Purchasers named therein and Gotham Green Admin 1, LLC	10/A	000-56199	10.13	10/7/20

		Incorporated by Reference				Filed/ Furnished
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.11(a)	First Amendment dated September 14, 2020 to Second Amended and Restated Securities Purchase Agreement (with Form of Senior Secured Convertible Note - Incremental Note)	10/A	000-56199	10.13(a)	12/7/20
10.11(b)	Securities Purchase Agreement dated April 23, 2019 among the Registrant, the Other Credit Parties named therein, the Purchasers named therein and Gotham Green Admin 1, LLC	10/A	000-56199	10.13(b)	12/7/20
10.11(c)	First Amendment dated August 12, 2019 to Securities Purchase Agreement, Tranche 1 Notes and Tranche 2 Notes	10/A	000-56199	10.13(c)	12/7/20
10.11(d)	Second Amendment dated October 29, 2019 to Securities Purchase Agreement and Notes	10/A	000-56199	10.13(d)	12/7/20
10.11(e)	Amended and Restated Securities Purchase Agreement dated March 27, 2020 among the Registrant, the Other Credit Parties named therein, the Purchasers named therein and Gotham Green Admin 1, LLC	10/A	000-56199	10.13(e)	12/7/20
10.11(f)	Side Letter dated July 2, 2020 among the Registrant, MMC CAN USA, Inc. and the Purchasers named therein and Gotham Green Admin 1, LLC	10/A	000-56199	10.13(f)	12/7/20
10.11(g)	Third Amended and Restated Securities Purchase Agreement (with forms of Replacement Warrant and Note) dated January 11, 2021 among the Registrant, the Other Credit Parties named therein, the Purchasers named therein and Gotham Green Admin 1, LLC	S-1	333-253980	10.13(g)	3/8/21
10.11(h)	Waiver Letter dated May 11, 2011 for Third Amended and Restated Securities Purchase Agreement between the Company, and Gotham Green Admin 1, LLC the Other Credit Parties named therein	8-K	000-56199	10.2	5/17/21
10.11(i)	Fourth Amended and Restated Securities Purchase Agreement dated August 17, 2021 among MedMen Enterprises Inc., each Credit Party and Holders Signatory thereto and Gotham Green Admin 1, LLC	8-K	000-56199	10.1	8/20/21
10.11(j)	Form of Fourth Amended and Restated Senior Secured Convertible Note dated August 17, 2021	8-K	000-56199	10.1(a)	8/20/21
10.11(k)	Form of Amended and Restated Warrant dated August 17, 2021	8-K	000-56199	10.1(b)	8/20/21

		Incorporated by Reference				Filed/ Furnished
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.12	Board Observer Letter between MedMen Enterprises Inc. and Tilray, Inc. dated August 17, 2021	8-K	000-56199	10.2	8/20/21
10.12	Mutual Release dated August 17, 2021	8-K	000-56199	10.3	8/20/21
10.14	Form of Subscription Agreement - August 2021	8-K	000-56199	10.4	8/20/21
10.14(a)	Form of Subscription Agreement for certain investors associated with Serruya Private Equity – August 2021	8-K	000-56199	10.4(a)	8/20/21
10.14(b)	Form of Warrant – August 2021	8-K	000-56199	10.4(b)	8/20/21
10.14(c)	Form of Subscription Right (Short-Term Warrant)- August 2021	8-K	000-56199	10.4(c)	8/20/21
10.15	Nomination Rights Agreement dated August 17, 2021 between MedMen Enterprises Inc. and S5 Holdings Limited Liability Company	10-K	000-56199	10.24	9/24/21
10.16	Nomination Rights Agreement dated August 17, 2021 between MedMen Enterprises Inc. and Gotham Green Partners, LLC	S-1	333-256912	10.24(a)	10/29/21
10.17	Form of Indemnification Agreement for Officers and Directors	10-K	000-56199	10.25	9/24/21
10.18	Offer Letter to Ana Bowman executed February 16, 2022	8-K	000-56199	10.1	2/22/22
10.19	Asset Purchase Agreement dated February 27, 2022 between MME Florida, LLC, MM Enterprises USA, LLC and Green Sentry Holdings, LLC.	S-1	000-56199	10.37	5/6/22
10.19(a)	First Amendment to Asset Purchase Agreement dated July 31, 2022 among MME Florida, LLC, MM Enterprises USA, LLC, and Green Sentry Holdings, LLC.	8-K	000-56199	10.1	8/26/22
10.19(b)	Second Amendment to Asset Purchase Agreement dated August 22, 2022 among MME Florida, LLC, MM Enterprises USA, LLC, and Green Sentry Holdings, LLC.	8-K	000-56199	10.2	8/26/22
10.20	Offer Letter with Edward Record dated April 28, 2022	S-1	000-56199	10.38	5/6/22
21	List of Subsidiaries					✔
23.1	Consent of MNP LLP					✔
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					✓
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					✓
32.1#	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					✓
101.INS#	XBRL Instance Document					✔
101.SCH#	XBRL Taxonomy Extension Schema Document					✔
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document					✔
101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document					✔
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document					✔
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document					✔

†	Indicates a management contract or compensatory plan or arrangement.
#	Filed Herewith. Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.