Form 10-Q
period 2022-09-24
MedMen Enterprises, Inc.
filed 2022-11-03
CIK 1776932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-56199

MEDMEN ENTERPRISES INC.

(Exact name of registrant as specified in its charter)

British Columbia	98-1431779
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

8740 S Sepulveda Blvd, Suite 105, Los Angeles, California	90045
(Address of principal executive offices)	(Zip code)

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

As of October 31, 2022, the registrant had 1,301,683,764 Class B Subordinate Voting Shares outstanding.

MEDMEN ENTERPRISES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 24, 2022

i

Use of Names

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “Company,” “Corporation” or “MedMen” refer to MedMen Enterprises Inc. together with its wholly-owned subsidiaries.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that we believe are, or may be considered to be, “forward-looking statements”. All statements other than statements of historical fact included in this document regarding the prospects of our industry or our prospects, plans, financial position or business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plan,” “forecast,” “continue” or “could” or the negative of these terms or variations of them or similar terms. Furthermore, forward-looking statements may be included in various filings that we make with the Securities and Exchange Commission (the “SEC”), press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. These known and unknown risks include, without limitation: marijuana remains illegal under U.S. federal law, and enforcement of cannabis laws could change; the Company may face limitations on ownership of cannabis licenses; the Company may become subject to U.S. Food and Drug Administration or the U.S. Bureau of Alcohol, Tobacco and Firearms; the Company may face difficulties acquiring additional financing; the Company operates in a highly regulated sector and may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where we carry on business; the Company is subject to general economic risks; the Company may be negatively impacted by challenging global economic condition; the Company is subject to risks arising from epidemic diseases, such as the recent outbreak of COVID-19; the Company may face difficulties in enforcing its contracts; the Company is subject to taxation in Canada and the United States; cannabis businesses are subject to unfavorable tax treatment; cannabis businesses may be subject to civil asset forfeiture; the Company is subject to proceeds of crime statutes; the Company faces security risks; competition for the acquisition and leasing of properties suitable for the cultivation, production and sale of medical and adult use cannabis may impede our ability to make acquisitions or increase the cost of these acquisitions, which could adversely affect our operating results and financial condition; the Company faces risks related to its products; the Company is dependent on the popularity of consumer acceptance of the Company’s brand portfolio; the Company faces risks related to its insurance coverage and uninsurable risks; the Company is dependent on key inputs, suppliers and skilled labor; the Company must attract and maintain key personnel; the Company’s business is subject to the risks inherent in agricultural operations; the Company’s sales are difficult to forecast; the Company’s products may be subject to product recalls; the Company may face unfavorable publicity or consumer perception; the Company faces intense competition; and additional issuances of Subordinate Voting Shares may result in dilution. Further information on these and other potential factors that could affect the Company’s business and financial condition and the results of operations are included in the “Risk Factors” section of the Company’s Annual Report on Form 10-K filed with the SEC on September 9, 2022, and elsewhere in the Company’s filings with the SEC, which are available on the SEC’s website or on the Company’s website at https://investors.medmen.com/. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this document, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this document.

ii

PART I — FINANCIAL INFORMATION

MEDMEN ENTERPRISES INC.

Condensed Consolidated Balance Sheets (Unaudited)

As of September 24, 2022 and June 25, 2022

(Amounts Expressed in United States Dollars, Except for Share Data)

	September 24,	June 25,
	2022	2022
	(unaudited)	(audited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$21,097,057	$10,795,999
Accounts Receivable and Prepaid Expenses	5,376,069	7,539,767
Inventory	9,117,809	10,010,731
Assets Held for Sale	44,185,218	123,158,751
Receivable for Assets Held for Sale	11,500,000	-
Other Assets	7,403,829	9,990,992

Total Current Assets	98,679,982	161,496,240

Operating Lease Right-of-Use Assets	44,461,062	47,649,270
Property and Equipment, Net	59,965,935	64,107,792
Intangible Assets, Net	34,057,051	35,746,114
Goodwill	9,810,049	9,810,049
Other Non-Current Assets	4,157,513	4,414,219

TOTAL ASSETS	$251,131,592	$323,223,684

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Current Liabilities:
Accounts Payable and Accrued Liabilities	$35,355,136	$38,905,818
Income Taxes Payable	64,710,033	58,646,291
Other Liabilities	17,121,093	16,704,283
Derivative Liabilities	7,555,153	6,749,563
Current Portion of Operating Lease Liabilities	12,199,351	10,925,128
Current Portion of Finance Lease Liabilities	4,150,484	4,061,273
Current Portion of Notes Payable	66,294,249	97,003,922
Liabilities Held for Sale	26,195,800	86,595,102

Total Current Liabilities	233,581,299	319,591,380

Operating Lease Liabilities	47,280,217	50,917,244
Finance Lease Liabilities	26,905,824	26,553,287
Other Non-Current Liabilities	2,987,812	3,082,277
Deferred Tax Liability	40,295,319	35,213,671
Senior Secured Convertible Credit Facility	138,746,070	132,005,663
Notes Payable	74,898,640	74,372,898

TOTAL LIABILITIES	564,695,181	641,736,420

SHAREHOLDERS’ EQUITY:
Preferred Shares (no par value, unlimited shares authorized and no shares issued and outstanding)	-	-
Subordinate Voting Shares (no par value, unlimited shares authorized, 1,301,683,764 and 1,301,423,950 shares issued and outstanding as of September 24, 2022 and June 26, 2022, respectively)	-	-
Additional Paid-In Capital	1,058,145,437	1,057,228,873
Accumulated Deficit	(897,613,980)	(901,758,875)

Total Equity Attributable to Shareholders of MedMen Enterprises Inc.	160,531,457	155,469,998
Non-Controlling Interest	(474,095,046)	(473,982,734)

TOTAL SHAREHOLDERS’ EQUITY	(313,563,589)	(318,512,736)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$251,131,592	$323,223,684

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

MEDMEN ENTERPRISES INC.

Condensed Consolidated Statements of Operations (Unaudited)

Three Months Ended September 24, 2022 and September 25, 2021

(Amounts Expressed in United States Dollars, Except for Share Data)

	Three Months Ended
	September 24,	September 25,
	2022	2021
Revenue	$30,044,048	$36,735,904
Cost of Goods Sold	15,187,672	19,349,990

Gross Profit	14,856,376	17,385,914

Operating Expenses:
General and Administrative	17,846,117	32,649,234
Sales and Marketing	443,790	593,224
Depreciation and Amortization	3,946,523	5,823,617
Realized and Unrealized Changes in Fair Value of Contingent Consideration	(863,856)	-
Impairment Expense	1,663,911	435,241
Other Operating (Income) Expense	(2,555,118)	2,199,028

Total Operating Expenses	20,481,367	41,700,344

Loss from Operations	(5,624,991)	(24,314,430)

Non-Operating (Income) Expenses:
Interest Expense	10,052,691	8,171,764
Interest Income	(33)	(23,008)
Accretion of Debt Discount and Loan Origination Fees	1,581,967	6,347,471
Change in Fair Value of Derivatives	805,590	(2,105,415)
Gain on Extinguishment of Debt	-	(10,233,610)

Total Non-Operating Expenses	12,440,215	2,157,202

Loss from Continuing Operations Before Provision for Income Taxes	(18,065,206)	(26,471,632)
Provision for Income Tax Expense	(2,193,542)	(19,691,908)

Net Loss from Continuing Operations	(20,258,748)	(46,163,540)
Net Income (Loss) from Discontinued Operations, Net of Taxes	24,306,649	(14,446,491)

Net Income (Loss)	4,047,901	(60,610,031)

Net Loss Attributable to Non-Controlling Interest	(112,312)	(5,280,003)

Net Income (Loss) Attributable to Shareholders of MedMen Enterprises Inc.	$4,160,213	$(55,330,028)

Earnings (Loss) Per Share - Basic and Diluted:
From Continuing Operations Attributable to Shareholders of MedMen Enterprises Inc.	$(0.02)	$(0.04)

From Discontinued Operations Attributable to Shareholders of MedMen Enterprises Inc.	$0.02	$(0.02)

Weighted-Average Shares Outstanding - Basic and Diluted	1,301,659,701	942,696,052

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

MEDMEN ENTERPRISES INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Three Months Ended September 24, 2022 and September 25, 2021

(Amounts Expressed in United States Dollars, Except for Share Data)

	Units	$ Amount			TOTAL EQUITY ATTRIBUTABLE
	Subordinate Voting Shares	Subordinate Voting Shares	Additional Paid-In Capital	Accumulated Deficit	TO SHAREHOLDERS OF MEDMEN	Non- Controlling Interest	TOTAL SHAREHOLDERS’ DEFICIENCY
BALANCE AS OF JUNE 26, 2022	1,301,423,950	$-	$1,057,228,873	$(901,758,875)	$155,469,998	$(473,982,734)	$(318,512,736)

Net Income (Loss)	-	-	-	4,160,213	4,160,213	(112,312)	4,047,901

Controlling Interest Equity Transactions
Partner Contributions	-	-	37,561	-	37,561	-	37,561
Redemption of MedMen Corp Redeemable Shares	259,814	-	15,318	(15,318)	-	-	-
Share-Based Compensation	-	-	863,685	-	863,685	-	863,685

BALANCE AS OF SEPTEMBER 24, 2022	1,301,683,764	$-	$1,058,145,437	$(897,613,980)	$160,531,457	$(474,095,046)	$(313,563,589)

	Units	$ Amount			TOTAL EQUITY ATTRIBUTABLE
	Subordinate Voting Shares	Subordinate Voting Shares	Additional Paid-In Capital	Accumulated Deficit	TO SHAREHOLDERS OF MEDMEN	Non- Controlling Interest	TOTAL SHAREHOLDERS’ DEFICIENCY
BALANCE AS OF JUNE 27, 2021	726,866,374	$-	$908,992,686	$(717,232,706)	$191,759,980	$(445,393,599)	$(253,633,619)

Net Loss	-	-	-	(55,330,028)	(55,330,028)	(5,280,003)	(60,610,031)

Controlling Interest Equity Transactions
Shares Issued for Cash, Net of Fees	406,249,973	-	73,393,745	-	73,393,745	-	73,393,745
Shares Issued to Settle Debt and Accrued Interest	20,833,333	-	4,030,000	-	4,030,000	-	4,030,000
Shares Issued to Settle Accounts Payable and Liabilities	4,182,730	-	700,000	-	700,000	-	700,000
Equity Component of Debt - New and Amended	-	-	41,388,048	-	41,388,048	-	41,388,048
Redemption of MedMen Corp Redeemable Shares	4,054,278	-	1,121,441	374,701	1,496,142	(1,496,142)	-
Shares Issued for Vested Restricted Stock Units and Cashless Exercise of Options	8,473,868	-	-	-	-	-	-
Shares Issued for Exercise of Warrants	8,807,605	-	1,273,679	-	1,273,679	-	1,273,679
Shares Issued for Conversion of Debt	16,014,665	-	2,371,100	-	2,371,100	-	2,371,100
Stock Grants for Compensation	1,455,415	-	1,421,400	-	1,421,400	-	1,421,400
Deferred Tax Impact On Conversion Feature	-	-	(13,057,730)	-	(13,057,730)	-	(13,057,730)
Share-Based Compensation	-	-	1,682,677	-	1,682,677	-	1,682,677

BALANCE AS OF SEPTEMBER 25, 2021	1,196,938,241	$-	$1,023,317,046	$(772,188,033)	$251,129,013	$(452,169,744)	$(201,040,731)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

MEDMEN ENTERPRISES INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended September 24, 2022 and September 25, 2021

(Amounts Expressed in United States Dollars)

	Three Months Ended
	September 24,	September 25,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss from Continuing Operations	$(20,258,748)	$(46,163,540)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Deferred Tax Expense	-	(4,497,141)
Depreciation and Amortization	3,971,473	6,256,917
Non-Cash Operating Lease Costs	3,453,863	4,442,077
Accretion of Debt Discount and Loan Origination Fees	1,581,970	6,347,471
Loss on Disposals of Assets	205,595	-
Gain on Lease Terminations	(1,587,670)	-
Accretion of Deferred Gain on Sale of Property	(141,657)	(141,657)
Impairment of Assets	1,663,911	435,241
Realized and Unrealized Changes in Fair Value of Contingent Consideration	863,856	-
Change in Fair Value of Derivative Liabilities	805,590	(2,105,415)
Gain on Extinguishment of Debt	-	(10,233,610)
Share-Based Compensation	863,685	3,104,077
Interest Capitalized to Senior Secured Convertible Debt and Notes Payable	6,416,426	7,837,693
Interest Capitalized to Finance Lease Liabilities	444,232	377,885
Changes in Operating Assets and Liabilities:
Accounts Receivable and Prepaid Expenses	2,163,698	617,325
Inventory	892,922	(1,710,735)
Other Current Assets	2,587,163	282,230
Other Assets	256,706	-
Accounts Payable and Accrued Liabilities	(1,746,175)	4,827,997
Interest Payments on Finance Leases	(1,804,507)	(1,784,541)
Cash Payments - Operating Lease Liabilities	(1,026,792)	(3,478,891)
Income Taxes Payable	11,145,390	21,707,961
Other Current Liabilities	(447,046)	(2,413,113)
Other Non-Current Liabilities	47,192	-

NET CASH PROVIDED BY (USED IN) CONTINUED OPERATING ACTIVITIES	10,351,077	(16,291,769)

Net Cash Used in Discontinued Operating Activities	(19,961,041)	(6,684,431)

NET CASH USED IN OPERATING ACTIVITIES	(9,609,964)	(22,976,200)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	-	(391,730)
Additions to Intangible Assets	(24,056)	(461,456)
Proceeds from the Sale of Assets Held for Sale	51,500,000	-
Restricted Cash	-	730

NET CASH PROVIDED BY (USED IN) CONTINUED INVESTING ACTIVITIES	51,475,944	(852,456)

Net Cash Used in Discontinued Investing Activities	-	(2,764,417)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	51,475,944	(3,616,873)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Subordinate Voting Shares for Cash	-	95,000,000
Payment of Stock Issuance Costs Relating to Private Placement	-	(5,352,505)
Exercise of Warrants for Cash	-	1,273,679
Payment of Debt Issuance Costs Relating to Senior Secured Convertible Credit Facility	-	(2,608,964)
Proceeds from Issuance of Notes Payable	-	5,000,000
Principal Repayments of Notes Payable	(31,599,999)	(75,605)
Principal Repayments of Finance Lease Liability	(2,484)	(959)
Distributions - Non-Controlling Interest	37,561	-

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(31,564,922)	93,235,646

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,301,058	66,642,573
Cash Included in Assets Held for Sale	-	(275,178)
Cash and Cash Equivalents, Beginning of Period	10,795,999	11,575,138

CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,097,057	$77,942,533

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

MEDMEN ENTERPRISES INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended September 24, 2022 and September 25, 2021

(Amounts Expressed in United States Dollars)

	Three Months Ended
	September 24,	September 25,
	2022	2021
SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION
Cash Paid for Interest	$1,260,562	$2,336,120

Non-Cash Investing and Financing Activities:
Net Assets Transferred to Held for Sale	$-	$4,476,993
Redemption of MedMen Corp Redeemable Shares	$-	$1,496,142
Derivative Liability Incurred on Convertible Facility and Equity Financing	$-	$30,500,000
Conversion of Convertible Debentures	$-	$2,371,100
Shares Issued to Settle Debt and Lender Fees	$-	$4,030,000
Shares Issued to Settle Accounts Payable and Liabilities	$-	$700,000
Equity Component of Debt - New and Amended	$-	$41,388,047
Deferred Tax Impact on Conversion Feature	$-	$13,057,730

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

MEDMEN ENTERPRISES INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended September 24, 2022 and September 25, 2021

(Amounts Expressed in United States Dollars, Except for Share and Per Share Data)

1.	NATURE OF OPERATIONS

MedMen Enterprises Inc. and its subsidiaries over which the company has control (collectively, “MedMen”, the “Company”, “we” or “us”) is a premier cannabis retailer based in the U.S. with an operational footprint in California, Nevada, Illinois, Arizona, Massachusetts, and New York. MedMen offers a robust selection of high-quality products, including MedMen-owned brands – MedMen Red and LuxLyte – through its premium retail stores, proprietary delivery service, as well as curbside and in-store pick up. MedMen Buds provides exclusive access to promotions, product drops and content.

As of September 24, 2022, the Company owns 23 store locations across California (13), Nevada (3), Illinois (1), Arizona (1), Massachusetts (1), and New York (4). The Company continues to market its assets in New York and thus classifies all assets and liabilities and profit or loss allocable to its operations in the state of New York as discontinued operations. In August 2022, the Company completed the sale of its operations in the state of Florida of which all assets and liabilities and profit or loss allocable to Florida are classified as discontinued operations until the day of sale, or August 22, 2022. As of September 24, 2022, the remaining post-acquisition assets and liabilities and profit or loss allocable to Florida have been reclassified as continuing operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying Condensed Consolidated Financial Statements have been prepared on a going concern basis in accordance with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. The Condensed Consolidated Financial Statements include the accounts of MedMen Enterprises, its subsidiaries and variable interest entities (“VIEs”) where the Company is considered the primary beneficiary, if any, after elimination of intercompany accounts and transactions. Investments in entities in which the Company has significant influence, but less than a controlling financial interest, are accounted for using the equity method.

In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated financial position of the Company as of and for the interim periods presented have been included. The accompanying Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.

The accompanying Condensed Consolidated Financial Statements do not include all of the information required for full annual financial statements. Accordingly, certain information, footnotes and disclosures normally included in the annual financial statements have been condensed or omitted in accordance with SEC rules for interim financial information. The financial data presented herein should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended June 25, 2022, as filed with the Securities and Exchange Commission on September 9, 2022 (the “2022 Form 10-K”).

Going Concern

As of September 24, 2022, the Company had cash and cash equivalents of $21.1 million and working capital deficit of $134.9 million. The Company has incurred net losses from continuing operations of $20.3 million and $46.2 million for the three months ended September 24, 2022 and September 25, 2021, respectively. The conditions described above raise substantial doubt with respect to the Company’s ability to meet its obligations for at least one year from the issuance of these Condensed Consolidated Financial Statements, and therefore, to continue as a going concern.

The Company plans to continue to fund its operations through the implementation of its cost savings plan, and various strategic actions, including the successful negotiations of lower costs of occupancy with its master lease landlord and other landlords, divesture of non-core assets including but not limited to the current asset group held for sale, New York, as well continuing its on-going revenue strategy of market expansion and retail revenue growth. The Company also needs to obtain an extension or a refinancing of its debt-in-default with the secured senior lender. The annual operating plan for fiscal year 2023 estimates the Company will be able to manage ongoing operations. However, its cash needs are significant and not achievable with the current cash flow from operations. If the above strategic actions, for any reason, are inaccessible, it will have a significantly negative effect on the Company’s financial condition. Additionally, management expects to continue to manage the Company’s operating expenses and reduce its projected cash requirements through reduction of its expenses by delaying new store development, permanently or temporarily closing stores that are deemed to be performing below expectations, and/or implementing other restructuring activities. Furthermore, COVID-19 and the impact the global pandemic on the broader retail environment could also have a significant impact on the Company’s financial position, results of operations, equity and or its access to capital and future financing.

COVID-19

In response to the COVID-19 pandemic, governmental authorities have enacted and implemented various recommendations and safety measures in an attempt to limit the spread and magnitude of the pandemic. During the current reporting period, aspects of the Company’s business continue to be affected by impacts of the COVID-19 pandemic, as the Company’s retail stores strive to operate within the local rules and regulations of the states and localities in which the Company operates. While the Company saw continued recovery from the impacts of the COVID 19-pandemic during the first quarter of 2023, the Company continues to closely monitor the potential impact that a resurgence of the COVID-19 virus, including as a result of the emergence of new variants and strains, could have on the Company’s operations. In the event that the Company were to experience widespread transmission of the virus at one or more of the Company’s store or other facilities, the Company could suffer reputational harm or other potential liabilities. Further, the Company’s business operations may be materially and adversely affected if a significant number of the Company’s employees are impacted by the virus.

Basis of Consolidation

Subsidiaries are entities controlled by the Company. Control exists when the Company either has a controlling voting interest or is the primary beneficiary of a variable interest entity. The financial statements of subsidiaries are included in the Consolidated Financial Statements from the date that control commences until the date that control ceases. With the exception of MME Florida, LLC, which the Company disposed on August 22, 2022, the list of the Company’s subsidiaries included in the Company’s 2022 Form 10-K remain complete as of September 24, 2022.

Significant Accounting Policies

The significant accounting policies and critical estimates applied by the Company in these Condensed Consolidated Financial Statements are the same as those applied in the Company’s audited Consolidated Financial Statements and accompanying notes included in the Company’s 2022 Form 10-K, unless otherwise disclosed in these accompanying notes to the Condensed Consolidated Financial Statements for the interim period ended September 24, 2022.

Earnings (Loss) per Share

The Company calculates basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is determined by adjusting profit or loss attributable to common shareholders and the weighted-average number of common shares outstanding, for the effects of all dilutive potential common shares, which comprise convertible debentures, restricted stock units, warrants and stock options issued.

Reclassifications

Certain amounts reported in the Notes to the Condensed Consolidated Financial Statements as of June 25, 2022 have non-material corrections and reclassified in order to conform to the current reporting period presentation. These non-material corrections and reclassifications impacted leasehold improvements and furniture and fixtures in the amount of approximately $940,000 between the categories. Customer relationships and accumulated amortization of customer relationships in the amount of $1,440,000 between the categories were reclassed between the two categories. Fully amortized management agreements and its related accumulated amortization in the amount of $964,000 were also reclassed. Non-controlling interest and accumulated deficit in the amount of approximately $3,662,000 have been reclassed between the two categories. In addition, the Company reclassified short-term and long-term operating lease liabilities between the two categories in the amount of approximately $6,825,000. There was no change to total current assets, total assets, total liabilities, total shareholders’ equity or cash flows as a result of these reclassifications and non-material corrections.

Recently Adopted Accounting Standards

In May 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-04, “Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2021-04”), which amends existing guidance for earnings per share (“EPS”) in accordance with Topic 260. ASU 2021-04 is effective prospectively for fiscal years beginning after December 15, 2021. The Company adopted ASU 2021-04 on June 26, 2022. The adoption of the standard did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Recently Issued Accounting Standards

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), provides optional expedients and exceptions for applying GAAP to debt instruments, derivatives, and other contracts that reference London Interbank Offered Rate (“LIBOR”) or other reference rates expected to be discontinued as a result of reference rate reform. This guidance is optional and may be elected through December 31, 2022 using a prospective application on all eligible contract modifications. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to instruments affected by reference rate reform if certain criteria are met. The Company did not modify any material contracts due to reference rate reform during the nine months ended September 30, 2022. The Company is currently evaluating the adoption date and impact, if any, adoption will have on its financial position and results of operations.

In September 2022, the FASB issued ASU 2022-04, “Liabilities – Supplier Finance Programs (Subtopic 405-50)” (“ASU 2022-04”), which is intended to enhance transparency with supplier finance programs. ASU 2022-04 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Adoption is applied on a retrospective approach. The Company is currently evaluating the adoption date and impact, if any, adoption will have on its financial position and results of operations.

3.	INVENTORY

Inventory consists of the following:

	September 24,	June 25,
	2022	2022
Raw Materials	$612,901	$521,777
Work-in-Process	1,142,397	671,541
Finished Goods	7,362,511	8,817,413

Total Inventory	$9,117,809	$10,010,731

During the three months ended September 24, 2022 and September 25, 2021, the Company recognized impairment of nil and $864,314, respectively, to write down inventory to its net realizable value.

4.	ASSETS HELD FOR SALE

A reconciliation of our assets held for sale is as follows:

	Discontinued Operations (1)	Other Assets	TOTAL
Balance as of June 25, 2022	$123,128,406	$30,345	$123,158,751
Ongoing Activities	(47,881,618)	248,324	(47,633,294)
Proceeds from Sale	(67,000,000)	-	(67,000,000)
Gain on Sale of Assets Held for Sale	35,659,761	-	35,659,761

Balance as of September 24, 2022	$43,906,549	$278,669	$44,185,218

(1)	See “Note 22 – Discontinued Operations” for further information.

5.	PROPERTY AND EQUIPMENT

As of September 24, 2022 and June 25, 2022, property and equipment consists of the following:

	September 24,	June 25,
	2022	2022
Land and Buildings	$29,933,999	$29,933,999
Capital Leases	5,318,516	5,315,625
Furniture and Fixtures	8,325,228	8,776,994
Leasehold Improvements	33,625,893	33,069,524
Equipment and Software	16,316,334	16,897,649
Construction in Progress	4,528,762	6,828,923

Total Property and Equipment	98,048,732	100,822,714

Less Accumulated Depreciation	(38,082,797)	(36,714,922)

Property and Equipment, Net	$59,965,935	$64,107,792

Depreciation expense related to continuing operations of $2,258,354 and $3,031,080 was recorded for the three months ended September 24, 2022 and September 25, 2021, respectively, of which $24,950 and $433,300, respectively, is included in cost of goods sold. The amount of depreciation recognized for the capital leases during the three months ended September 24, 2022 and September 25, 2021 was $347,406 and $283,406, respectively, see “Note 9 – Leases” for further information.

Borrowing costs were not capitalized as there were no active construction projects in progress during the three months ended September 24, 2022. During the three months ended September 25, 2021, borrowing costs totaling $375,241 were capitalized using an average capitalization rate of 11.95%.

6.	INTANGIBLE ASSETS

As of September 24, 2022 and June 25, 2022, intangible assets consist of the following:

	September 24,	June 25,
	2022	2022
Dispensary Licenses	$49,253,452	$49,253,452
Customer Relationships	16,409,600	16,409,600
Capitalized Software	7,413,470	7,413,470
Intellectual Property	4,016,597	4,016,597

Total Intangible Assets	77,093,119	77,093,119

Dispensary Licenses	(17,477,268)	(16,876,912)
Customer Relationships	(16,589,651)	(15,870,284)
Capitalized Software	(4,681,748)	(4,413,974)
Intellectual Property	(4,287,401)	(4,185,835)

Less Accumulated Amortization	(43,036,068)	(41,347,005)

Intangible Assets, Net	$34,057,051	$35,746,114

The Company recorded amortization expense related to continuing operations of $1,713,119 and $3,225,837 for the three months ended September 24, 2022 and September 25, 2021, respectively.

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of September 24, 2022 and June 25, 2022, accounts payable and accrued liabilities consist of the following:

	September 24,	June 25,
	2022	2022
Accounts Payable	$19,078,177	$14,627,746
Accrued Liabilities	7,784,119	10,031,194
Accrued Inventory	3,129,868	5,868,831
Accrued Payroll	2,081,284	1,682,517
Local & State Taxes Payable	3,281,687	6,695,532

Total Accounts Payable and Accrued Liabilities	$35,355,136	$38,905,818

8.	DERIVATIVE LIABILITIES

A reconciliation of the beginning and ending balance of derivative liabilities and change in fair value of derivative liabilities for the three months ended September 24, 2022 is as follows:

September 24,
2022
Balance at Beginning of Period	$6,749,563

Change in Fair Value of Derivative Liabilities	805,590

Balance at End of Period	$7,555,153

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

The fair value of the top-up provision in connection with Sixth Amendment of the Convertible Facility was determined using the Black Scholes simulation model based on Level 3 inputs on the fair value hierarchy. The following assumptions were used at September 24, 2022:

Top-Up Provision
Average Stock Price	$0.04
Weighted-Average Probability	50.00%
Term (in Years)	5.00
Expected Stock Price Volatility	96.68%

The following are the warrants issued related to the equity financing transactions that were accounted for as derivative liabilities:

	Number of Warrants	Exercise Price	Expiration Date
March 2021 Private Placement (1)	50,000,000	C$0.50	March 27, 2024

	50,000,000

(1)	See “Note 12 – Shareholders’ Equity” for further information.

The fair value of the March 2021 private placement warrants was measured based on Level 3 inputs on the fair value hierarchy using the Black-Scholes Option pricing model using the following variables:

Expected Stock Price Volatility	106.25%
Risk-Free Annual Interest Rate	2.51%
Expected Life (in Years)	0.50
Share Price	$0.04
Exercise Price	$0.37

9.	LEASES

The Company has various operating and finance leases for land, buildings, equipment and other assets that are used for corporate purposes as well as for the production and sale of cannabis products. These leases are subject to covenants and restrictions standard to the industry in which the Company operates.

The below are the details of the lease cost and other disclosures regarding the Company’s leases for the three months ended September 24, 2022 and September 25, 2021:

	Three Months Ended
	September 24,	September 25,
	2022	2021
Finance Lease Cost:
Amortization of Finance Lease Right-of-Use Assets	$347,406	$283,406
Interest on Lease Liabilities	1,804,507	1,784,541
Operating Lease Cost	3,453,863	6,595,652
Sublease Income (1)	(1,521,693)	-

Total Lease Expenses	$5,605,776	$8,663,599

Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Financing Cash Flows from Finance Leases	$2,484	$959
Operating Cash Flows from Operating Leases	$1,026,792	$3,478,891

(1)	See “Note 16 – Other Operating Income” for further information.

The weighted-average remaining lease term and discount rate related to the Company’s finance and operating lease liabilities as of September 24, 2022 and June 25, 2022, is as follows:

	September 24,	June 25,
	2022	2022
Weighted-Average Remaining Lease Term (Years) - Finance Leases	47	46
Weighted-Average Remaining Lease Term (Years) - Operating Leases	7	8
Weighted-Average Discount Rate - Finance Leases	24.78%	24.33%
Weighted-Average Discount Rate - Operating Leases	15.96%	18.70%

Future lease payments under non-cancellable operating leases and finance leases as of September 24, 2022 are as follows:

Fiscal Year Ending	Operating Leases	Finance Leases
July 1, 2023 (remaining)	$9,155,365	$4,387,279
June 29, 2024	16,183,010	10,961,495
June 28, 2025	25,224,922	14,020,131
June 27, 2026	12,675,441	7,300,368
June 26, 2027	12,716,234	7,519,379
Thereafter	20,832,425	1,054,354,990

Total Lease Payments	96,787,396	1,098,543,643
Less Interest	(37,307,828)	(1,067,487,335)

Lease Liability Recognized	$59,479,568	$31,056,308

The Company entered into a management agreement (the “Management Agreement”) with a third party to operate its cultivation facilities in California and Nevada (the “Cultivation Facilities”). On September 30, 2021, the landlord approved the third party to operate the leased facilities which effectuated the Management Agreement. The Management Agreement provides the third party an option to acquire all the assets used in the Cultivation Facilities, including the cannabis licenses and equipment, for $1 (the “Purchase Option”). The fee for the services under the Management Agreement is 100% and 30% of the California and Nevada Cultivation Facilities net revenue, respectively. The term of the Management Agreement remains in effect until the earlier of (a) the closing of any sale pursuant to the Purchase Option and (b) the expiration of the term, as applicable, of the master lease, at which time this Management Agreement shall automatically terminate without any further action of the Parties. As of September 24, 2022, the Management Agreement remains in effect as neither termination condition has occurred. During the three months ended September 24, 2022, the Company recorded sublease income under the Management Agreement. See “Note 16 – Other Operating Income” for further information.

10.	NOTES PAYABLE

Refer to the 2022 Form 10-K for complete disclosure of current terms of notes payable included in the footnotes of the annual financial statements as of June 25, 2022. There were no amendments during the three months ended September 24, 2022.

As of September 24, 2022 and June 25, 2022, notes payable consist of the following:

	September 24,	June 25,
	2022	2022
Financing liability incurred on various dates between January 2019 through September 2019 with implied interest rates ranging from 0.7% to 17.0% per annum.	$72,300,000	$72,300,000

Non-revolving, senior secured term notes dated between October 1, 2018 and October 30, 2020, issued to accredited investors, which mature on August 1, 2022 and July 31, 2022, and bear interest at a rate of 15.5% and 18.0% per annum.	66,819,991	97,162,001

Promissory notes dated November 7, 2018, issued to Lessor for tenant improvements as part of sales and leaseback transactions, which mature on November 7, 2028, bear interest at a rate of 10.0% per annum and require minimum monthly payments of $15,660 and $18,471.	2,057,207	2,057,207

Other	15,691	15,691

Total Notes Payable	141,192,889	171,534,899
Less Unamortized Debt Issuance Costs and Loan Origination Fees	-	(158,079)

Net Amount	$141,192,889	$171,376,820
Less Current Portion of Notes Payable	(66,294,249)	(97,003,922)

Notes Payable, Net of Current Portion	$74,898,640	$74,372,898

A reconciliation of the beginning and ending balances of notes payable for the three months ended September 24, 2022 is as follows:

September 24,
2022
Balance at Beginning of Period	$171,376,820

Paid-In-Kind Interest Capitalized	1,257,988
Cash Payments	(31,599,999)
Accretion of Debt Discount Included in Discontinued Operations	158,079

Balance at End of Period	141,192,889

Less Current Portion of Notes Payable	(66,294,249)

Notes Payable, Net of Current Portion	$74,898,640

Non-Revolving Senior Secured Term Loan Facility

In February 2022, the Company executed the Sixth Modification extending the maturity date of the senior secured term loan facility (the “Facility”) with Hankey Capital and Stable Road Capital (the “Lenders”) to July 31, 2022 with respect to the Facility, and August 1, 2022 with respect to the incremental term loans (collectively, the “Term Loans”). The Sixth Modification required that the Company make a mandatory prepayment of at least $37,500,000 in the event the sale of certain assets and imposed covenants in regards to strategic actions the Company would have to implement if unable to pay the Term Loans by the extended stated maturity date.

During the three months ended September 24, 2022, in connection with the sale of the Company’s Florida-based operations, the Company made a principal repayment of $31,599,999 with proceeds from the sale. An additional $8,500,000 principal repayment will be made in 2023 upon receipt of the final installment payment from the sale of the Company’s Florida-based operations. The Facility and Term Loans remain in default as of September 24, 2022 as the principal balance matured on July 31, 2022 and August 1, 2022, respectively. As of September 24, 2022, the Company is in ongoing discussions with the Lenders.

11.	SENIOR SECURED CONVERTIBLE CREDIT FACILITY

Refer to the 2022 Form 10-K for complete disclosure of current terms of the senior secured convertible facility included in the footnotes of the annual financial statements as of June 25, 2022. There were no amendments during the three months ended September 24, 2022.

As of September 24, 2022 and June 25, 2022, senior secured convertible credit facility consists of the following:

		September 24,	June 25,
	Tranche	2022	2022
Senior secured convertible notes dated August 17, 2019, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	1A	$23,376,684	$22,880,556

Senior secured convertible notes dated May 22, 2019, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	1B	100,679,152	98,542,422

Senior secured convertible notes dated July 12, 2019, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	2	32,738,817	32,043,996

Senior secured convertible notes dated November 27, 2019, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	3	12,677,140	12,408,091

Senior secured convertible notes dated March 27, 2020, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	4	14,911,453	14,594,985

Amendment fee converted to senior secured convertible notes dated October 29, 2019, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	-	23,932,224	23,424,438

Senior secured convertible notes dated April 24, 2020, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	IA-1	3,346,889	3,275,857

Senior secured convertible notes dated September 14, 2020, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	IA-2	6,472,344	6,334,980

Restatement fee issued in senior secured convertible notes dated March 27, 2020, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	-	10,103,343	9,888,919

Second restatement fee issued in senior secured convertible notes dated July 2, 2020, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	-	2,237,875	2,190,380

Third restatement fee issued in senior secured convertible notes dated January 11, 2021, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	-	12,587,295	12,320,154

Total Drawn on Senior Secured Convertible Credit Facility		243,063,216	237,904,778

Less Unamortized Debt Discount		(104,317,146)	(105,899,115)

Senior Secured Convertible Credit Facility, Net		$138,746,070	$132,005,663

A reconciliation of the beginning and ending balances of senior secured convertible credit facility for the three months ended September 24, 2022 is as follows:

	Tranche 1	Tranche 2	Tranche 3	Tranche 4	Incremental Advance - 1	Incremental Advance - 2	3rd Advance	Amendment Fee Notes	Restatement Fee Notes	2nd Restatement Fee Notes	TOTAL
Balance as of June 25, 2022	$80,178,586	$21,218,356	$8,217,079	$1,051,827	$224,585	$433,598	$842,981	$15,512,409	$2,211,711	$2,114,531	$132,005,663

Paid-In-Kind Interest Capitalized	2,632,858	694,821	269,049	316,468	71,032	137,364	267,141	507,786	214,424	47,495	5,158,438
Accretion of Debt Discount	988,849	260,580	100,902	-	-	-	-	190,486	37,165	3,987	1,581,969

Balance as of September 24, 2022	$83,800,293	$22,173,757	$8,587,030	$1,368,295	$295,617	$570,962	$1,110,122	$16,210,681	$2,463,300	$2,166,013	$138,746,070

12.	SHAREHOLDERS’ EQUITY

Issued and Outstanding

A reconciliation of the beginning and ending issued and outstanding shares is as follows:

	Subordinate Voting Shares	MM CAN USA Class B Redeemable Units	MM Enterprises USA Common Units
Balance as of June 25, 2022	1,301,423,950	65,066,106	725,016
Redemption of MedMen Corp Redeemable Shares	259,814	(259,814)	-

Balance as of September 24, 2022	1,301,683,764	64,806,292	725,016

Non-Controlling Interests

Non-controlling interest represents the net assets of the subsidiaries that the holders of the Subordinate Voting Shares do not directly own. The net assets of the non-controlling interest are represented by the holders of MM CAN USA Redeemable Shares and the holders of MM Enterprises USA Common Units. Non-controlling interest also represents the net assets of the entities the Company does not directly own but controls through a management agreement. As of September 24, 2022 and June 25, 2022, the holders of the MM CAN USA Redeemable Shares represent approximately 4.74% and 4.76%, respectively, of the Company and holders of the MM Enterprises USA Common Units represent approximately 0.05% of the Company.

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

As of and for the three months ended September 24, 2022, the balances and activities attributable to the VIEs consist of the following:

	Venice Caregivers Foundation, Inc.	LAX Fund II Group, LLC	Natures Cure, Inc.	TOTAL
Current Assets	$1,180,136	$-	$24,602,018	$25,782,154
Non-Current Assets	8,763,511	3,233,062	4,891,725	16,888,298

Total Assets	$9,943,647	$3,233,062	$29,493,743	$42,670,452

Current Liabilities	$10,477,448	$16,016,119	$8,510,967	$35,004,534
Non-Current Liabilities	7,004,484	2,004,062	1,342,632	10,351,178

Total Liabilities	$17,481,932	$18,020,181	$9,853,599	$45,355,712

Non-Controlling Interest	$(7,538,285)	$(14,787,119)	$19,640,163	$(2,685,241)

Revenues	$1,959,080	$-	$3,317,299	$5,276,379
Net (Loss) Income Attributable to Non-Controlling Interest	$(494,845)	$(810,965)	$885,605	$(420,205)

As of and for the fiscal year ended June 25, 2022, the balances of the VIEs consists of the following:

	Venice Caregivers Foundation, Inc.	LAX Fund II Group, LLC	Natures Cure, Inc.	TOTAL
Current Assets	$1,735,304	$1,067,636	$23,557,168	$26,360,108
Non-Current Assets	10,073,880	3,379,412	4,973,459	18,426,751

Total Assets	$11,809,184	$4,447,048	$28,530,627	$44,786,859

Current Liabilities	$9,238,460	$16,238,249	$8,433,436	$33,910,145
Non-Current Liabilities	9,614,164	2,184,953	1,342,633	13,141,750

Total Liabilities	$18,852,624	$18,423,202	$9,776,069	$47,051,895

Non-Controlling Interest	$(7,043,440)	$(13,976,154)	$18,754,558	$(2,265,036)

Revenues	$8,732,449	$1,857	$16,157,388	$24,891,694
Net (Loss) Income Attributable to Non-Controlling Interest	$(1,384,751)	$(4,868,632)	$7,190,809	$937,426

The net change in the consolidated VIEs and other non-controlling interest are as follows for the three months ended September 24, 2022:

	Venice Caregivers Foundation, Inc.	LAX Fund II Group, LLC	Natures Cure, Inc.	Other Non- Controlling Interests	TOTAL
Balance as of June 25, 2022	$(7,043,440)	$(13,976,154)	$18,754,558	$(471,717,698)	$(473,982,734)

Net (Loss) Income	(494,845)	(810,965)	885,605	307,893	(112,312)

Balance as of September 24, 2022	$(7,538,285)	$(14,787,119)	$19,640,163	$(471,409,805)	$(474,095,046)

Le Cirque Rouge, LP (the “OP”) is a Delaware limited partnership that holds substantially all of the real estate assets owned by the Treehouse Real Estate Investment Trust (the “REIT”), conducts the REIT’s operations and is financed by the REIT. Under Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” (“ASC Topic 810”), the OP was determined to be a variable interest entity in which the Company has an implicit variable interest based on the leasing relationship and arrangement with the REIT. However, the Company is not the primary beneficiary under ASC Topic 810. Accordingly, Le Cirque Rouge, LP is not consolidated as a variable interest entity within the Consolidated Financial Statements. As of and during the three months ended September 24, 2022, the Company continues to have a variable interest in the OP and did not provide any financial or other support to the REIT other than the completion of the sale and leaseback transactions and the REIT being a lessor on various leases as described in “Note 9 – Leases”.

13.	SHARE-BASED COMPENSATION

The Company has a stock and equity incentive plan (the “Incentive Plan”) under which the Company may issue various types of equity instruments to any employee, officer, consultant, advisor or director. The types of equity instruments issuable under the Incentive Plan encompass, among other things, stock options, stock grants, and restricted stock units (together, “Awards”). Stock based compensation expenses are recorded as a component of general and administrative expenses. The maximum number of Awards that may be issued under the Incentive Plan shall be determined by the Compensation Committee or the Board of Directors in the absence of a Compensation Committee. Any shares subject to an Award under the Incentive Plan that are forfeited, cancelled, expire unexercised, are settled in cash or are used or withheld to satisfy tax withholding obligations, shall again be available for Awards under the Incentive Plan. Vesting of Awards will be determined by the Compensation Committee or Board of Directors in absence of a Compensation Committee. The exercise price for Awards (if applicable) will generally not be less than the fair market value of the Award at the time of grant and will generally expire after 5 or 10 years.

A summary of share-based compensation expense for the three months ended September 24, 2022 and September 25, 2021 is as follows:

	Three Months Ended
	September 24,	September 25,
	2022	2021
Stock Options	$863,685	$1,216,447
Stock Grants for Compensation	-	333,333
Restricted Stock Grants	-	1,554,297

Total Share-Based Compensation	$863,685	$3,104,077

Stock Options

A reconciliation of the beginning and ending balance of stock options outstanding is as follows:

	Number of Stock Options	Weighted-Average Exercise Price
Balance as of June 25, 2022	8,649,673	$1.35

Forfeited and Expired	(205,354)	$(3.39)

Balance as of September 24, 2022	8,444,319	$1.39

Stock Options Exercisable as of September 24, 2022	8,037,095	$1.27

Long-Term Incentive Plan (“LTIP”) Units and LLC Redeemable Units

A reconciliation of the beginning and ending balances of the LTIP Units and LLC Redeemable Units issued for compensation outstanding is as follows:

Weighted
	LTIP Units	LLC	Average
	Issued and	Redeemable	Grant Date
	Outstanding	Units	Fair Value
Balance as of June 25, 2022 and September 24, 2022	19,323,878	725,016	$0.52

Restricted Stock Units

A reconciliation of the beginning and ending balance of restricted stock units outstanding is as follows:

	Issued and Outstanding	Vested (1)	Weighted-Average Fair Value
Balance as of June 25, 2022	10,998,483	4,030,460	$0.20

Forfeiture of Restricted Stock (2)	(1,405,788)	-	$(0.22)
Vesting of Restricted Stock	-	1,117,081	$0.22

Balance as of September 24, 2022	9,592,695	5,147,541	$0.20

(1)	Restricted stock units were issued on September 24, 2021 and vests 37.5% on the first anniversary, 12.5% on the second anniversary, 37.5% on the third anniversary, and 12.5% on the fourth anniversary of the grant date.
(2)	Restricted stock units were forfeited upon resignation of certain employees prior to their vesting during the three months ended September 24, 2022.

Warrants

A reconciliation of the beginning and ending balance of warrants outstanding is as follows:

	Number of Warrants Outstanding
	Subordinate Voting Shares	MM CAN USA Redeemable Shares	TOTAL	Weighted-Average Exercise Price
Balance as of June 25, 2022	352,704,355	97,430,456	450,134,811	$0.25

Expired	(2,677,535)	-	(2,677,535)	$(3.27)

Balance as of September 24, 2022	350,026,820	97,430,456	447,457,276	$0.23

14.	LOSS PER SHARE

The following is a reconciliation for the calculation of basic and diluted loss per share for the three months ended September 24, 2022 and September 25, 2021:

	Three Months Ended
	September 24,	September 25,
	2022	2021
Net Loss from Continuing Operations Attributable to Shareholders of MedMen Enterprises, Inc.	$(20,146,436)	$(40,883,537)
Net Income (Loss) from Discontinued Operations	24,306,649	(14,446,491)

Total Net Income (Loss)	$4,160,213	$(55,330,028)

Weighted-Average Shares Outstanding - Basic and Diluted	1,301,659,701	942,696,052

Earnings (Loss) Per Share - Basic and Diluted:
From Continuing Operations Attributable to Shareholders of MedMen Enterprises Inc.	$(0.02)	$(0.04)
From Discontinued Operations Attributable to Shareholders of MedMen Enterprises Inc.	$0.02	$(0.02)

Diluted loss per share is the same as basic loss per share as the issuance of shares on the exercise of convertible debentures, LTIP share units, warrants and share options is anti-dilutive.

15.	GENERAL AND ADMINISTRATIVE EXPENSES

During the three months ended September 24, 2022 and September 25, 2021, general and administrative expenses consisted of the following:

	Three Months Ended
	September 24,	September 25,
	2022	2021
Salaries and Benefits	$6,858,048	$9,911,488
Professional Fees	1,350,848	7,430,659
Rent	3,627,925	4,754,883
Licenses, Fees and Taxes	1,001,669	2,537,788
Share-Based Compensation	863,685	1,642,853
Deal Costs	429,272	1,637,587
Other General and Administrative	3,714,670	4,733,976

Total General and Administrative Expenses	$17,846,117	$32,649,234

16.	OTHER OPERATING (INCOME) EXPENSE

During the three months ended September 24, 2022 and September 25, 2021, other operating (income) expense consisted of the following:

	Three Months Ended
	September 24,	September 25,
	2022	2021
Loss on Disposals of Assets	$205,595	$15,146
Restructuring and Reorganization Expense	423,793	2,378,675
Gain on Settlement of Accounts Payable	(74,637)	(177,990)
Gain on Lease Terminations	(1,587,650)	-
Other Income	(1,522,219)	(16,803)

Total Other Operating (Income) Expense	$(2,555,118)	$2,199,028

During the three months ended September 24, 2022, the Company recorded $1,521,650 of sublease income related to the cultivation facilities in California and Nevada as a component of Other Operating Income in the Consolidated Statements of Operations.

17.	PROVISION FOR INCOME TAXES AND DEFERRED INCOME TAXES

The following table summarizes the Company’s income tax expense and effective tax rates for the three months ended September 24, 2022 and September 25, 2021:

	Three Months Ended
	September 24,	September 25,
	2022	2021
Loss from Continuing Operations Before Provision for Income Taxes	$(18,065,206)	$(26,471,632)
Income Tax Expense	(2,193,542)	(19,691,908)
Effective Tax Rate	-12%	-74%

We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate (“AETR”) for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. For the three months ended September 25, 2021, we determined we could no longer reliably estimate income taxes utilizing an AETR. The AETR estimate is highly sensitive to estimates of ordinary income (loss) and permanent differences such that minor fluctuations in these estimates could result in significant fluctuations of the Company’s AETR. Accordingly, we used our actual year-to-date effective tax rate to calculate income taxes for the three months ended September 25, 2022.

As the Company operates in the legal cannabis industry, the Company is subject to the limits of IRC Section 280E for U.S. federal, Illinois state, Massachusetts state and New York state income tax purposes under which the Company is only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E. However, the State of California does not conform to IRC Section 280E and, accordingly, the Company deducts all operating expenses on its California Franchise Tax Returns.

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

The effective tax rate for the three months ended September 24, 2022 is different from the three months ended September 25, 2021, respectively, primarily due to the Company’s income and related 280E expenditures. The Company’s non-deductible expenses related to IRC Section 280E limitations have remained relatively consistent.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, and in Canada. The Company is generally subject to audit by taxing authorities in various U.S., state, and in foreign jurisdictions for fiscal years 2014 through the current fiscal year. As of September 24, 2022, the Company had $18,781,424 of unrecognized tax benefits, all of which would reduce income tax expense and the effective tax rate if recognized. During the three months ended September 24, 2022, the Company recognized a net discrete tax expense of $407,993 primarily related on interest of past liabilities. During the next twelve months, the Company does not estimate any material reduction in its unrecognized tax benefits.

18.	COMMITMENTS AND CONTINGENCIES

Contingencies

The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of these regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulations as of September 24, 2022 and June 25, 2022, marijuana regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties or restrictions in the future.

Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of September 24, 2022, there were no pending or threatening lawsuits that could be reasonably assessed to have resulted in a probable loss to the Company in an amount that can be reasonably estimated. As such, no accrual has been made in the Condensed Consolidated Financial Statements relating to claims and litigations. As of September 24, 2022, there are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party to the Company or has a material interest adverse to the Company’s interest.

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

In November 2020, entities affiliated with former officers of the Company initiated arbitration against a subsidiary of the Company in Los Angeles, California asserting breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, and unjust enrichment. The claimants are generally seeking damages and compensatory damages according to proof, including lost earnings and other benefits, past and future, interest on lost earnings and benefits, reasonable attorney’s fees, and such other and further relief as the court deems proper. The Company asserted counterclaims, including for breach of the same management agreements. The arbitration is currently set for hearing in December 2022. The litigation is at an early stage and the likelihood of a loss contingency is remote. As a result, no amount has been set up for potential damages in these financial statements.

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

19.	RELATED PARTY TRANSACTIONS

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

While the Company operates in one segment as disclosed in “Note 20 – Segment Information”, the Company is disaggregating its revenue by geographical region in accordance with ASC 606, “Revenue from Contracts with Customers”. Revenue by state for the periods presented are as follows:

	Three Months Ended
	September 24,	September 25,
	2022	2021
California	$19,928,985	$24,626,555
Nevada	2,997,469	4,079,151
Illinois	3,542,071	4,328,602
Arizona	2,794,648	3,701,596
Massachusetts	780,875	-

Revenue from Continuing Operations	$30,044,048	$36,735,904

Revenue from Discontinued Operations	3,629,641	7,340,099

Total Revenue	$33,673,689	$44,076,003

22.	DISCONTINUED OPERATIONS

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

On August 22, 2022, the Company closed the transaction at the final sales price of $67,000,000, which comprised of $63,000,000 in cash and $4,000,000 in liabilities to be assumed by the Buyer. The Buyer made a cash payment of $40,000,000 at closing, a cash payment of $11,500,000 on September 15, 2022 and is required to make one additional installment payment of $11,500,000 on or before March 15, 2023. During the three months ended September 24, 2022, $31,599,999 of the cash proceeds was used to repay the Senior Secured Term Loan Facility and the Company received net cash proceeds of $19,558,947. As of September 24, 2022, the final cash payment of $11,500,000 remains due and payable. Accordingly, the Company recognized a gain on sale of assets of $31,719,833 included in Net Income from Discontinued Operations for the three months ended September 24, 2022. All profit or loss relating to the Florida operations were eliminated from the Company’s continuing operations and are shown as a single line item in the Consolidated Statements of Operations.

The operating results of the discontinued operations are summarized as follows:

	Three Months Ended
	September 24,	September 25,
	2022	2021
Revenue	$3,629,641	$7,340,099
Cost of Goods Sold	2,103,298	5,227,553

Gross Profit	1,526,343	2,112,546

Expenses:
General and Administrative	4,983,995	5,617,595
Sales and Marketing	43,311	103,803
Depreciation and Amortization	872,895	1,221,759
Impairment Expense	(78,433)	-
Gain on Disposal of Assets and Other Income	(35,659,761)	(597,591)

Total (Income) Expenses	(29,837,993)	6,345,566

Income (Loss) from Discontinued Operations	31,364,336	(4,233,020)

Other Expense:
Interest Expense	3,761,758	4,616,829
Accretion of Debt Discount and Loan Origination Fees	158,079	3,540,908

Total Other Expense	3,919,837	8,157,737

Income (Loss) from Discontinued Operations Before Provision for Income Taxes	27,444,499	(12,390,757)
Provision for Income Tax Benefit (Expense)	(3,137,850)	(2,055,734)

Net Income (Loss) from Discontinued Operations	$24,306,649	$(14,446,491)

The carrying amounts of assets and liabilities in the disposal group are summarized as follows:

	September 24,	June 25,
	2022	2022
Carrying Amounts of the Assets Included in Discontinued Operations:

Cash and Cash Equivalents	$355,378	$1,124,076
Restricted Cash	5,280	5,280
Accounts Receivable and Prepaid Expenses	95,048	334,621
Inventory	2,915,345	6,866,833

TOTAL CURRENT ASSETS (1)

Property and Equipment, Net	9,713,565	41,273,597
Operating Lease Right-of-Use Assets	19,780,991	31,543,058
Intangible Assets, Net	10,582,559	40,799,146
Other Assets	458,383	1,181,795

TOTAL ASSETS OF THE DISPOSAL GROUP CLASSIFIED AS HELD FOR SALE	$43,906,549	$123,128,406

Carrying Amounts of the Liabilities Included in Discontinued Operations:

Accounts Payable and Accrued Liabilities	$2,640,664	$6,295,745
Income Taxes Payable	(27,904)	1,671,380
Other Current Liabilities	-	89,069
Current Portion of Operating Lease Liabilities	2,605,317	4,209,512
Current Portion of Finance Lease Liabilities	-	174,000

TOTAL CURRENT LIABILITIES (1)

Operating Lease Liabilities, Net of Current Portion	19,067,840	56,410,071
Deferred Tax Liabilities	6,250,511	6,097,597
Notes Payable	-	11,100,000

TOTAL NON-CURRENT LIABILITIES (1)

TOTAL LIABILITIES OF THE DISPOSAL GROUP CLASSIFIED AS HELD FOR SALE	$30,536,428	$86,047,374

23.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these Condensed Consolidated Financial Statements were issued and has concluded that no subsequent events have occurred that would require recognition in the Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of MedMen Enterprises Inc. (“MedMen Enterprises”, “MedMen”, the “Company”, “we” or “our”) is for the three months ended September 24, 2022. The following discussion should be read in conjunction with, and is qualified in its entirety by, the Condensed Consolidated Financial Statements and the accompanying notes presented in Item 1 of this Form 10-Q and those discussed in Item 8 of the Company’s Annual Report on Form 10-K (the “Form 10-K”) filed with the SEC on September 9, 2022. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below for many reasons, including the risks described in “Disclosure Regarding Forward-Looking Statements,” Item 1A. “Risk Factors” and elsewhere in this Form 10-Q.

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

Our fiscal year is a 52/53-week year ending on the last Saturday in June or first Saturday in July. For the current interim period, the three months ended September 24, 2022 and September 25, 2021 refer to the 13 weeks ended therein.

Overview

MedMen is a cannabis retailer based in the U.S. offering a robust selection of high-quality products, including MedMen-owned brands, LuxLyte, and MedMen Red through its premium retail stores, proprietary delivery service, as well as curbside and in-store pick up. As of September 24, 2022, the Company operates 23 store locations across California (13), New York (4) Nevada (3), Illinois (1), Massachusetts (1) and Arizona (1).

On August 22, 2022, the Company completed the sale of its operations in the state of Florida, including its license, dispensaries, inventory and cultivation operations, to Green Sentry Holdings, LLC (“Buyer”) at the final sales price of $67,000,000 which comprised of $63,000,000 in cash and $4,000,000 in liabilities assumed by the Buyer. The Buyer made a cash payment of $40,000,000 at closing, a cash payment of $11,500,000 on September 15, 2022, and is required to make one additional installment payments of $11,500,000 on or before March 15, 2023. As of September 24, 2022, net proceeds to the Company were $19,500,000 after $31,599,999 of the cash proceeds was used to repay the Senior Secured Term Loans with Hankey Capital. Proceeds of the transaction to the Company will be used to fund operations and pay interest to Hankey Capital while the Senior Secured Term Loans remain outstanding and in default. In addition, the Company licensed the tradename “MedMen” to the Buyer for use in Florida for a period of two years, subject to termination rights, for a quarterly revenue-based fee. All purchased assets and assumed liabilities related to Florida are excluded from our Consolidated Balance Sheets as of September 24, 2022 and all profits or losses from our Florida operations subsequent to August 22, 2022 are included in the Consolidated Statements of Operations. Refer to “Note 22 – Discontinued Operations” of the Consolidated Financial Statements in Item 1 for further information.

COVID-19 Pandemic

We continuously address the effects of the COVID-19 pandemic, a discussion of which is available in Item 1A “Risk Factors” of the 2022 Form 10-K. Our business and operating results for the three months ended September 24, 2022, continue to be impacted by the COVID-19 pandemic. The overall impact on our business continues to depend on the length of time that the pandemic continues, the impact on consumer purchasing behavior, inflation, and the extent to which it affects our ability to raise capital, and the effect of governmental regulations imposed in response to the pandemic, which all remain uncertain at this time. We continue to implement and evaluate actions to strengthen our financial position and support the continuity of our business and operations.

Results of Operations

Our consolidated results, in millions, except for per share and percentage data, for the three months ended September 24, 2022, compared to three months ended September 25, 2021, are as follows:

	Three Months Ended
	September 24,	September 25,
($ in Millions)	2022	2021	$ Change	% Change
	(unaudited)	(unaudited)
Revenue	$30.0	$36.7	$(6.7)	(18%)
Cost of Goods Sold	15.2	19.3	(4.1)	(21%)

Gross Profit	14.9	17.4	(2.5)	(14%)

Operating Expenses:
General and Administrative	17.8	32.6	(14.8)	(45%)
Sales and Marketing	0.4	0.6	(0.2)	(33%)
Depreciation and Amortization	3.9	5.8	(1.9)	(33%)
Unrealized Changes in Fair Value of Contingent Consideration	(0.9)	-	(0.9)	-
Impairment Expense	1.7	0.4	1.3	325%
Other Operating (Income) Expense	(2.6)	2.2	(4.8)	(218%)

Total Operating Expenses	20.5	41.7	(21.3)	(51%)

Loss from Operations	(5.6)	(24.3)	18.7	(77%)

Non-Operating Expense (Income):
Interest Expense	10.1	8.2	1.9	23%
Accretion of Debt Discount and Loan Origination Fees	1.6	6.3	(4.7)	(75%)
Change in Fair Value of Derivatives	0.8	(2.1)	2.9	(138%)
Gain on Extinguishment of Debt	-	(10.2)	10.2	(100%)

Total Non-Operating Expense	12.4	2.2	10.2	464%

Loss from Continuing Operations Before Provision for Income Taxes	(18.1)	(26.5)	8.4	(32%)
Provision for Income Tax Expense	(2.2)	(19.7)	17.5	(89%)

Net Loss from Continuing Operations	(20.3)	(46.2)	25.9	(56%)
Net Income (Loss) from Discontinued Operations, Net of Taxes	24.3	(14.4)	38.7	(269%)

Net Income (Loss)	4.0	(60.6)	64.6	(107%)

Net Loss Attributable to Non-Controlling Interest	(0.1)	(5.3)	5.2	(98%)

Net Income (Loss) Attributable to Shareholders of MedMen Enterprises Inc.	$4.2	$(55.3)	$59.5	(108%)

EBITDA from Continuing Operations (Non-GAAP)	$(2.5)	$(5.7)	$3.2	(56%)
Adjusted EBITDA from Continuing Operations (Non-GAAP)	$(2.0)	$(12.2)	$10.2	(84%)

Revenue

Revenue for the three months ended September 24, 2022 was $30.0 million, a decrease of $(6.7) million, or (18%), compared to revenue of $36.7 million for the three months ended September 25, 2021.

Revenue in various states in which we operate is as follows:

	Three Months Ended
	September 24,	September 25,
($ in Millions)	2022	2021	$ Change	% Change
California	$19.9	$24.6	$(4.7)	(19%)
Nevada	3.0	4.1	(1.1)	(27%)
Illinois	3.5	4.3	(0.8)	(19%)
Arizona	2.8	3.7	(0.9)	(24%)
Massachusetts	0.8	-	0.8	-

Continuing Operations	30.0	36.7	(6.7)	(18%)

Discontinued Operations	3.6	7.3	(3.7)	(51%)

Total Revenue	$33.6	$44.0	$(10.4)	(24%)

Overall, across all markets, for the periods presented, we experienced declines in revenue across all markets.

In California, we experienced a decline of $(4.7) million or (19%) over the same prior year period primarily driven by lower basket size, inconsistent traffic to the stores which was slightly partially offset by flat conversion rates. We believe we were also affected by the status of the cannabis supply in this State. California is currently experiencing high levels of cannabis production which we believe has flooded the illegal market with quality cannabis flower that illicit operators are offering to cannabis consumers at lower selling prices. In addition, the increase in new dispensaries within key markets, especially West Hollywood, and the more aggressive promotional cadence these dispensaries are promoting, has resulted in a saturated market wherein the California cannabis consumer has an increased number of choices for cannabis products at discounted pricing. During this first fiscal quarter, we increased our focus on product portfolio and product selection, expanding vendor relationships, engaging in allowable marketing strategies, and continued efforts to develop our private label products.

In Nevada, revenue for the three months declined $(1.1) million or (27%). We experienced a decline in basket size as well as traffic and conversion rates. Nevada noted an overall decline in legal cannabis sales primarily related to a maturing industry, lower disposable income and a revenue base heavily reliant on tourism.

In Illinois, revenue declined $(0.8) million or (19%). We continue to face market pressure from additional licenses issued by surrounding municipalities as part of Illinois’ efforts to promote equality and accessible locations for the consumer. We have made great efforts in testing new promotional messaging that, if marketed properly, can increase foot traffic and revenue.

In Arizona, revenue for the period decreased $(0.9) million or (24%). This decrease resulted from a decline in medical-use sales because of a maturing recreational cannabis industry. Arizona is also experiencing an increase in new dispensary openings, that similar to California, has resulted in a saturated market. Exacerbating the increase in dispensary openings, is the increase in aggressive promotional cadences by these dispensaries. We continue our efforts to finding the optimal product selection that can meet the demands of both medical and recreational customers as well as planning for additional private label products from our own cultivation facility in Mesa.

In Massachusetts, our store near Fenway Park opened December 2021 with no comparable sales for this reporting period.

During our first fiscal quarter, we completed the sale of our Florida-based assets. We continue to hold for sale our New York-based assets which are presented as discontinued operations.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the three months ended September 24, 2022 was $15.2 million compared to $19.3 million, a decrease of $(4.1) million, or (21%), for the three months ended September 25, 2021. Gross profit for the fiscal first quarter was $14.9 million, representing a gross margin of 50%, as compared to $17.4 million, representing a gross margin of 47%, for the same prior year period. The improvement in gross margin resulted from our continuous efforts to develop vendor programs that reduced our cost of goods sold, as well as our success in lowering costs of production at our cultivation centers.

Operating Expenses

Operating expenses for the three months ended September 24, 2022 were $20.5 million, a decrease of $(21.3) million, or (51%), compared to $41.7 million for the three months ended September 25, 2021. These changes were attributable to the factors discussed below.

General and administrative expenses (“G&A”) for the three months ended September 24, 2022 were $17.8 million, compared to $32.6 million for the same prior year period. The overall decrease in the three months period is primarily due to the Company’s corporate cost saving strategy. Key drivers of the decrease in G&A include reductions in professional fees ($6.1) million, payroll expenses ($3.0) million, licenses and fees ($1.5) million, deal costs ($1.2) million and rental payments ($1.1) million. Management continues to focus on reducing company-wide G&A. We expect G&A will continue to decrease in fiscal year 2023 as compared to prior year.

Sales and marketing expenses remained relatively consistent for the three months ended September 24, 2022 and September 25, 2021 in the amount of $0.4 million and $0.6 million, respectively.

Depreciation and amortization for the three months ended September 24, 2022 was $3.9 million, compared to $5.8 million for the same prior year period. The overall decrease is attributable to the impairment of assets recorded in Q4 2022 and delay in new capital projects. We are currently evaluating the long-term benefits of continuing to pursue the build out of some of our locations not yet opened or constructed. We are in negotiations with the landlords of our unfinished locations in California, Illinois and Massachusetts in an effort to reach the best outcome for all parties including the communities that live and work near these unfinished locations possibly deterring from market values.

Impairment expense for the three months ended September 24, 2022 was $1.7 million, compared to $0.4 million for the three months ended September 25, 2021. During the current period, the Company wrote off approximately $1.7 million of construction in progress.

Other operating (income) expense for the three months ended September 24, 2022 was $(2.6) million, compared to $2.2 million for the three months ended September 25, 2021. The decrease of $(4.8) million in other operating (income) expense was primarily due to a decrease of $(2.0) million in restructuring expenses coupled with a gain on lease termination of $1.6 million and sublease income of $1.5 million recognized during the fiscal first quarter of 2023, versus none in the comparative period.

Non-Operating Expense

Non-operating expense for the three months ended September 24, 2022, was $12.4 million, compared to $2.2 million in the prior year period. The increase in non-operating expense was primarily due a $10.2 million gain on extinguishment of debt recognized in prior fiscal first quarter versus none in the current period. This was offset by a $(4.7) million decrease in accretion of debt discount due to the principal repayment of $31.6 million on the Senior Secured Term Loan during the fiscal first quarter of 2023 and a $(2.9) million decrease in change in fair value of derivatives.

Provision for Income Taxes

MedMen is subject to income taxes in the jurisdictions in which it operates and, consequently, income tax expense is a function of the allocation of taxable income by jurisdiction and the various activities that impact the timing of taxable events. As we operate in the legal cannabis industry, we are subject to the limits of Internal Revenue Code (“IRC”) Section 280E under which we are only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E and a higher effective tax rate than most industries. However California does not conform to IRC Section 280E and, accordingly, we deduct all operating expenses on MedMen’s California Franchise Tax Returns.

The provision for income taxes for the three months ended September 24, 2022 was $2.2 million, compared to the provision for income tax expense of $19.7 million for the three months ended September 25, 2021, primarily due to the Company’s forecasted income and related IRC Section 280E expenditures.

Net Loss

Net loss from continuing operations for the three months ended September 24, 2022 was $20.3 million, a decrease of $(25.9) million compared to $46.2 million for the three months ended September 25, 2021. For the fiscal first quarter of 2023, net loss from continuing operations was favorably impacted by the Company’s continued efforts to optimize selling, general and administrative costs and right-size the Company’s corporate infrastructure.

Non-GAAP Financial Measures

EBITDA from Continuing Operations and Adjusted EBITDA from Continuing Operations are financial measures that are not defined under GAAP. We define EBITDA as net income (loss), or “earnings”, before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as EBITDA before: (i) transaction costs and restructuring costs; (ii) non-cash share-based compensation expense; (iii) fair value changes in derivative liabilities and contingent consideration; (iv) (gains) losses on disposal of assets, assets held for sale, extinguishment of debt and lease terminations; and (v) other one-time charges for non-cash operating costs. These financial measures are metrics that have been adjusted from the GAAP net income (loss) measure in an effort to provide readers with a normalized metric in making comparisons more meaningful across the cannabis industry, as well as to remove non-recurring, irregular and one-time items that may otherwise distort the GAAP net income measure. Other companies in our industry may calculate this measure differently, limiting their usefulness as comparative measures.

Reconciliations of GAAP Measures to Non-GAAP Financial Measures

The table below reconciles Net Loss to EBITDA from Continuing Operations and Adjusted EBITDA from Continuing Operations for the periods indicated.

	Three Months Ended
	September 24,	September 25,
($ in Millions)	2022	2021
Net Income (Loss)	$4.0	$(60.6)

Less: Net (Income) Loss from Discontinued Operations, Net of Taxes	(24.3)	14.4
Add (Deduct) Impact of:
Net Interest and Other Financing Costs (1)	11.6	14.5
Provision for Income Taxes	2.2	19.7
Amortization and Depreciation	4.0	6.3

Total Adjustments	17.8	40.5

EBITDA from Continuing Operations	$(2.5)	$(5.7)

Add (Deduct) Impact of:
Transaction Costs & Restructuring Costs	$0.9	$4.0
Share-Based Compensation	0.9	1.6
Change in Fair Value of Derivative Liabilities	0.8	(2.1)
Change in Fair Value of Contingent Consideration	(0.9)	-
(Gain) Loss on Lease Termination	(1.6)	-
(Gain) Loss on Extinguishment of Debt	-	(10.2)
(Gain) Loss from Disposal of Assets	0.2	-
Sublease Income	(1.5)	-
Impairment Expense	1.7	0.4
Other Non-Cash Operating Costs	-	(0.2)

Total Adjustments	$0.5	$(6.5)

Adjusted EBITDA from Continuing Operations	$(2.0)	$(12.2)

(1)	For the current period, net interest and other financing costs now include accretion of debt discount and loan origination fees of $1.6 million for the three months ended September 24, 2022. The prior year amount of $6.3 million for the three months ended September 25, 2021 have been reclassified for consistency with the current year presentation. Accretion of debt discount was previously excluded from the reconciliation of Net Loss to EBITDA from Continuing Operations and Adjusted EBITDA from Continuing Operations.

EBITDA from Continuing Operations represents the Company’s current operating profitability and ability to generate cash flow and includes significant non-cash operating costs. Considering these adjustments, the Company had EBITDA from Continuing Operations of $(2.5) million for the three months ended September 24, 2022 compared to $(5.7) million for the comparative prior period. The change in EBITDA from Continuing Operations was primarily due to the Company’s continued cost-saving strategies and lower operating costs at the cultivation facilities of California and Nevada as a result of the licensing and management agreement which includes lower rents.

For the three months ended September 24, 2022, Adjusted EBITDA from Continuing Operations was $(2.0) million compared to $(12.2) million for the three months ended September 25, 2021. The improvement is primarily due to the decrease in general and administrative expenses. The financial performance of the Company is expected to further improve as the Company works towards profitability and coupled with significant deleveraging of its balance sheet, will reposition the Company for growth.

Refer to Item 2 “Liquidity and Capital Resources” for further discussion of management’s future outlook.

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the three months ended September 24, 2022 and September 25, 2021:

	Three Months Ended
	September 24,	September 25,
($ in Millions)	2022	2021	$ Change	% Change
Net Cash Used in Operating Activities	$(9.6)	$(23.0)	$13.4	(58%)
Net Cash Provided by (Used in) Investing Activities	51.5	(3.6)	55.1	(1,531%)
Net Cash (Used in) Provided by Financing Activities	(31.6)	93.2	(124.8)	(134%)

Net Increase in Cash and Cash Equivalents	10.3	66.6	(56.3)	(85%)
Cash Included in Assets Held for Sale	-	(0.3)	0.3	100%
Cash and Cash Equivalents, Beginning of Period	10.8	11.6	(0.8)	(7%)

Cash and Cash Equivalents, End of Period	$21.1	$77.9	$(56.8)	(73%)

Cash Flow from Operating Activities

Net cash used in operating activities was $9.6 million for the three months ended September 24, 2022, a decrease of $13.4 million, compared to $23.0 million for the three months ended September 25, 2021. The decrease was primarily driven by the decrease in general and administrative expenses as described in “Results of Operations” above.

Cash Flow from Investing Activities

Net cash provided by investing activities was $51.5 million for the three months ended September 24, 2022 compared to the $3.6 million of net cash used in investing activities in the prior year. This was primarily due to the $51.5 million in cash proceeds from the sale of the Company’s operations in the state of Florida during the current period.

Cash Flow from Financing Activities

Net cash used in financing activities was $31.6 million for the three months ended September 24, 2022 compared to $93.2 million net cash provided by financing activities for the three months ended September 25, 2021. During the current period, the Company used $31.6 million of the cash proceeds from the sale of its Florida-based operations to make principal repayments on the Senior Secured Term Loan. Whereas during the comparative prior period, the Company completed a private placement with Serruya Private Equity Inc. (“SPE”) resulting in an equity investment of $100.0 million.

Financial Condition and Going Concern

As of September 24, 2022, the Company had cash and cash equivalents of $21.1 million and working capital deficit of $134.9 million. The Company has incurred net losses from continuing operations of $20.3 million and $46.2 million for the three months ended September 24, 2022 and September 25, 2021, respectively. The conditions described above raise substantial doubt with respect to the Company’s ability to meet its obligations for at least one year from the issuance of these Condensed Consolidated Financial Statements, and therefore, to continue as a going concern.

The Company plans to continue to fund its operations through the implementation of its cost savings plan, and various strategic actions, including the successful negotiations of lower costs of occupancy with our master lease landlord and other landlords, divesture of non-core assets including but not limited to the current asset group held for sale, New York, as well continuing its on-going revenue strategy of market expansion and retail revenue growth. We also need to obtain an extension or a refinancing of our debt-in-default with the secured senior lender. Our annual operating plan for fiscal year 2023 estimates we will be able to manage our ongoing operations. However, our cash needs are significant and not achievable with the current cash flow from operations. If the above strategic actions, for any reason, are inaccessible, it will have a significantly negative effect on the Company’s financial condition. Additionally, we expect to continue to manage the Company’s operating expenses and reduce its projected cash requirements through reduction of its expenses by delaying new store development, permanently or temporarily closing stores that are deemed to be performing below expectations, and/or implementing other restructuring activities. Furthermore, COVID-19 and the impact the global pandemic on the broader retail environment could also have a significant impact on the Company’s financial position, results of operations, equity and or its access to capital and future financing.

As of September 24, 2022, the accompanying Consolidated Financial Statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.

The following table summarizes certain aspects of the Company’s financial condition as of September 24, 2022 and June 25, 2022:

	September 24,	June 25,
($ in Millions)	2022	2022	$ Change	% Change
Cash and Cash Equivalents	$21.1	$10.8	$10.3	95%
Total Current Assets	$98.7	$161.5	$(62.8)	(39%)
Total Assets	$251.1	$323.2	$(72.1)	(22%)
Total Current Liabilities	$233.6	$319.6	$(86.0)	(27%)
Notes Payable, Net of Current Portion	$74.9	$206.4	$(131.5)	(64%)
Total Liabilities	$564.7	$641.7	$(77.0)	(12%)
Total Shareholders’ Equity	$(313.6)	$(318.5)	$4.9	(2%)
Working Capital Deficit	$(134.9)	$(158.1)	$23.2	(15%)

In August 2022, the Company completed the sale of its operations in the state of Florida at the final sales price of $67,000,000 which comprised of $63,000,000 in cash and $4,000,000 in liabilities to be assumed by the Buyer. The Buyer made a cash payment of $40,000,000 at closing, $11,500,000 on September 15, 2023, and is required to make an additional installment payment of $11,500,000 on or before March 15, 2023. During the fiscal third quarter of 2022, net proceeds to the Company were $19,558,947 after a principal repayment of $31,599,999 on the Senior Secured Term Loans with Hankey Capital. The final cash payment of $11,500,000 remains due and receivable as of September 24, 2022. The Senior Secured Term Loans remains outstanding and in default as of September 24, 2022.

The $23.2 million improvement in working capital deficit was primarily related to the $31.6 million principal repayment on the Senior Secured Term Loans that matured on July 31, 2022 and August 1, 2022. The Company’s working capital will be significantly impacted by continued operations and growth in retail operations and the continued stewardship of the Company’s financial resources. The ability to fund working capital needs will also be dependent on the Company’s ability to raise additional debt and equity financing and execute cost savings plans.

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

Critical Accounting Policies, Significant Judgments and Estimates and Recent Accounting Pronouncements

There have been no changes in critical accounting policies, estimates and assumptions from the information provided in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in the Form 10 for the fiscal year ended June 25, 2022 that have a significant effect on the amounts recognized in the Condensed Consolidated Financial Statements as of and for the fiscal quarter ended September 24, 2022. See “Note 2 – Summary of Significant Accounting Policies” in the Condensed Consolidated Financial Statements in Item 1 for recently adopted accounting standards. For more information on the Company’s critical accounting estimates, refer to the “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report on Form 10-K for the fiscal year ended June 25, 2022. In addition, a detailed description of our critical accounting policies and recent accounting pronouncements are detailed in Part I, “Item 8. Financial Statements and Supplementary Data” of the Annual Report on Form 10-K for the fiscal year ended June 25, 2022.

Transactions with Related Parties

As of September 24, 2022 and June 25, 2022, there were no amounts due from or due to related parties that were recorded in the Consolidated Balance Sheets. Refer to “Note 19 – Related Party Transactions” of the Consolidated Financial Statements for the three months ended September 24, 2022 in Item 1.

The Company’s Board of Directors each receive quarterly fees of $200,000 of which one-third is paid in cash and two-thirds is paid in Class B Subordinate Voting Shares.

Senior Secured Convertible Credit Facility

As of September 24, 2022, the Company has drawn down a total of $165.0 million on the Convertible Facility, has accrued paid-in-kind interest of $45.2 million with an aggregate weighted average conversion price of approximately $0.24 per share, and an aggregate of 196,327,593 warrants with a weighted average exercise price of $0.17 per share.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 24, 2022, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.

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

Based upon that evaluation and the identification of the material weakness described herein, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, at the reasonable assurance level, as of the end of our last fiscal year end, June 25, 2022, and continues as such as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

For fiscal year 2022, management identified a material weakness determining that the Company’s financial recordkeeping process was deficient and that it does not have effective controls over the period-end reconciliation process. The reconciliation process was not being performed in a manner that will detect and correct errors on a timely basis, including:

●	general ledgers are not being reviewed regularly for assets that may not be recoverable or viable,

●	review procedures for balance sheet account reconciliations and manual journal entries were not performed, and

●	some accounts and balances are not being reconciled regularly, and/or account reconciliations that are being completed do not properly address or adjust reconciling items.

Management plans to implement measures designed to improve its internal control over financial reporting to remediate material weaknesses described above by standardizing the monthly reconciliation process for material accounts and balances with formalized procedures. Material non-standard journal entries recorded in the accounting system will be reviewed for the various applicable accounting assertions including recoverability and validity. While the Company is actively engaged in the implementation of its remediation efforts to address this internal control weakness, the actions we have taken are subject to continued review, supported by confirmation and testing by management. Accordingly, the material weakness will not be considered fully remediated until the new control procedures are implemented for a sufficient period of time and management has concluded that these controls are operating effectively which we anticipate will occur in the ensuing months.

Except as noted above, there were no changes in our internal control over financial reporting during the three months ended September 24, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than noted below, there have been no material developments during the fiscal quarter covered by this Report for our legal proceedings that were disclosed in our Annual Report on Form 10-K filed on September 9, 2022.

On October 6, 2022 the Company entered into a Settlement and Mutual Release Agreement with Charles Coburn, Daryll DeSantis, Unisys Technical Solutions, LLC and Delsantro Investments LLC in connection with a complaint filed by these parties on May 26, 2020 and counterclaim by the Company (the “Unisys Litigation”). The agreement resolved the Unisys Litigation and preserved the Company’s right to a pro rata distribution from plaintiff and cross defendant Charles Coburn’s bankruptcy estate as may be ordered by the bankruptcy court.

On July 11, 2022 Thor 952 Fulton Street, LLC, an affiliate of Thor Equities Group, filed a complaint in the United States District Court for the Southern District of New York against Future Transactions Holdings, LLC, an affiliate of the Company, MM Enterprises USA, LLC, and the Company seeking approximately $950,960 in damages relating to a lease of commercial property located in Illinois, which lease specified use as a cannabis dispensary, claiming diversity jurisdiction. On September 16, 2022 the Company moved to dismiss the case on the basis that the subject matter of the contract was illegal under federal law, and plaintiffs thereafter moved for a voluntary dismissal. On October 17, 2022 the United States District court granted plaintiff’s motion for voluntary dismissal of the complaint without prejudice. On October 19, 2022 Future Transactions Holdings, LLC, MM Enterprises USA, LLC, and the Company filed a complaint under the federal Declaratory Judgment Act against Thor 942 Fulton Street, LLC.

ITEM 1A. RISK FACTORS.

Smaller reporting companies are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See discussion of Senior Secured Term Loan in “Note 10 – Notes Payable” under Part I, “Item 1. Notes to Condensed Consolidated Financial Statements”, which is incorporated in this item by reference.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

By resolution dated as of September 21, 2022, as consideration for Mr. Record’s service to the Company since April 24, 2022, when he was appointed as Chief Executive Officer, including successfully guiding the Company through the sale of its Florida assets, the Board effectively approved a cash bonus of $171,429. This payment represents the amount already due to Mr. Record pursuant to the terms of his employment entered at the time of his appointment; except that he shall now receive cash in lieu of RSUs for the period beginning on the date of his appointment through and until the date of the Board resolution. The Board also approved the grant to Mr. Record under the Company’s 2018 Stock and Incentive Plan of $3,000,000 worth of options with a term of five years to purchase Subordinate Voting Shares at an exercise price per share of $0.051968 and with one-third vesting on the date of grant and one-third vesting on each of April 24, 2023 and April 24, 2024. The resolution directs the Company to determine the number of options to be issued through the application of the Black Scholes option pricing model. The options will vest automatically upon a change of control or Mr. Record’s termination as CEO, unless the Board determines that Mr. Record is terminated based on his conduct or performance. A change of control generally includes the acquisition of 50% of the voting securities of the Company, a merger, or sale of all or substantially all of the Company’s assets. Pursuant to his employment terms, Mr. Record will continue to receive an annual salary of $416,000 and is eligible to receive up to an additional $8,000 per week during his service as CEO (the “Bonus”), one half of which will be paid in cash and one half will be paid in RSUs. The Bonus will be paid quarterly at the approval of the Board and not contingent on any specific requirements unless the Board determines reasonably that Mr. Record’s performance did not meet minimal acceptable standards or Mr. Record is terminated based on conduct or performance. The number of RSUs granted will be based on the trailing 10-day volume weighted average price of the Subordinate Voting Shares trading on the Canadian Securities Exchange or any National Securities Exchange prior to the date of grant.

On October 18, 2022, the Company’s Board of Directors approved a change to director compensation with regards to calculating the number of Subordinate Voting Shares issued to non-employee directors. The Company’s non-employee directors will continue to receive an annual fee of $250,000, of which one-third is paid in cash on a quarterly basis and two-thirds is paid in Subordinate Voting Shares. Each director will now receive on an annual basis 3,453,802 Subordinate Voting Shares, of which 864,200 Subordinate Voting Shares will vest quarterly, with retroactive effect to April 21, 2022.

In February 2022, the Company executed the Sixth Modification extending the maturity date of senior secured term loan facility (the “Facility”) with Hankey Capital and Stable Road Capital (the “Lenders”) to July 31, 2022 with respect to the Facility, and August 1, 2022 with respect to the incremental term loans (collectively, the “Term Loans”). The Sixth Modification makes no modification to the current interest rate. The Sixth Modification provides that the definitive documentation with respect to the conditional purchase of the Term Loans by Superhero Acquisition, L.P., an existing lender under the Company’s Senior Secured Convertible Purchase Agreement dated August 7, 2021, must be entered within 45 days or the stated maturity date of the Term Loans become due. The Sixth Modification requires that the Company make a mandatory prepayment of at least $37,500,000 in the event the sale of certain assets and imposes covenants in regards strategic actions the Company must implement if it is unable to pay the Term Loans by the extended stated maturity date. During the three months ended September 24, 2022, in connection with the sale of the Company’s Florida-based operations, the Company made a principal repayment of $31,599,999 with proceeds from the sale. The Facility remains in default as of September 24, 2022 and the Company is in ongoing discussions with the Lenders.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.1	First Amendment to Asset Purchase Agreement dated July 31, 2022 among MME Florida, LLC, MM Enterprises USA, LLC, and Green Sentry Holdings, LLC.	8-K	000-56199	10.1	8/26/22
10.2	Second Amendment to Asset Purchase Agreement dated August 22, 2022 among MME Florida, LLC, MM Enterprises USA, LLC, and Green Sentry Holdings, LLC.	8-K	000-56199	10.2	8/26/22
10.3	Compensation Terms for CEO (Ed Record) approved by Board on September 22, 2022					✓
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					✓
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					✓
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					✓
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.					✓
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					✓
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					✓
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					✓
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					✓
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)					✓

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 3, 2022	MEDMEN ENTERPRISES INC

/s/ Ana Bowman
	By:	Ana Bowman
	Its:	Chief Financial Officer