Form 10-Q
period 2022-12-24
MedMen Enterprises, Inc.
filed 2023-02-02
CIK 1776932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 24, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financing accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of January 30, 2023, the registrant had 1,308,619,247 Class B Subordinate Voting Shares outstanding.

MEDMEN ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED DECEMBER 24, 2022
i

Use of Names
In this Quarterly Report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “Company,” “Corporation” or “MedMen” refer to MedMen Enterprises Inc. together with its wholly-owned subsidiaries.
Disclosure Statement Regarding Forward-Looking Statements
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
ii

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

MEDMEN ENTERPRISES INC. Condensed Consolidated Balance Sheets (Unaudited) (Amounts Expressed in United States Dollars, Except for Share Data)

	December 24, 2022	June 25, 2022
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$15,605,362	$10,795,999
Accounts Receivable and Prepaid Expenses	5,415,701	7,539,767
Inventory	13,675,322	10,010,731
Assets Held for Sale	43,611,513	123,158,751
Receivable for Assets Held for Sale	11,500,000	—
Other Assets	10,403,527	9,990,992
Total Current Assets	100,211,425	161,496,240

Operating Lease Right-of-Use Assets	34,275,701	47,649,270
Property and Equipment, Net	57,645,329	64,107,792
Intangible Assets, Net	32,653,134	35,746,114
Goodwill	9,810,049	9,810,049
Other Non-Current Assets	3,879,373	4,414,219
TOTAL ASSETS	$238,475,011	$323,223,684
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Current Liabilities:
Accounts Payable and Accrued Liabilities	$42,926,092	$38,905,818
Income Taxes Payable	67,472,697	58,646,291
Other Liabilities	16,591,825	16,704,283
Derivative Liabilities	3,642,777	6,749,563
Current Portion of Operating Lease Liabilities	11,897,467	10,925,128
Current Portion of Finance Lease Liabilities	4,294,333	4,061,273
Current Portion of Notes Payable	66,294,249	97,003,922
Liabilities Held for Sale	24,524,988	86,595,102
Total Current Liabilities	237,644,428	319,591,380
Operating Lease Liabilities	40,724,983	50,917,244
Finance Lease Liabilities	27,288,988	26,553,287
Other Non-Current Liabilities	2,846,182	3,082,277
Deferred Tax Liability	38,459,344	35,213,671
Senior Secured Convertible Credit Facility	146,193,049	132,005,663
Notes Payable	74,110,205	74,372,898
TOTAL LIABILITIES	567,267,179	641,736,420
SHAREHOLDERS’ EQUITY:
Preferred Shares (no par value, unlimited shares authorized and no shares issued and outstanding)	—	—
Subordinate Voting Shares (no par value, unlimited shares authorized, 1,302,129,084 and 1,301,423,950 shares issued and outstanding as of December 24, 2022 and June 25, 2022, respectively)	—	—
Additional Paid-In Capital	1,060,236,631	1,057,228,873
Accumulated Deficit	(913,798,904)	(901,758,875)
Total Equity Attributable to Shareholders of MedMen Enterprises Inc.	146,437,727	155,469,998
Non-Controlling Interest	(475,229,895)	(473,982,734)
TOTAL SHAREHOLDERS’ EQUITY	(328,792,168)	(318,512,736)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$238,475,011	$323,223,684
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

MEDMEN ENTERPRISES INC. Condensed Consolidated Statements of Operations (Unaudited) (Amounts Expressed in United States Dollars, Except for Share Data)

	Three Months Ended		Six Months Ended
	December 24, 2022	December 25, 2021	December 24, 2022	December 25, 2021
Revenue	$29,554,100	$35,517,161	$59,598,153	$72,253,065
Cost of Goods Sold	14,501,052	17,637,003	29,601,351	36,986,993
Gross Profit	15,053,048	17,880,158	29,996,802	35,266,072

Operating Expenses:
General and Administrative	18,341,221	31,292,754	36,452,557	63,941,988
Sales and Marketing	551,106	1,007,255	994,897	1,600,479
Depreciation and Amortization	3,477,086	6,379,865	7,423,606	12,203,482
Realized and Unrealized Changes in Fair Value of Contingent Consideration	—	(301,459)	(863,856)	(301,459)
Impairment Expense	5,052,995	—	6,716,906	435,241
Other Operating (Income) Expense	(5,634,350)	630,971	(7,544,063)	2,829,999
Total Operating Expenses	21,788,058	39,009,386	43,180,047	80,709,730
Loss from Operations	(6,735,010)	(21,129,228)	(13,183,245)	(45,443,658)

Non-Operating (Income) Expenses:
Interest Expense	9,686,929	8,077,496	19,739,620	16,249,257
Interest Income	(27,991)	(22,907)	(28,024)	(45,915)
Accretion of Debt Discount and Loan Origination Fees	1,543,896	1,277,827	2,885,912	7,625,298
Change in Fair Value of Derivatives	(3,912,376)	(14,106,370)	(3,106,786)	(16,211,785)
Gain on Extinguishment of Debt	—	—	—	(10,233,607)
Total Non-Operating Expenses	7,290,458	(4,773,954)	19,490,722	(2,616,752)

Loss from Continuing Operations Before Provision for Income Taxes	(14,025,468)	(16,355,274)	(32,673,967)	(42,826,906)
Provision for Income Tax Expense	(1,060,808)	8,137,898	(6,752,886)	(11,554,010)
Net Loss from Continuing Operations	(15,086,276)	(8,217,376)	(39,426,853)	(54,380,916)
Net Income (Loss) from Discontinued Operations, Net of Taxes	(2,255,978)	(12,140,600)	26,132,489	(26,587,091)
Net Income (Loss)	(17,342,254)	(20,357,976)	(13,294,364)	(80,968,007)

Net Loss Attributable to Non-Controlling Interest	(1,134,849)	(1,331,174)	(1,247,161)	(6,611,177)
Net Income (Loss) Attributable to Shareholders of MedMen Enterprises Inc.	$(16,207,405)	$(19,026,802)	$(12,047,203)	$(74,356,830)

Earnings (Loss) Per Share - Basic and Diluted:
From Continuing Operations Attributable to Shareholders of MedMen Enterprises Inc.	$(0.01)	$(0.01)	$(0.03)	$(0.05)
From Discontinued Operations Attributable to Shareholders of MedMen Enterprises Inc.	$(0.00)	$(0.01)	$0.01	$(0.02)
Weighted-Average Shares Outstanding - Basic	1,301,874,615	1,198,515,279	1,301,767,158	1,070,605,666
Weighted-Average Shares Outstanding - Diluted	1,301,874,615	1,198,515,279	4,845,052,067	1,070,605,666
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

MEDMEN ENTERPRISES INC. Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) (Amounts Expressed in United States Dollars, Except for Share Data)

	For the Six Months Ended December 24, 2022

	Units	$ Amount	Additional Paid-In Capital	Accumulated Deficit	TOTAL EQUITY ATTRIBUTABLE TO SHAREHOLDERS OF MEDMEN	Non- Controlling Interest	TOTAL SHAREHOLDERS’ DEFICIENCY
	Subordinate Voting Shares	Subordinate Voting Shares
Balance as of June 25, 2022	1,301,423,950	$—	$1,057,228,873	$(901,758,875)	$155,469,998	$(473,982,734)	$(318,512,736)
Net Income (Loss)	—	—	—	4,160,212	4,160,212	(112,312)	4,047,901
Controlling Interest Equity Transactions
Partner Contributions	—	—	—	37,561	37,561	—	37,561
Redemption of MedMen Corp Redeemable Shares	259,814	—	15,318	(15,318)	—	—	—
Share-Based Compensation	—	—	863,685	—	863,685	—	863,685
Balance as of September 24, 2022	1,301,683,764	—	$1,058,107,876	$(897,576,420)	$160,531,456	$(474,095,046)	$(313,563,590)
Net Income (Loss)	—	—	—	(16,207,405)	(16,207,405)	(1,134,849)	(17,342,254)
Controlling Interest Equity Transactions
Partner Contributions	—	—	—	—	—	—	—
Redemption of MedMen Corp Redeemable Shares	445,320	—	15,079	(15,079)	—	—	—
Share-Based Compensation	—	—	2,113,676	—	2,113,676	—	2,113,676
Balance as of December 24, 2022	1,302,129,084	$—	$1,060,236,631	$(913,798,904)	$146,437,727	$(475,229,895)	$(328,792,168)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

MEDMEN ENTERPRISES INC. Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) (Amounts Expressed in United States Dollars, Except for Share Data)

	For the Six Months Ended December 25, 2021
	Units	$ Amount	Additional Paid-In Capital	Accumulated Deficit	TOTAL EQUITY ATTRIBUTABLE TO SHAREHOLDERS OF MEDMEN	Non- Controlling Interest	TOTAL SHAREHOLDERS’ DEFICIENCY
	Subordinate Voting Shares	Subordinate Voting Shares
BALANCE AS OF JUNE 27, 2021	726,866,374	$—	$908,992,686	$(717,232,706)	$191,759,980	$(445,393,599)	$(253,633,619)
Net Loss	—	—	—	(55,330,028)	(55,330,028)	(5,280,003)	(60,610,031)
Controlling Interest Equity Transactions
Shares Issued for Cash, Net of Fees	406,249,973	—	73,393,745	—	73,393,745	—	73,393,745
Shares Issued to Settle Debt and Accrued Interest	20,833,333	—	4,030,000	—	4,030,000	—	4,030,000
Shares Issued to Settle Accounts Payable and Liabilities	4,182,730	—	700,000	—	700,000	—	700,000
Equity Component of Debt - New and Amended	0	—	41,388,048	—	41,388,048	—	41,388,048
Redemption of MedMen Corp Redeemable Shares	4,054,278	—	1,121,441	374,701	1,496,142	(1,496,142)	—
Shares Issued for Vested Restricted Stock Units and Cashless Exercise of Options	8,473,868	—	—	—	—	—	—
Shares Issued for Exercise of Warrants	8,807,605	—	1,273,679	—	1,273,679	—	1,273,679
Shares Issued for Conversion of Debt	16,014,665	—	2,371,100	—	2,371,100	—	2,371,100
Stock Grants for Compensation	1,455,415	—	1,421,400	—	1,421,400	—	1,421,400
Deferred Tax Impact On Conversion Feature	—	—	(13,057,730)	—	(13,057,730)	—	(13,057,730)
Share-Based Compensation	—	—	1,682,677	—	1,682,677	—	1,682,677
BALANCE AS OF SEPTEMBER 25, 2021	1,196,938,241	$—	$1,023,317,046	$(772,188,033)	$251,129,013	$(452,169,744)	$(201,040,731)
Net Loss	—	—	—	(19,026,802)	(19,026,802)	(1,331,174)	(20,357,976)
Controlling Interest Equity Transactions
Shares Issued for Cash, Net of Fees	—	—	—	—	—	—	—
Shares Issued to Settle Debt and Accrued Interest	—	—	—	—	—	—	—
Shares Issued to Settle Accounts Payable and Liabilities	98,118	—	15,000	—	15,000	—	15,000
Equity Component of Debt - New and Amended	—	—	—	—	—	—	—
Redemption of MedMen Corp Redeemable Shares	84,605	—	18,627	6,835	25,462	(25,462)	—
Shares Issued for Vested Restricted Stock Units and Cashless Exercise of Options	2,283,972	—	—	—	—	—	—
Shares Issued for Exercise of Warrants	—	—	—	—	—	—	—
Shares Issued for Conversion of Debt	—	—	—	—	—	—	—
Stock Grants for Compensation	714,356	—	207,494	—	207,494	—	207,494
Deferred Tax Impact On Conversion Feature	—	—	1,345,580	—	1,345,580	—	1,345,580
Share-Based Compensation	—	—	500,612	—	500,612	—	500,612
BALANCE AS OF DECEMBER 25, 2021	1,200,119,292	$—	$1,025,404,359	$(791,208,000)	$234,196,359	$(453,526,380)	$(219,330,021)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

MEDMEN ENTERPRISES INC. Condensed Consolidated Statements of Cash Flows (Unaudited) (Amounts Expressed in United States Dollars

	Six Months Ended
	December 24, 2022		December 25, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss from Continuing Operations	$(39,426,853)		$(54,380,916)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Deferred Tax Expense	—		(9,365,019)
Depreciation and Amortization	7,471,055		13,121,707
Non-Cash Operating Lease Costs	6,200,503		8,854,752
Accretion of Debt Discount and Loan Origination Fees	2,885,912		7,625,298
Loss on Disposals of Assets	1,358,820		—
Gain on Lease Terminations	(3,464,947)		—
Accretion of Deferred Gain on Sale of Property	(236,095)		(283,314)
Impairment of Assets	6,716,906		435,241
Realized and Unrealized Changes in Fair Value of Contingent Consideration	863,856		—
Change in Fair Value of Derivative Liabilities	(3,106,786)		(16,211,785)
Gain on Extinguishment of Debt	—		(10,233,610)
Share-Based Compensation	2,977,361		3,812,183
Interest Capitalized to Senior Secured Convertible Debt and Notes Payable	12,319,509		13,008,234
Interest Capitalized to Finance Lease Liabilities	969,427		777,564
Changes in Operating Assets and Liabilities:
Accounts Receivable and Prepaid Expenses	5,057,758		(1,830,219)
Inventory	(3,664,591)		(3,139,817)
Other Current Assets	(412,535)		321,953
Other Assets	534,846		479,019
Accounts Payable and Accrued Liabilities	7,659,848		3,218,996
Interest Payments on Finance Leases	(3,639,574)		(3,510,293)
Cash Payments - Operating Lease Liabilities	(1,501,594)		(5,777,739)
Income Taxes Payable	12,072,079		17,776,242
Other Current Liabilities	(976,314)		(1,282,468)
NET CASH PROVIDED BY (USED IN) CONTINUED OPERATING ACTIVITIES	10,658,591	—	(36,583,991)
Net Cash Used in Discontinued Operating Activities	(18,992,355)		(13,314,891)
NET CASH USED IN OPERATING ACTIVITIES	(8,333,764)		(49,898,882)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(5,974,346)		(3,974,462)
Additions to Intangible Assets	(30,999)		(486,759)
Proceeds from the Sale of Assets Held for Sale	51,500,000		—
NET CASH PROVIDED BY (USED IN) CONTINUED INVESTING ACTIVITIES	45,494,655	—	(4,461,221)
Net Cash Used in Discontinued Investing Activities	—		(3,107,056)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	45,494,655		(7,568,277)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Subordinate Voting Shares for Cash	—		95,000,000
Payment of Stock Issuance Costs Relating to Private Placement	—		(5,352,505)
Exercise of Warrants for Cash	—		1,273,679
Payment of Debt Issuance Costs Relating to Senior Secured Convertible Credit Facility	—		(2,608,964)
Proceeds from Issuance of Notes Payable	—		5,000,000
Principal Repayments of Notes Payable	(32,388,433)		(152,887)
Principal Repayments of Finance Lease Liability	(666)		(959)
Distributions - Non-Controlling Interest	37,561		—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(32,351,538)		93,158,364
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,809,353		35,691,206
Cash Included in Assets Held for Sale	—		(275,178)
Cash and Cash Equivalents, Beginning of Period	10,795,999		11,575,868
CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,605,352		$46,991,896

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

MEDMEN ENTERPRISES INC. Condensed Consolidated Statements of Cash Flows (Unaudited) (Amounts Expressed in United States Dollars)

	Six Months Ended
	December 24, 2022	December 25, 2021
SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION
Cash Paid for Interest	$5,078,605	$1,940,280

Non-Cash Investing and Financing Activities:
Net Assets Transferred to Held for Sale	—	4,476,993
Redemption of MedMen Corp Redeemable Shares	705,134	1,521,604
Derivative Liability Incurred on Convertible Facility and Equity Financing	805,590	30,500,000
Conversion of Convertible Debentures	—	2,371,100
Shares Issued to Settle Debt and Lender Fees	—	4,030,000
Shares Issued to Settle Accounts Payable and Liabilities	—	715,000
Equity Component of Debt - New and Amended	—	41,388,047
Deferred Tax Impact on Conversion Feature	—	11,712,150
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

MEDMEN ENTERPRISES INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended December 24, 2022 and December 25, 2021
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
As of December 24, 2022, the Company operates 23 store locations across California (13), Nevada (3), Illinois (1), Arizona (1), Massachusetts (1), and New York (4). The Company continues to market its assets in New York and thus classifies all assets and liabilities and profit or loss allocable to its operations in the state of New York as discontinued operations. In August 2022, the Company completed the sale of its operations in the state of Florida of which all assets and liabilities and profit or loss allocable to Florida were classified as discontinued operations until the day of sale, on August 22, 2022. Subsequent to August 22, 2022, the remaining post-acquisition assets and liabilities, which is primarily comprised of a current receivable for the portion of the sales proceeds due to us in March 2023, and profit or loss allocable to Florida have been reclassified as continuing operations.

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
Going Concern
As of December 24, 2022, the Company had cash and cash equivalents of $15,605,362 and working capital deficit of $137,433,003. The Company has incurred net losses from continuing operations of $15,086,276 and $39,426,853 for the three and six months ended December 24, 2022, respectively. The conditions described above raise substantial doubt with respect to the Company’s ability to meet its obligations for at least one year from the issuance of these Condensed Consolidated Financial Statements, and therefore, to continue as a going concern.

The Company plans to continue to fund its operations through the implementation and expansion of its cost savings plan, and various strategic actions, including the successful negotiations of lower costs of occupancy with its master lease landlord and other landlords, divestiture of non-core assets including but not limited to the current asset group held for sale, New York, as well continuing its on-going revenue and vendor strategy of market expansion and retail revenue and gross margin growth. The Company also needs to obtain an extension or a refinancing of its debt-in-default with the secured senior lender. The annual operating plan for fiscal year 2023 estimates the Company will be able to manage ongoing operations. However, its cash needs are significant and not achievable with the current cash flow from operations. If the above strategic actions, for any reason, are inaccessible, it will have a significantly negative effect on the Company’s financial condition. Additionally, management expects to continue to manage the Company’s operating expenses and reduce its projected cash requirements through reduction of its expenses by delaying new store development, permanently or temporarily closing stores that are deemed to be performing below expectations, and/or implementing other restructuring activities. Furthermore, COVID-19 and the impact the global pandemic on the broader retail environment could also have a significant impact on the Company’s financial position, results of operations, equity and or its access to capital and future financing.
COVID-19
In response to the COVID-19 pandemic, governmental authorities have enacted and implemented various recommendations and safety measures in an attempt to limit the spread and magnitude of the pandemic. The Company is continuously addressing the effects of the COVID-19 pandemic, a discussion of which is available in Item 1A “Risk Factors” of the 2022 Form 10-K. The company’s operating results continue to be impacted by the COVID-19 pandemic. The overall impact on our business continues to depend on the length of time that the pandemic continues, the impact on consumer purchasing behavior, macro-economic factors such as inflation, and the extent to which it affects our ability to raise capital, and the effect of governmental regulations imposed in response to the pandemic, which all remain uncertain at this time. The Company will continue to implement and evaluate actions to strengthen our financial position and support the continuity of our business and operations.
Basis of Consolidation
Subsidiaries are entities controlled by the Company. Control exists when the Company either has a controlling voting interest or is the primary beneficiary of a variable interest entity. The financial statements of subsidiaries are included in the Consolidated Financial Statements from the date that control commences until the date that control ceases. With the exception of MME Florida, LLC, which the Company disposed on August 22, 2022, the list of the Company’s subsidiaries included in the Company’s 2022 Form 10-K remain complete as of December 24, 2022.
Significant Accounting Policies
The significant accounting policies and critical estimates applied by the Company in these Condensed Consolidated Financial Statements are the same as those applied in the Company’s audited Consolidated Financial Statements and accompanying notes included in the Company’s 2022 Form 10-K, unless otherwise disclosed in these accompanying notes to the Condensed Consolidated Financial Statements for the interim period ended December 24, 2022.
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
Reclassifications
Certain amounts reported in the Condensed Consolidated Financial Statements as of June 25, 2022 have non-material corrections and reclassified in order to conform to the current reporting period presentation.
In the Note related to Property and Equipment, the Company reclassified $940,000 to increase leasehold improvements and decrease furniture and fixtures. In the Note related to Intangibles, the Company reclassified $1,440,000 and $964,000 to decrease customer relationships and management agreements, along with the related accumulated amortization.

In the Condensed Consolidated Balance Sheet, the Company reclassified $3,662,000 between non-controlling interest and accumulated deficit. In addition, the Company reclassified $6,825,000 to decrease its short-term operating lease liabilities and increase its long-term operating lease liabilities.
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

3.	INVENTORY
The following table provides a summary of total Inventory as of December 24, 2022 and June 25, 2022:

	December 24, 2022	June 25, 2022
Raw Materials	$736,389	$521,777
Work-in-Process	956,705	671,541
Finished Goods	11,982,228	8,817,413
Total Inventory	$13,675,322	$10,010,731
During the six months ended December 24, 2022 and December 25, 2021, the Company recognized impairment of nil and $900,000 respectively, to write down inventory to its net realizable value. The Company did not recognize any impairment of inventory during the three months ended December 24, 2022 and December 25, 2021.

4.	ASSETS HELD FOR SALE
A reconciliation of our assets held for sale is as follows:

Discontinued Operations & Other Assets
Balance as of June 25, 2022	$123,158,751
Ongoing Activities	(12,547,238)
Proceeds from Sale (1)	(67,000,000)
Balance as of December 24, 2022	43,611,513
_____________________________________
(1)See “Note 22 – Discontinued Operations” for further information.

5.	PROPERTY AND EQUIPMENT.
As of December 24, 2022 and June 25, 2022, property and equipment consists of the following:

	December 24, 2022	June 25, 2022
Land and Buildings	$29,933,999	$29,933,999
Capital Leases	5,318,516	5,315,625
Furniture and Fixtures	8,651,132	8,776,994
Leasehold Improvements	33,625,888	33,069,524
Equipment and Software	15,972,636	16,897,649
Construction in Progress	4,169,772	6,828,923
Total Property and Equipment	97,671,943	100,822,714
Less Accumulated Depreciation	(40,026,614)	(36,714,922)
Property and Equipment, Net	$57,645,329	$64,107,792
Depreciation expense related to continuing operations for three months ended December 24, 2022 and December 25, 2021 was $3,499,585 and $6,864,790, respectively. Depreciation expense related to continuing operations for six months ended December 24, 2022 and December 25, 2021 was $7,471,055 and $13,121,707, respectively.
The amount of depreciation recognized for capital leases during the three months ended December 24, 2022 and December 25, 2021 was $267,312. The amount of depreciation recognized for capital leases during the six months ended December 24, 2022 and December 25, 2021 was $534,624. see “Note 9 – Leases” for further information.
Borrowing costs were not capitalized as there were no active construction projects in progress during the three and six months ended December 24, 2022. During the three and six months ended December 25, 2021, borrowing costs totaling $375,241 were capitalized using an average capitalization rate of 11.95%.

6.	INTANGIBLE ASSETS
As of December 24, 2022 and June 25, 2022, intangible assets consist of the following:

	December 24, 2022	June 25, 2022
Dispensary Licenses	$40,814,762	$49,253,452
Customer Relationships	16,409,600	16,409,600
Capitalized Software	7,413,470	7,413,470
Intellectual Property	12,455,287	4,016,597
Total Intangible Assets	$77,093,119	$77,093,119

Dispensary Licenses	$(18,084,368)	$(16,876,912)
Customer Relationships	(15,378,567)	(15,870,284)
Capitalized Software	(4,824,287)	(4,413,974)
Intellectual Property	(6,152,763)	(4,185,835)
Less Accumulated Amortization	(44,439,985)	(41,347,005)
Intangible Assets, Net	$32,653,134	$35,746,114
The Company recorded amortization expense related to continuing operations for the three months ended December 24, 2022 and December 25, 2021 of $1,410,858 and $3,206,091, respectively and amortization expense related to continuing operations for the six months ended December 24, 2022 and December 25, 2021 of $3,123,979 and $6,431,928, respectively.

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
As of December 24, 2022 and June 25, 2022, accounts payable and accrued liabilities consist of the following:

	December 24, 2022	June 25, 2022
Accounts Payable	$19,663,409	$14,627,746
Accrued Liabilities	9,862,983	9,464,567
Accrued Inventory	6,397,508	5,868,831
Accrued Payroll	1,405,253	1,682,517
Local & State Taxes Payable	5,030,310	6,695,532
Deferred Gain on Sale of Assets	566,627	566,627
Total Accounts Payable and Accrued Liabilities	$42,926,090	$38,905,820

8.	DERIVATIVE LIABILITIES
A reconciliation of the beginning and ending balance of derivative liabilities and change in fair value of derivative liabilities for the three and six months ended December 24, 2022 is as follows:

TOTAL
Balance as of June 25, 2022	$6,749,563
Change in Fair Value of Derivative Liabilities	(3,106,786)
Balance as of December 24, 2022	$3,642,777
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
The fair value of the top-up provision in connection with Sixth Amendment of the Convertible Facility was determined using the Black-Scholes simulation model based on Level 3 inputs on the fair value hierarchy. The following assumptions were used at December 24, 2022:

Top-Up Provision
Average Stock Price	$0.02
Weighted-Average Probability	50.00%
Term (in Years)	5
Expected Stock Price Volatility	121.15%
The following are the warrants issued related to the equity financing transactions that were accounted for as derivative liabilities:

	Number of Warrants	Exercise Price (C$)	Expiration Date
March 2021 Private Placement (1)	50,000,000	$0.50	March 27, 2024

	50,000,000
_____________________________________
(1)See “Note 12 – Shareholders’ Equity” for further information.
The fair value of the March 2021 private placement warrants was measured based on Level 3 inputs on the fair value hierarchy using the Black-Scholes Option pricing model using the following variables:

Expected Stock Price Volatility	161.95%
Risk-Free Annual Interest Rate	2.35%
Expected Life (in Years)	0.25
Share Price	$0.02
Exercise Price	$0.37

9.	LEASES
The Company has various operating and finance leases for land, buildings, equipment and other assets that are used for corporate purposes as well as for the production and sale of cannabis products. These leases are subject to covenants and restrictions standard to the industry in which the Company operates.
The below are the details of the lease cost and other disclosures regarding the Company’s leases for the three months ended December 24, 2022 and June 25, 2022:

	Three Months Ended		Six Months Ended
	December 24, 2022	December 25, 2021	December 24, 2022	December 25, 2021
Finance Lease Cost:
Amortization of Finance Lease Right-of-Use Assets	$267,312	$251,221	$534,624	$534,627
Interest on Lease Liabilities	1,835,068	1,725,752	3,639,574	3,510,293
Operating Lease Cost	2,746,638	4,412,675	6,200,503	8,854,752
Total Lease Expenses	$4,849,018	$6,389,648	$10,374,701	$12,899,672

Sublease Income (1)	$(1,521,651)	$(1,444,234)	$(3,043,302)	$(1,444,234)

Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Financing Cash Flows from Finance Leases	$(1,818)	$—	$666	$959
Operating Cash Flows from Operating Leases	$474,802	$2,298,848	$1,501,594	$5,777,739
_____________________________________
(1)See “Note 16 – Other Operating Income” for further information.
The weighted-average remaining lease term and discount rate related to the Company’s finance and operating lease liabilities as of December 24, 2022 and June 25, 2022, is as follows:

	December 24, 2022	June 25, 2022
Weighted-Average Remaining Lease Term (Years) - Finance Leases	46	46
Weighted-Average Remaining Lease Term (Years) - Operating Leases	7	8
Weighted-Average Discount Rate - Finance Leases	24.81%	24.33%
Weighted-Average Discount Rate - Operating Leases	16.66%	18.70%

Future lease payments under non-cancellable operating leases and finance leases as of December 24, 2022 are as follows:

Fiscal Year Ending	Operating Leases	Finance Leases
July 1, 2023 (remaining)	$4,692,026	$2,934,524
June 29, 2024	12,931,089	10,961,495
June 28, 2025	9,311,213	7,087,736
June 27, 2026	9,495,658	7,300,368
June 26, 2027	9,466,730	7,519,379
Thereafter	26,267,466	1,061,283,374

Total Lease Payments	72,164,182	1,097,086,876
Less Interest	(19,541,732)	(1,065,503,555)

Lease Liability Recognized	$52,622,450	$31,583,321
The Company entered into a management agreement (the “Management Agreement”) with a third party to operate its cultivation facilities in California and Nevada (the “Cultivation Facilities”). On September 30, 2021, the landlord approved the third party to operate the leased facilities which effectuated the Management Agreement. The Management Agreement provides the third party an option to acquire all the assets used in the Cultivation Facilities, including the cannabis licenses and equipment, for $1 (the “Purchase Option”). The fee for the services under the Management Agreement is 100% and 30% of the California and Nevada Cultivation Facilities net revenue, respectively. The term of the Management Agreement remains in effect until the earlier of (a) the closing of any sale pursuant to the Purchase Option and (b) the expiration of the term, as applicable, of the master lease, at which time this Management Agreement shall automatically terminate without any further action of the Parties. As of December 24, 2022, the Management Agreement remains in effect as neither termination condition has occurred. During the three and six months ended December 24, 2022, the Company recorded sublease income under the Management Agreement. See “Note 16 – Other Operating Income” for further information.

10.	NOTES PAYABLE
Refer to the 2022 Form 10-K for complete disclosure of current terms of notes payable included in the footnotes of the annual financial statements as of June 25, 2022. There were no amendments during the six months ended December 24, 2022
As of December 24, 2022 and June 25, 2022, notes payable consist of the following:

	December 24, 2022	June 25, 2022
Financing liability incurred on various dates between January 2019 through September 2019 with implied interest rates ranging from 0.7% to 17.0% per annum.	$72,300,000	$72,300,000
Non-revolving, senior secured term notes dated between October 1, 2018 and October 30, 2020, issued to accredited investors, which mature on August 1, 2022 and July 31, 2022, and bear interest at a rate of 15.5% and 18.0% per annum.	66,169,035	97,162,001
Promissory notes dated November 7, 2018, issued to Lessor for tenant improvements as part of sales and leaseback transactions, which mature on November 7, 2028, bear interest at a rate of 10% per annum and require minimum monthly payments of $15,660 and $18,471.	2,057,207	2,057,207
Other	15,691	15,691
Total Notes Payable	140,541,933	171,534,899
Less Unamortized Debt Issuance Costs and Loan Origination Fees	(137,478)	(158,079)
Net Amount	140,404,455	171,376,820
Less Current Portion of Notes Payable	(66,294,249)	(97,003,922)
Notes Payable, Net of Current Portion	$74,110,206	$74,372,898

A reconciliation of the beginning and ending balances of notes payable for the six months ended December 24, 2022 is as follows:

December 24, 2022
Balance at Beginning of Period	$171,376,820
Paid-In-Kind Interest Capitalized	1,257,988
Cash Payments	(32,388,433)
Accretion of Debt Discount	(239,953)
Accretion of Debt Discount Included in Discontinued Operations	398,032
Balance at End of Period	$140,404,454
Less Current Portion of Notes Payable	$(66,294,249)
Notes Payable, Net of Current Portion	$74,110,205
Non-Revolving Senior Secured Term Loan Facility
In February 2022, the Company executed the Sixth Modification extending the maturity date of the senior secured term loan facility (the “Facility”) with Hankey Capital and Stable Road Capital (the “Lenders”) to July 31, 2022 with respect to the Facility, and August 1, 2022 with respect to the incremental term loans (collectively, the “Term Loans”). The Sixth Modification required that the Company make a mandatory prepayment of at least $37,500,000 in the event the sale of certain assets and imposed covenants in regard to strategic actions the Company would have to implement if unable to pay the Term Loans by the extended stated maturity date.
During the six months ended December 24, 2022, in connection with the sale of the Company’s Florida-based operations, the Company made a principal repayment of $31,600,000 with proceeds from the sale. An additional $ 8,500,000 principal repayment will be made in 2023 upon receipt of the final installment payment from the sale of the Company’s Florida-based operations. The Facility and Term Loans remain in default as of December 24, 2022 as the principal balance matured on July 31, 2022 and August 1, 2022, respectively. Beginning in December 2022, the interest assessed on the Facility and Term Loans include a default interest rate of 5%. As of December 24, 2022, the Company is in ongoing discussions with the Lenders.

11.	SENIOR SECURED CONVERTIBLE CREDIT FACILITY
Refer to the 2022 Form 10-K for complete disclosure of current terms of the senior secured convertible facility included in the footnotes of the annual financial statements as of June 25, 2022. There were no amendments during the three months ended December 24, 2022.
As of December 24, 2022 and June 25, 2022, senior secured convertible credit facility consists of the following:

	Tranche	December 24, 2022	June 25, 2022
Senior secured convertible notes dated August 17, 2019, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	1A	$23,944,485	$22,880,556

Senior secured convertible notes dated May 22, 2019, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	1B	103,124,572	98,542,422

Senior secured convertible notes dated July 12, 2019, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	2	33,534,018	32,043,996

Senior secured convertible notes dated November 27, 2019, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	3	12,985,058	12,408,091

Senior secured convertible notes dated March 27, 2020, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	4	15,273,641	14,594,985

Amendment fee converted to senior secured convertible notes dated October 29, 2019, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	—	24,512,781	23,424,438

Senior secured convertible notes dated April 24, 2020, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	IA-1	3,428,182	3,275,857

Senior secured convertible notes dated September 14, 2020, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	IA-2	6,629,552	6,334,980

Restatement fee issued in senior secured convertible notes dated March 27, 2020, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	—	10,348,746	9,888,919

Second restatement fee issued in senior secured convertible notes dated July 2, 2020, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	—	2,292,231	2,190,380

Third restatement fee issued in senior secured convertible notes dated January 11, 2021, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	—	12,893,031	12,320,154

Total Drawn on Senior Secured Convertible Credit Facility		248,966,298	237,904,778

Less Unamortized Debt Discount		(102,773,249)	(105,899,115)

Senior Secured Convertible Credit Facility, Net		$146,193,049	$132,005,663
A reconciliation of the beginning and ending balances of senior secured convertible credit facility for the six months ended December 24, 2022 is as follows:

	Tranche 1		Tranche 2		Tranche 3		Tranche 4		Incremental Advance - 1		Incremental Advance - 2		3rd Advance		Amendment Fee Notes	Restatement Fee Notes		2nd Restatement Fee Notes		TOTAL
Balance as of June 25, 2022	$80,178,586	$—	$21,218,356	$—	$8,217,079	$—	$1,051,827	$—	$224,585	$—	$433,598	$—	$842,981	$—	$15,512,409	$2,211,711		$2,114,531	$—	$132,005,663
																$—
Paid-In-Kind Interest Capitalized	5,646,079		1,490,022		576,967		678,656		152,325		294,572		572,878		1,088,344	459,827		101,851		11,061,521
Accretion of Debt Discount	1,954,788		514,561		199,249		—		—		—		—		376,148	73,578		7,541		3,125,865

Balance as of December 24, 2022	$87,779,453		$23,222,939		$8,993,295		$1,730,483		$376,910		$728,170		$1,415,859		$16,976,901	$2,745,116	$—	$2,223,923		$146,193,049

12.	SHAREHOLDERS’ EQUITY
Issued and Outstanding
A reconciliation of the beginning and ending issued and outstanding shares is as follows:

	Subordinate Voting Shares	MM CAN USA Class B Redeemable Units	MM Enterprises USA Common Units
Balance as of June 25, 2022	1,301,423,950	65,066,106	725,016
Redemption of MedMen Corp Redeemable Shares	259,814	(259,814)	—
Balance as of September 24, 2022	1,301,683,764	64,806,292	725,016
Redemption of MedMen Corp Redeemable Shares	445,320	(445,320)	—
Balance as of December 24, 2022	1,302,129,084	64,360,972	725,016
Non-Controlling Interests
Non-controlling interest represents the net assets of the subsidiaries that the holders of the Subordinate Voting Shares do not directly own. The net assets of the non-controlling interest are represented by the holders of MM CAN USA Redeemable Shares and the holders of MM Enterprises USA Common Units. Non-controlling interest also represents the net assets of the entities the Company does not directly own but controls through a management agreement. As of December 24, 2022 and June 25, 2022, the holders of the MM CAN USA Redeemable Shares represent approximately 4.71% and 4.76%, respectively, of the Company and holders of the MM Enterprises USA Common Units represent approximately 0.05% of the Company.
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
As of and for the six months ended December 24, 2022, the balances and activities attributable to the VIEs consist of the following:

	Venice Caregivers Foundation, Inc.	LAX Fund II Group, LLC	Natures Cure, Inc.	TOTAL
Current Assets	$1,471,651	$—	$27,171,414	$28,643,065
Non-Current Assets	8,482,483	3,011,882	4,874,353	16,368,718
Total Assets	$9,954,134	$3,011,882	$32,045,767	$45,011,783

Current Liabilities	$10,984,598	$16,687,993	$10,031,350	$37,703,941
Non-Current Liabilities	6,957,566	1,922,553	1,342,632	10,222,751
Total Liabilities	$17,942,164	$18,610,546	$11,373,982	$47,926,692

Non-Controlling Interest	$(7,988,030)	$(15,598,664)	$20,671,785	$(2,914,909)

Revenues	$3,766,847	$—	$6,562,185	$10,329,032
Net (Loss) Income Attributable to Non-Controlling Interest	$(944,589)	$(1,622,510)	$1,917,227	$(649,872)

As of and for the fiscal year ended June 25, 2022, the balances of the VIEs consists of the following:

	Venice Caregivers Foundation, Inc.		LAX Fund II Group, LLC		Natures Cure, Inc.		TOTAL
Current Assets	$1,735,304		$1,067,636		$23,557,168		$26,360,108
Non-Current Assets	10,073,880		3,379,412		4,973,459		18,426,751
Total Assets	$11,809,184	$—	$4,447,048	$—	$28,530,627		$44,786,859

Current Liabilities	$9,238,460		$16,238,249		$8,433,436		$33,910,145
Non-Current Liabilities	9,614,164		2,184,953		1,342,633		13,141,750
Total Liabilities	$18,852,624	$—	$18,423,202	$—	$9,776,069		$47,051,895

Non-Controlling Interest	$(7,043,440)	$—	$(13,976,154)	$—	$18,754,558	$—	$(2,265,036)

Revenues	$4,815,688		$—		$8,816,113		$13,631,801
Net (Loss) Income Attributable to Non-Controlling Interest	$(607,858)		$(2,206,450)		$3,911,125		$1,096,817
The net change in the consolidated VIEs and other non-controlling interest are as follows for the six months ended December 24, 2022:

	Venice Caregivers Foundation, Inc.	LAX Fund II Group, LLC	Natures Cure, Inc.	Other Non- Controlling Interests	TOTAL
Balance as of June 25, 2022	$(7,043,440)	$(13,976,154)	$18,754,558	$(471,717,698)	$(473,982,734)

Net (Loss) Income	$(944,589)	$(1,622,510)	$1,917,227	$(597,289)	$(1,247,161)

Balance as of December 24, 2022	$(7,988,029)	$(15,598,664)	$20,671,785	$(472,314,987)	$(475,229,895)

13.	SHARE-BASED COMPENSATION
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

A summary of share-based compensation expense for the three and six months ended December 24, 2022 and December 25, 2021 is as follows:

	Three Months Ended		Six Months Ended
	December 24, 2022	December 25, 2021	December 24, 2022	December 25, 2021
Stock Options	$1,912,792	$97,746	$2,625,581	$1,314,193
Stock Grants for Compensation	—	207,494	—	540,827
Restricted Stock Grants	200,884	402,866	351,780	1,957,163
Total Share-Based Compensation	$2,113,676	$708,106	$2,977,361	$3,812,183
Stock Options
A reconciliation of the beginning and ending balance of stock options outstanding is as follows:

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at June 25, 2022	8,649,673	$1.35
Granted	92,382,965	0.05
Forfeited	(312,032)	3.60
Outstanding at December 24, 2022	100,720,606	$0.15

Stock Options Exercisable as of December 24, 2022	8,037,095
Long-Term Incentive Plan (“LTIP”) Units and LLC Redeemable Units
A reconciliation of the beginning and ending balances of the LTIP Units and LLC Redeemable Units issued for compensation outstanding is as follows:

	LTIP Units	LLC Redeemable Units	Weighted Average Grant Date Fair Value
	Issued and Outstanding
Balance as of June 25, 2022 and December 24, 2022	19,323,878	725,016	$0.52
Restricted Stock Units
A reconciliation of the beginning and ending balance of restricted stock units outstanding is as follows:

	Issued and Outstanding	Vested	Weighted-Average Fair Value
Balance as of June 25, 2022	10,998,483	4,030,460	$0.20
Granted	—	—	—
Vested	—	490,661	0.21
Forfeited (1)	(1,813,408)	—	(0.22)
Non-vested at December 24, 2022	9,185,075	4,521,121	$0.30
_____________________________________
(1)Restricted stock units represent units forfeited upon resignation of certain employees prior to their vesting.

Warrants
A reconciliation of the beginning and ending balance of warrants outstanding is as follows:

	Number of Warrants Outstanding
	Subordinate Voting Shares	MM CAN USA Redeemable Shares	TOTAL	Weighted-Average Exercise Price
Balance as of June 25, 2022	352,704,355	97,430,456	450,134,811	$0.25

Expired	(6,023,696)	—	(6,023,696)	$2.03

Balance as of December 24, 2022	346,680,659	97,430,456	444,111,115	$0.22

14.	LOSS PER SHARE
The following is a reconciliation for the calculation of basic and diluted loss per share for the three and six months ended December 24, 2022 and December 25, 2021 is as follows:

	Three Months Ended		Six Months Ended
	December 24, 2022	December 25, 2021	December 24, 2022	December 25, 2021
Net Loss from Continuing Operations Attributable to Shareholders of MedMen Enterprises, Inc.	$(15,086)	$(8,217)	$(39,427)	$(54,381)
Net Income (Loss) from Discontinued Operations	(2,256)	(12,141)	26,132	(26,587)
Total Loss	$(17,342)	$(20,358)	$(13,294)	$(80,968)

Denominator:
Weighted-Average Shares Outstanding - Basic	1,301,874,615	1,198,515,279	1,301,767,158	1,070,605,666
Dilutive effect of LTIP and LLC Redeemable Units issued for compensation	19,323,878	19,323,878	19,323,878	19,323,878
Dilutive effect of restricted stock granted under the Equity Plan	9,185,075	25,673,720	9,185,075	25,673,720
Dilutive effect of warrants and top-up warrants	194,720,261	138,498,284	258,878,685	175,668,177
Dilutive effect of convertible debentures	3,255,897,270	1,007,089,116	3,255,897,270	1,007,089,116
Weighted-Average Shares Outstanding - Diluted (1)	4,781,001,100	2,389,100,278	4,845,052,067	2,298,360,557
(1) For all periods presented wherein the Company incurred net losses from continuing operations and/or discontinued operations, the calculation of diluted net loss per share gives no consideration to the potentially anti-dilutive securities shown in the above reconciliation, and as such is the same as basic net loss per share.

15.	GENERAL AND ADMINISTRATIVE EXPENSES
During the three and six months ended December 24, 2022 and December 25, 2021, general and administrative expenses consisted of the following:

	Three Months Ended		Six Months Ended
	December 24, 2022	December 25, 2021	December 24, 2022	December 25, 2021
Salaries and Benefits	$6,536,411	$9,991,545	$13,468,859	$19,903,033
Professional Fees	2,137,010	7,815,185	3,509,420	15,245,844
Rent	3,021,217	4,712,476	6,649,162	9,467,359
Licenses, Fees and Taxes	1,823,436	1,293,194	3,866,945	3,830,982
Share-Based Compensation	2,113,676	722,802	2,977,361	2,370,111
Deal Costs	—	1,174,357	429,272	2,811,944
Other General and Administrative	2,709,471	5,583,195	5,551,538	10,312,715
Total General and Administrative Expenses	$18,341,221	$31,292,754	$36,452,557	$63,941,988

16.	OTHER OPERATING (INCOME) EXPENSE
During the three and six months ended December 24, 2022 and December 25, 2021, other operating (income) expense consisted of the following:

	Three Months Ended		Six Months Ended
	December 24, 2022	December 25, 2021	December 24, 2022	December 25, 2021
Other Operating (Income) Expense:
Loss (Gain) on Disposals of Assets	$1,153,225	$(141,662)	$1,358,820	$(126,516)
Restructuring and Reorganization Expense	—	385,652	423,793	2,764,327
Gain on Settlement of Accounts Payable	215,659	—	141,022	(177,990)
(Gain) Loss on Lease Terminations	(1,877,298)	173,765	(3,464,947)	173,765
(Gain) Loss on Disposal of Assets Held for Sale	(112,225)	—	532,598	—
Legal Settlements	(3,491,431)	—	(3,491,431)	—
Other Income	(1,522,280)	213,216	(3,043,918)	196,413
Total Other Operating (Income) Expense	$(5,634,350)	$630,971	$(7,544,063)	$2,829,999
During the three and six months ended December 24, 2022, the Company recorded $1,521,651 and $3,043,302, respectively of sublease income related to the cultivation facilities in California and Nevada as a component of Other Operating Income in the Consolidated Statements of Operations.

17.	PROVISION FOR INCOME TAXES AND DEFERRED INCOME TAXES
The following table summarizes the Company’s income tax expense and effective tax rates for the three and six months ended December 24, 2022 and December 25, 2021

	Three Months Ended		Six Months Ended
	December 24, 2022	December 25, 2021	December 24, 2022	December 25, 2021

Loss from Continuing Operations Before Provision for Income Taxes	$(14,025,468)	$(16,355,274)	$(32,673,967)	$(42,826,906)
Provision for Income Tax Expense	(1,060,808)	8,137,898	(6,752,886)	(11,554,010)
Effective Tax Rate	8%	-50%	21%	27%
We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate (“AETR”) for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. For the three and six months ended December 25, 2021, we determined we could no longer reliably estimate income taxes utilizing an AETR. The AETR estimate is highly sensitive to estimates of ordinary income (loss) and permanent differences such that minor fluctuations in these estimates could result in significant fluctuations of the Company’s AETR. Accordingly, we used our actual year-to-date effective tax rate to calculate income taxes for the three and six months ended December 24, 2022.
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
The effective tax rate for the three and six months ended December 24, 2022 is different from the three months ended September 25, 2021, respectively, primarily due to the Company’s income and related 280E expenditures. The Company’s non-deductible expenses related to IRC Section 280E limitations have remained relatively consistent.
The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, and in Canada. The Company is generally subject to audit by taxing authorities in various U.S., state, and in foreign jurisdictions for fiscal years 2014 through the current fiscal year. As of December 24, 2022, the Company had $18,781,424 of unrecognized tax benefits, all of which would reduce income tax expense and the effective tax rate if recognized. During the three and six months ended December 24, 2022, the Company recognized a net discrete tax expense of $407,993 primarily related on interest of past liabilities. During the next twelve months, the Company does not estimate any material reduction in its unrecognized tax benefits.

18.	COMMITMENTS AND CONTINGENCIES
Contingencies
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of these regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulations as of December 24, 2022 and June 25, 2022, marijuana regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties or restrictions in the future.
Claims and Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. The Company recognizes legal settlement expense when litigation losses related to pending or threatening lawsuits could be reasonably assessed to have resulted in a probable loss to the Company in an amount that can be reasonably estimated. The Company recognizes legal settlement gains when a favorable settlement is awarded to the Company and payment is received. Gain and losses related to claims and litigation are recorded as a component of Other Operating (Income) Expense in the Condensed Consolidated Financial Statements. As of December 24, 2022, there are also no proceedings in which any of the Company’s current directors, officers or affiliates is an adverse party to the Company or has a material interest adverse to the Company’s interest.
In March 2020, litigation was filed against the Company in the Superior Court of Arizona, Maricopa County, related to a purchase agreement for a previous acquisition. The Superior Court of Arizona, Maricopa County granted summary judgement in favor of the Company on all counts in July 2022. The Company is currently in process of recovering certain fees and costs associated with the lawsuit from the plaintiffs, and the plaintiffs have filed an appeal of the summary judgment decision. The Company believes the likelihood of a loss contingency is neither probable nor estimable. As such, no amount has been accrued in these financial statements.
In April 2020, a complaint was filed against the Company in Los Angeles Superior Court related to a contemplated acquisition in which the plaintiffs are seeking damages for alleged breach of contract and breach of implied covenant of good faith and fair dealing seeking declaratory relief and specific performance. The Company filed counterclaims including for breach of contract, breach of promissory note, unjust enrichment and declaratory relief. After the end of the quarter ending December 24, 2022, the parties reached a tentative agreement to resolve the litigation; however, the probable loss to the Company cannot be reasonably estimated. As such, no amount has been accrued in these financial statements.
In November 2020, entities affiliated with former officers of the Company initiated arbitration against a subsidiary of the Company in Los Angeles, California asserting breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, and unjust enrichment. The claimants are generally seeking damages and compensatory damages according to proof, including lost earnings and other benefits, past and future, interest on lost earnings and benefits, reasonable attorney’s fees, and such other and further relief as the court deems proper. The Company asserted counterclaims, including for breach of the same management agreements. The arbitration hearing has been rescheduled and the matter is being disputed. The litigation remains at an early stage and the likelihood of a loss contingency is remote. As such, no amount has been accrued in these financial statements.
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
In July 2022, a complaint was filed in Los Angeles Superior Court by Baker & McKenzie LLP, a former law firm to the Company, seeking in excess of $600,000 in legal fees plus accrued interest. The Company has filed a counterclaim against Baker & McKenzie claiming overbilling on total invoices propounded by the law firm to the Company exceeding $18,500,000. The litigation remains at an early stage and the likelihood of a loss contingency is remote. As such, no amount has been accrued in these financial statements
The Company is the defendant in several complaints filed by various of its landlords seeking rents and damages under lease arrangements. First, in 2020 a complaint was filed in Cook County Circuit Court, Illinois against the Company by a landlord claiming the Company had failed to meet its obligations to apply effort to obtain a retail cannabis license at a property, for which the landlord is seeking rents and damages. Plaintiff has filed a motion for summary judgment which remains pending. If the litigation is not settled or resolved, trial will likely take place during the fiscal year ended 2023 or possibly the fiscal year ended 2024. This matter is preliminary and the Company believes the likelihood of loss is remote. As such, no amount has been accrued in these financial statements. Second, in July 2022, a complaint was filed against the Company in the United States District Court for the Southern District of New York by a landlord seeking damages under a lease on real estate located in Illinois. The Company filed an answer to the complaint arguing that the subject matter of the case was not appropriate for determination by a federal court in New York. The court thereafter permitted the action to be dismissed without prejudice, after which the plaintiff refiled the case in California against the Company as guarantor of the lease. The matter is in the process of being litigated in the Los Angeles Superior Court. The Company believes the likelihood of loss is remote. As such, no amount has been accrued in these financial statements. Third, in June 2022, a complaint was filed against the Company by the Company’s landlord at its cultivation center in Utica, New York, related to an agreement to purchase land next to the cultivation center, which land was also owned by the landlord. Plaintiff sought to enforce a land purchase agreement and is seeking damages. The Company settled this dispute during the quarter ending December 24, 2022 in the amount of $350,000. In April 2022, the landlord at the Company’s dispensary location in Tampa, Florida, filed suit seeking damages under a lease, shortly after which the Company announced its plans to sell its Florida operations. The Company retained this lease and the associated litigation following the sale of its Florida operations. The litigation is at an early stage and the likelihood of a loss contingency is remote. As such, no amount has been accrued in these financial statements.

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
While the Company operates in one segment as disclosed in “Note 20 – Segment Information”, the Company is disaggregating its revenue by geographical region in accordance with ASC 606, “Revenue from Contracts with Customers”. Revenue by state for the periods presented are as follows:

	Three Months Ended		Six Months Ended
	December 24, 2022	December 25, 2021	December 24, 2022	December 25, 2021
California	$19,575,393	$23,368,439	$39,504,378	$47,994,994
Nevada	2,812,902	3,855,371	5,810,371	7,934,522
Illinois	3,082,089	4,104,970	6,624,159	8,433,572
Arizona	3,343,592	4,173,609	6,138,238	7,875,206
Massachusetts	734,394	14,772	1,515,277	14,771
Revenue from Continuing Operations	29,548,370	35,517,161	59,592,423	72,253,065
Revenue from Discontinued Operations	2,282,288	8,065,341	5,911,927	15,405,440
Total Revenue	$31,830,658	$43,582,502	$65,504,350	$87,658,505

22.	DISCONTINUED OPERATIONS
The operating results of the discontinued operations are summarized as follows:

	Three Months Ended		Six Months Ended
	December 24, 2022	December 25, 2021	December 24, 2022	December 25, 2021
Revenue	$2,282,288	$8,065,341	$5,911,927	$15,405,440
Cost of Goods Sold	439,466	5,672,043	2,630,135	10,899,596
Gross Profit	1,842,822	2,393,298	3,281,792	4,505,844
Expenses:
General and Administrative	2,134,342	6,329,144	6,853,135	11,946,739
Sales and Marketing	15,015	127,844	58,326	231,647
Depreciation and Amortization	21,107	1,189,331	894,002	2,411,090
Impairment Expense	—	—	(78,433)	—
Gain on Disposal of Assets and Other Income	—	—	(36,305,166)	(597,591)
Total (Income) Expenses	$2,170,464	$7,646,319	$(28,578,136)	$13,991,885
Income (Loss) from Discontinued Operations	(327,642)	(5,253,021)	31,859,928	(9,486,041)
Other Expense:
Interest Expense	1,783,685	4,755,126	5,545,446	9,371,955
Accretion of Debt Discount and Loan Origination Fees	—	3,446,949	398,032	6,987,857
Total Other Expense	1,783,685	8,202,075	5,943,478	16,359,812
Income (Loss) from Discontinued Operations Before Provision for Income Taxes	(2,111,327)	(13,455,096)	25,916,450	(25,845,853)
Provision for Income Tax Benefit (Expense)	(144,651)	1,314,496	216,039	(741,238)
Net Income (Loss) from Discontinued Operations	$(2,255,978)	$(12,140,600)	$26,132,489	$(26,587,091)

The carrying amounts of assets and liabilities in the disposal group are summarized as follows:

	December 24, 2022	June 25, 2022
Carrying Amounts of the Assets Included in Discontinued Operations:

Cash and Cash Equivalents	$540,828	$1,124,076
Restricted Cash	5,280	5,280
Accounts Receivable and Prepaid Expenses	22,019	334,621
Inventory	4,483,051	6,866,833

TOTAL CURRENT ASSETS (1)

Property and Equipment, Net	9,569,610	41,273,597
Operating Lease Right-of-Use Assets	19,111,359	31,543,058
Intangible Assets, Net	10,582,559	40,799,146
Other Assets	458,383	1,181,795
TOTAL ASSETS OF THE DISPOSAL GROUP CLASSIFIED AS HELD FOR SALE	44,773,089	123,128,406

Carrying Amounts of the Liabilities Included in Discontinued Operations:

Accounts Payable and Accrued Liabilities	$979,864	$6,295,745
Income Taxes Payable	389,677	1,671,380
Other Current Liabilities	(5,641)	89,069
Current Portion of Operating Lease Liabilities	2,812,765	4,209,512
Current Portion of Finance Lease Liabilities	—	174,000

TOTAL CURRENT LIABILITIES (1)

Operating Lease Liabilities, Net of Current Portion	18,398,345	56,410,071
Deferred Tax Liabilities	5,977,580	6,097,597
Notes Payable	—	11,100,000

TOTAL NON-CURRENT LIABILITIES (1)

TOTAL LIABILITIES OF THE DISPOSAL GROUP CLASSIFIED AS HELD FOR SALE	$28,552,590	$86,047,374
On August 22 2022, MME Florida LLC and its parent, MM Enterprises USA, LLC, a wholly-owned subsidiary of the Company closed on the Asset Purchase Agreement (the “Agreement”) with Green Sentry Holdings, LLC, (“Buyer”) for the sale of the Company’s Florida-based assets, including its license, dispensaries, inventory and cultivation operations, and assumption of certain liabilities. The final sales price was $67,000,000, which was comprised of $63,000,000 in cash and $4,000,000 in liabilities to be assumed by the Buyer. The Buyer made a cash payment of $40,000,000 at closing, a cash payment of $11,500,000 on September 15, 2022 and is required to make one additional installment payment of $11,500,000 on or before March 15, 2023. The Company used $31,599,999 of the cash proceeds to repay the Senior Secured Term Loan Facility, and the Company received net cash proceeds of $19,558,947. Accordingly, the Company recognized a gain on sale of assets of $31,719,833, which is included in Net Income from Discontinued Operations for the six months ended December 24, 2022. All profit or loss relating to the Florida operations were eliminated from the Company’s continuing operations and are shown as a single line item in the Condensed Consolidated Statement of Operation.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of MedMen Enterprises Inc. (“MedMen Enterprises”, “MedMen”, the “Company”, “we” or “our”) is for the three and six months ended December 24, 2022. The following discussion should be read in conjunction with, and is qualified in its entirety by, the Condensed Consolidated Financial Statements and the accompanying notes presented in Item 1 of this Form 10-Q and those discussed in Item 8 of the Company’s Annual Report on Form 10-K (the “Form 10-K”) filed with the SEC on September 9, 2022. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below for many reasons, including the risks described in “Disclosure Regarding Forward-Looking Statements,” Item 1A. “Risk Factors” and elsewhere in this Form 10-Q.
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
Our fiscal year is a 52/53-week year ending on the last Saturday in June or first Saturday in July. For the current interim period, the three and six months ended December 24, 2022 and December 25, 2021 refer to the 13 weeks ended therein.
Overview
MedMen is a cannabis retailer based in the U.S. offering a robust selection of high-quality products, including MedMen-owned brands, LuxLyte, and MedMen Red through its premium retail stores, proprietary delivery service, as well as curbside and in-store pick up. As of December 24, 2022 the Company operates 23 store locations across California (13), Nevada (3), Illinois (1), Arizona (1), Massachusetts (1), and New York (4).
On August 22, 2022, the Company completed the sale of its operations in the state of Florida, including its license, dispensaries, inventory and cultivation operations, to Green Sentry Holdings, LLC (“Buyer”) at the final sales price of $67.0 million which comprised of $63.0 million in cash and $4.0 million in liabilities assumed by the Buyer. The Buyer made a cash payment of $40.0 million at closing, a cash payment of $11.5 million on September 15, 2022, and is required to make one additional installment payments of $11.5 million on or before March 15, 2023. As of December 24, 2022, net proceeds to the Company were $19.5 million after $31.6 million of the cash proceeds was used to repay the Senior Secured Term Loans with Hankey Capital. Proceeds of the transaction to the Company are used to fund operations and pay interest to Hankey Capital while the Senior Secured Term Loans remain outstanding and in default. In addition, the Company licensed the tradename “MedMen” to the Buyer for use in Florida for a period of two years, subject to termination rights, for a quarterly revenue-based fee. Proceeds from the licensure of the trade name have been minimal. All purchased assets and assumed liabilities related to Florida are excluded from our Condensed Consolidated Balance Sheets as of December 24, 2022 and all profits or losses from our Florida operations subsequent to August 22, 2022 are included in the Condensed Consolidated Statements of Operations. Refer to “Note 22 – Discontinued Operations” of the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for further information.

Other developments during second quarter of 2022 included:

The launch of MOSS™, our own private label brand of cannabis products from our own cultivation facility in Mesa for sale in Arizona. The first shipments of Moss™ landed in our stores in late December.

We began construction of our second store in Illinois expecting to be complete in the Spring of 2023. The store is located in 15 miles northwest of Chicago and in similar proximity to our existing store in Oak Park, IL, in a dense suburban area near restaurants, coffee shops and parks.

We completed vendor-agreements in California with key brands in California which will allow us to secure optimal product assortment and pricing.

COVID-19 Pandemic
We continuously address the effects of the COVID-19 pandemic, a discussion of which is available in Item 1A “Risk Factors” of the 2022 Form 10-K. Our business and operating results for the three and six months ended December 24, 2022, continue to be impacted by the COVID-19 pandemic. The overall impact on our business continues to depend on the length of time that the pandemic continues, the impact on consumer purchasing behavior, macro-economic factors such as inflation, and the extent to which it affects our ability to raise capital, and the effect of governmental regulations imposed in response to the pandemic, which all remain uncertain at this time. We continue to implement and evaluate actions to strengthen our financial position and support the continuity of our business and operations.
Financial Condition and Going Concern
As of December 24, 2022, the Company had cash and cash equivalents of $15.6 million and working capital deficit of $137.4 million. The Company has incurred net losses from continuing operations of $15.1 million compared to $8.2 million for the six months ended December 24, 2022 and December 25, 2021, respectively. The conditions described above raise substantial doubt with respect to the Company’s ability to meet its obligations for at least one year from the issuance of these Condensed Consolidated Financial Statements, and therefore, to continue as a going concern.
The Company plans to continue to fund its operations through the implementation and expansion of its cost savings plan, and various strategic actions, including the successful negotiations of lower costs of occupancy with our master lease landlord and other landlords, divestiture of non-core assets including but not limited to the current asset group held for sale, New York, as well continuing its on-going revenue and vendor strategy of market expansion and retail revenue and gross margin growth. We also need to obtain an extension or a refinancing of our debt-in-default with the secured senior lender. Our annual operating plan for fiscal year 2023 estimates we will be able to manage our ongoing operations. However, our cash needs are significant and not achievable with the current cash flow from operations. If the above strategic actions, for any reason, are inaccessible, it will have a significantly negative effect on the Company’s financial condition. Additionally, we expect to continue to manage the Company’s operating expenses and reduce its projected cash requirements through reduction of its expenses by delaying new store development, permanently or temporarily closing stores that are deemed to be performing below expectations, and/or implementing other restructuring activities. Furthermore, COVID-19 and the impact the global pandemic on the broader retail environment could also have a significant impact on the Company’s financial position, results of operations, equity and or its access to capital and future financing.
As of December 24, 2022, the accompanying Consolidated Financial Statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.
The following table summarizes certain aspects of the Company’s financial condition as of December 24, 2022 and June 25, 2022:

($ in Millions)	December 24, 2022	June 25, 2022	$ Change	% Change
Cash and Cash Equivalents	$15.6	$10.8	$4.8	45%
Total Current Assets	$100.2	$161.5	$(61.3)	(38%)
Total Assets	$238.5	$323.2	$(84.7)	(26%)
Total Current Liabilities	$237.6	$319.6	$(81.9)	(26%)
Notes Payable, Net of Current Portion	$74.1	$74.4	$(0.3)	—%
Total Liabilities	$567.3	$641.7	$(74.5)	(12%)
Total Shareholders’ Equity	$(328.8)	$(318.5)	$(10.3)	3%
Working Capital Deficit	$(137.4)	$(158.1)	$20.7	(13%)
In August 2022, the Company completed the sale of its operations in the state of Florida at the final sales price of $67,000,000 which comprised of $63,000,000 in cash and $4,000,000 in liabilities to be assumed by the Buyer. The Buyer made a cash payment of $40,000,000 at closing, $11,500,000 on September 15, 2023, and is required to make an additional installment payment of $11,500,000 on or before March 15, 2023. During the fiscal third quarter of 2022, net proceeds to the Company were $19,558,947 after a principal repayment of $31,599,999 on the Senior Secured Term Loans with Hankey Capital. The final cash payment of $11,500,000 remains due and receivable as of December 24, 2022. The Senior Secured Term Loans remains outstanding and in default as of December 24, 2022.
The $20.7 million improvement in working capital deficit was primarily related to the $31.6 million principal repayment on the Senior Secured Term Loans that matured on July 31, 2022 and August 1, 2022. The Company’s working capital will be significantly impacted by continued operations and growth in retail operations and the continued stewardship of the Company’s financial resources. The ability to fund working capital needs will also be dependent on the Company’s ability to raise additional debt and equity financing and execute cost savings plans.

Results of Operations
Our consolidated results, in millions, except for per share and percentage data, for the three and six months ended December 24, 2022, compared to the three and six months ended December 25, 2021, are as follows:

	Three Months Ended				Six Months Ended
($ in Millions)	December 24, 2022	December 25, 2021	$ Change	% Change	December 24, 2022	December 25, 2021	$ Change	% Change
	(unaudited)	(unaudited)			(unaudited)	(unaudited)
Revenue	$29.6	$35.5	$(5.9)	(17%)	$59.6	$72.3	$(12.7)	(18%)
Cost of Goods Sold	14.5	17.6	(3.1)	(18%)	29.6	37.0	(7.4)	(20%)

Gross Profit	15.1	17.9	(2.8)	(16%)	30.0	35.3	(5.3)	(15%)

Operating Expenses:
General and Administrative	18.3	31.3	(13.0)	(42%)	36.5	63.9	(27.4)	(43%)
Sales and Marketing	0.6	1.0	(0.4)	(40%)	1.0	1.6	(0.6)	(38%)
Depreciation and Amortization	3.5	6.4	(2.9)	(45%)	7.4	12.2	(4.8)	(39%)
Realized and Unrealized Changes in Fair Value of Contingent Consideration	—	(0.3)	0.3	—	(0.9)	(0.3)	(0.6)	—
Impairment Expense	5.1	—	5.1	—%	6.7	0.4	6.3	1575%
Other Operating (Income) Expense	(5.6)	0.6	(6.2)	(1033%)	(7.5)	2.8	(10.3)	(368%)

Total Operating Expenses	21.8	39.0	(21.3)	(55%)	43.2	80.7	(21.3)	(26%)

Loss from Operations	(6.7)	(21.1)	14.4	(68%)	(13.2)	(45.4)	32.2	(71%)

Non-Operating (Income) Expenses:
Interest Expense	9.7	8.1	1.6	20%	19.7	16.2	3.5	22%
Accretion of Debt Discount and Loan Origination Fees	1.5	1.3	0.2	16%	2.9	7.6	(4.7)	(62%)
Change in Fair Value of Derivatives	(3.9)	(14.1)	10.2	(72%)	(3.1)	(16.2)	13.1	(81%)
Gain on Extinguishment of Debt	—	—			—	(10.2)

Total Non-Operating Expense	7.3	(4.8)	12.1	(252%)	19.5	(2.6)	22.1	(850%)

Loss from Continuing Operations Before Provision for Income Taxes	(14.0)	(16.4)	2.4	(15%)	(32.7)	(42.8)	10.1	(24%)
Provision for Income Tax Expense	(1.1)	8.1	(9.2)	(114%)	(6.8)	(11.6)	4.8	(41%)

Net Loss from Continuing Operations	(15.1)	(8.2)	(6.9)	84%	(39.4)	(54.4)	15.0	(28%)
Net Income (Loss) from Discontinued Operations, Net of Taxes	(2.3)	(12.1)	9.8	(81%)	26.1	(26.6)	52.7	(198%)

Net Income (Loss)	(17.3)	(20.4)	3.1	(15%)	(13.3)	(81.0)	67.7	(84%)

Net Loss Attributable to Non-Controlling Interest	(1.1)	(1.3)	0.2	(15%)	(1.2)	(6.6)	5.4	(82%)

Net Loss Attributable to Shareholders of MedMen Enterprises Inc.	$(16.2)	$(19.0)	$2.8	(15%)	$(12.0)	$(74.4)	$62.4	(84%)

EBITDA from Continuing Operations (Non-GAAP)	$0.7	$(0.1)	$0.8	(800%)	$(2.6)	$(5.8)	$3.2	(55%)
Adjusted EBITDA from Continuing Operations (Non-GAAP)	$—	$(12.0)	$12.0	(100%)	$0.2	$(14.2)	$14.4	(101%)

Revenue
Revenue for the three months ended December 24, 2022 was $29.6 million, a decrease of $6.0 million, or 17%, compared to revenue of $35.5 million for the three months ended December 24, 2021. Revenue for the six months ended December 24, 2022 was $59.6 million, a decrease of $12.7 million, or 18%, compared to revenue of $72.3 million for the six months ended December 25, 2021.
Revenue in various states in which we operate is as follows:

	Three Months Ended				Six Months Ended
($ in Millions)	December 24, 2022	December 25, 2021	$ Change	% Change	December 24, 2022	December 25, 2021	$ Change	% Change
California	$19.6	$23.4	$(3.8)	(16)%	$39.5	$48.0	$(8.5)	(18)%
Nevada	2.8	3.9	(1.1)	(28)%	5.8	7.9	(2.1)	(27)%
Illinois	3.1	4.1	(1.0)	(24)%	6.6	8.4	(1.8)	(21)%
Arizona	3.3	4.2	(0.9)	(21)%	6.1	7.9	(1.8)	(23)%
Massachusetts	0.7	—	0.7	—%	1.5	—	1.5	—%
Revenue from Continuing Operations	$29.5	$35.5	$(6.0)	(17)%	$59.6	$72.3	$(12.7)	(18)%
Revenue from Discontinued Operations	$2.3	$8.1	$(5.8)	(72)%	$5.9	$15.4	$(9.5)	(62)%
Total Revenue	$31.8	$43.6	$(11.8)	(27)%	$65.5	$87.7	$(22.2)	(25)%
Overall, across all markets, for the periods presented, we experienced declines in revenue.
In California, revenue for the three and six months ended December 24, 2022 experienced a decline of $3.8 million or 16% and $8.5 million or 18%, respectively, over the same prior year period. The change is primarily driven by lower basket size, inconsistent and / or lower traffic to the stores which was slightly partially offset by flat conversion rates. We believe we were also affected by the status of the cannabis supply in this State. California continues to deal with high levels of cannabis production, which we believe has flooded the legal and illegal market with quality cannabis flower increasing competition and decreasing market share. In addition, the increase in new dispensaries within key markets, more aggressive promotional cadence by all dispensaries, including ours, has resulted in a saturated market wherein the California cannabis consumer has an increased number of choices for cannabis products at discounted pricing. During the quarter, we continued to increase our focus on product portfolio and product selection, expanding vendor relationships, engaging in allowable marketing strategies and continued efforts to develop our private label products.
In Nevada, revenue for the three and six months ended December 24, 2022 experienced a decline of $1.0 million or 27% and $2.1 million or 27%, respectively, over the same prior year period. We experienced a decline in basket size as well as traffic and conversion rates. Nevada noted an overall decline in legal cannabis sales primarily related to a maturing industry, lower disposable income and a revenue base heavily reliant on tourism.
In Illinois, revenue for the three and six months ended December 24, 2022 experienced a decline of $1.0 million or 25% and $1.8 million or 21%, respectively, over the same prior year period. We continue to face market pressure from additional licenses issued by surrounding municipalities as part of Illinois’ efforts to promote equality and accessible locations for the consumer. We have made great efforts in testing new promotional messaging that, if marketed properly, can increase foot traffic and revenue. We have plans to open a second store in Illinois in the Spring of 2023 located 15 miles northwest of Chicago and within similar proximity to our existing store in Oak Park, in a dense suburban area near restaurants, coffee shops and parks.

In Arizona, revenue for the three and six months ended December 24, 2022 experienced a decline of $0.8 million or 20% and $1.7 million or 22% respectively over the same prior year period. This decrease resulted from a decline in medical-use sales because of a maturing recreational cannabis industry. Arizona is also experiencing an increase in new dispensary openings, that similar to California, has resulted in a saturated market. Exacerbating the increase in dispensary openings, is the increase in aggressive promotional cadences by these dispensaries. We continue our efforts to finding the optimal product selection that can meet the demands of both medical and recreational customers including the launch of our private label products, Moss™, from our own cultivation facility in Mesa. The first shipments of Moss™ landed in our stores in late December.

In Massachusetts, revenue for the three and six months ended December 24, 2022 experienced an increase of $0.7 million and $1.5 million, respectively. Our store near Fenway Park opened December 2021 with no comparable sales for this reporting period.
During our first fiscal quarter, we completed the sale of our Florida-based assets. We continue to hold for sale our New York-based assets which are presented as discontinued operations.
Cost of Goods Sold and Gross Profit
Cost of goods sold for the three and six months ended December 24, 2022 was $14.5 million and $29.6 million compared to $17.6 million and $37.0 million for the three and six months ended December 25, 2021 respectively, with a decrease of $3.1 million, or 18% and $7.4 million or 20% respectively.
Gross profit for the three and six months ended December 24, 2022 was $15.1 million and $30.0 million compared to $17.9 million and $35.3 million for the three and six months ended December 25, 2021 respectively, with a decrease of $2.8 million, or 16% and $5.3 million or 15%, respectively. Gross margin for the three and six months ended December 24, 2022 was 51% and 50%, respectively, compared to gross margin of 50% and 49% for the three and six months ended December 25, 2021 respectively. The improvement in gross margin resulted from our continuous efforts to develop vendor programs that reduced our cost of goods sold, as well as our success in lowering costs of production at our cultivation centers.
Operating Expenses
Operating expenses for the three and six months ended December 24, 2022 was $21.8 million and $43.2 million compared to $39.0 million and $80.7 million for the three and six months ended December 25, 2021 respectively, with a decrease of $17.2 million, or 44% and $37.5 million or 46% respectively. These changes were primarily attributable to our efforts and focus on our cost management strategy as well as the factors discussed below.
General and administrative expenses (“G&A”) for the three and six months ended December 24, 2022 was $18.3 million and $36.5 million compared to $31.3 million and $63.9 million for the three and six months ended December 25, 2021 respectively, with a decrease of $13.0 million, or 41% and $27.5 million or 43% respectively. Key drivers of the decrease in G&A for the three months ended December 24, 2022 include reductions in rent expense of $1.7 million, salaries of $3.5 million, professional fees of $5.7 million, deal costs of $1.2 million and other general expenses of $2.9 million, partially offset by an increase in share-based compensation of $1.4 million. Management continues to focus on reducing company-wide G&A. We expect G&A will continue to decrease in fiscal year 2023 as compared to prior year.
Sales and marketing expenses for the three and six months ended December 24, 2022 was $0.6 million and $1.0 million compared to $1.0 million and $1.6 million for the three and six months ended December 25, 2021 respectively, with a decrease of $0.5 million, or 45% and $0.6 million or 38% respectively.
Depreciation and amortization for the three and six months ended December 24, 2022 was $3.5 million and $7.4 million compared to $6.4 million and $12.2 million for three and six months ended December 25, 2021 respectively, with a decrease of $2.9 million, or 45% and $4.8 million or 39% respectively. The overall decrease is attributable a lower carrying basis of our long-lived assets as a result of the impairment charge recorded in the fourth quarter of 2022 and a delay in new capital projects. We are currently evaluating the long-term benefits of continuing to pursue the build out of some of our locations that are not yet opened or constructed. We are in negotiations with the landlords of our unfinished locations in California and Massachusetts in an effort to reach the best outcome for all parties including the communities that live and work near these unfinished locations possibly deterring from market values.
Impairment expense for the three and six months ended December 24, 2022 was $5.1 million and $6.7 million compared to nil and $0.4 million for the three and six months ended December 25, 2021 respectively, with an increase of $5.1 million and $6.3 million, or nil and 1443%, respectively.
Other operating (income) expense for the three and six months ended December 24, 2022 was other operating income of $5.6 million and $7.5 million compared to other operating expense of $0.6 million and $2.8 million for the three and six months ended December 25, 2021 respectively, with a decrease in other operating expense of $6.3 million, or 993% and $10.4 million or 367% respectively. The decrease in other operating expense of $6.3 million for the three months ended December 24, 2022 was primarily due to a $2.1 million increase in gain on lease terminations, a net $3.5 million gain on legal settlements and recognition of $1.5 million in sublease income, partially offset by a $1.3 million increase in loss on disposals of assets. The decrease in other operating expense of $10.4 million for the six months ended December 24, 2022 was primarily due to the net $3.5 million gain on legal settlements, recognition of $3.0 million in sublease income, a $3.6 million increase in gain on lease terminations, partially offset by a $2.3 million decrease in restructuring and reorganization expenses and a $1.5 million increase in loss on disposals of assets.
Non-Operating Expense
Non-operating expense for the three and six months ended December 24, 2022 was $7.3 million and $19.5 million compared to non-operating income of $4.8 million and $2.6 million for the three and six months ended December 25, 2021 respectively, with an increase of $12.1 million, or 253% and $22.1 million or 845% respectively. The increase in non-operating expense for the three months ended December 24, 2022 was primarily due a $10.2 million devaluation in the fair value of our derivatives. The increase in non-operating expense for the six months ended December 24, 2022 was primarily due to a $13.1 million devaluation in the fair value of our derivatives coupled with a decrease in gain on extinguishment of debt of $10.2 million and increase in interest expense of $3.5 million, partially offset by a decrease of $4.7 million in the accretion of our debt discount and loan origination fees.
Provision for Income Taxes
MedMen is subject to income taxes in the jurisdictions in which it operates and, consequently, income tax expense is a function of the allocation of taxable income by jurisdiction and the various activities that impact the timing of taxable events. As we operate in the legal cannabis industry, we are subject to the limits of Internal Revenue Code (“IRC”) Section 280E under which we are only allowed to deduct expenses directly related to sales of product. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E and a higher effective tax rate than most industries. However, California does not conform to IRC Section 280E and, accordingly, we deduct all operating expenses on MedMen’s California Franchise Tax Returns.
The provision for income taxes for the three and six months ended December 24, 2022 was $(1.1) million and $(6.8) million compared to $8.1 million and $(11.6) million for the three and six months ended December 25, 2021 respectively, with a decrease of $9.2 million, or 113% and $4.8 million or 42% respectively. The change is primarily due to the Company’s forecasted income and related IRC Section 280E expenditures.
Net Loss
Net loss from continuing operations for the three and six months ended December 24, 2022 was $15.1 million and $39.4 million compared to $8.2 million and $54.4 million for three and six months ended December 25, 2021 respectively. For the three and six months ended December 24, 2022, net loss from continuing operations was favorably impacted by the Company’s continued efforts to optimize selling, general and administrative costs and right-size the Company’s corporate infrastructure.
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

	Three Months Ended		Six Months Ended
($ in Millions)	December 24, 2022	December 25, 2021	December 24, 2022	December 25, 2021
Net Loss	$(17.3)	$(20.4)	$(13.3)	$(81.0)
Less: Net (Income) Loss from Discontinued Operations, Net	2.3	12.1	(26.1)	26.6
Add (Deduct) Impact of:
Net Interest and Other Financing Costs (1)	11.2	9.4	22.6	23.9
Provision for Income taxes	1.1	(8.1)	6.8	11.6
Amortization and Depreciation	3.5	6.9	7.5	13.1
EBITDA from Continuing Operations	$0.8	$(0.1)	$(2.5)	$(5.8)

Other Operating (Income) Expense:
Share-based Compensation	$2.1	$0.7	3.0	2.4
Change in Fair Value of Derivative Liabilities	(3.9)	(14.1)	(3.1)	(16.2)
Change in Fair Value of Contingent Consideration	—	(0.3)	(0.9)	(0.3)
Impairment Expense	5.1	—	6.7	0.4
(Gain) Loss on Disposals of Assets	1.2	(0.1)	1.4	(0.1)
Restructuring and Reorganization Expense	—	1.6	0.9	5.6
Gain on Lease Terminations	(1.9)	0.2	(3.5)	0.2
(Gain) Loss on Disposal of Assets Held for Sale	(0.1)	—	0.5	—
Legal Settlements	(3.5)	—	(3.5)	—
Non-Cash Rent Expense	0.9	—	1.6	—
Other Non-Cash Operating Costs	(0.6)	0.2	(0.4)	(0.3)
Total Adjustments	(0.7)	(11.8)	2.7	(8.3)

Adjusted EBITDA from Continuing Operations	$0.1	$(11.9)	$0.2	$(14.1)
_____________________________________
(1)For the current period, net interest and other financing costs now include accretion of debt discount and loan origination fees of $1.5 million for the three months ended December 24, 2022 and $2.9 million for the six months ended December 24, 2022. The prior year amount of $1.3 million for the three months ended December 25, 2021 and $7.6 million for the six months ended December 25, 2021 have been reclassified for consistency with the current year presentation. Accretion of debt discount was previously excluded from the reconciliation of Net Loss to EBITDA from Continuing Operations and Adjusted EBITDA from Continuing Operations.

EBITDA from Continuing Operations represents the Company’s current operating profitability and ability to generate cash flow and includes significant non-cash operating costs. Considering these adjustments, the Company had EBITDA from Continuing Operations for the three and six months ended December 24, 2022 of $0.8 million and $(2.5) million compared to $(0.1) million and $(5.8) million for the three and six months ended December 25, 2021 respectively, with an increase of $0.9 million, or 900% and $3.3 million or 57% respectively. The improvement in EBITDA from Continuing Operations was primarily due to the Company’s continued cost-saving strategies, lower operating costs at the cultivation facility in Arizona and elimination of high operating costs from the licensing and management agreement with an unrelated third party now operating the previously owned cultivation centers in California and Nevada, which includes lower rents.

Adjusted EBITDA from Continuing Operations for the three and six months ended December 24, 2022 was $0.1 million and $0.2 million compared to $(11.9) million and $(14.1) million for the three and six months ended December 25, 2021 respectively. The improvement is primarily due to the decrease in general and administrative expenses. The financial performance of the Company is expected to further improve as the Company works towards profitability and coupled with significant deleveraging of its balance sheet, will reposition the Company for growth.

Refer to Item 2 “Liquidity and Capital Resources” for further discussion of management’s future outlook.
Cash Flows
The following table summarizes the Company’s consolidated cash flows for the six months ended December 24, 2022 and December 25, 2021:

	Six Months Ended
($ in Millions)	December 24, 2022	December 25, 2021	$ Change	% Change
Net Cash Used in Operating Activities	$(8.3)	$(49.9)	$41.6	(83%)
Net Cash Provided by (Used in) Investing Activities	45.5	(7.6)	53.1	(701%)
Net Cash (Used in) Provided by Financing Activities	(32.4)	93.2	(125.5)	(135%)
Net Increase in Cash and Cash Equivalents	4.8	35.7	(30.9)	(87%)
Cash Included in Assets Held for Sale	—	(0.3)	0.3	(100%)
Cash and Cash Equivalents, Beginning of Period	10.8	11.6	(0.8)	(7%)
Cash and Cash Equivalents, End of Period	$15.6	$47.0	$(31.4)	(67%)
Cash Flow from Operating Activities
Net cash used in operating activities for the six months ended December 24, 2022 was $8.3 million compared to $49.9 million net cash used for operating activities for the six months ended December 25, 2021. The decrease was primarily driven by the decrease in general and administrative expenses as described in “Results of Operations” above.
Cash Flow from Investing Activities
Net cash provided by investing activities for the six months ended December 24, 2022 was $45.5 million compared to $7.6 million net cash used in investing activities six months ended December 25, 2021. This was primarily due to the $51.5 million in cash proceeds from the sale of the Company’s operations in the state of Florida during the current period.
Cash Flow from Financing Activities
Net cash used in financing activities for the six months ended December 24, 2022 was $32.4 million compared to $93.2 million net cash provided by financing activities for six months ended December 25, 2021. During the current period, the Company used $31.6 million of the cash proceeds from the sale of its Florida-based operations to make principal repayments on the Senior Secured Term Loan. Whereas during the comparative prior period, the Company completed a private placement with Serruya Private Equity Inc. (“SPE”) resulting in an equity investment of $100.0 million.
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

Critical Accounting Policies, Significant Judgments and Estimates and Recent Accounting Pronouncements
There have been no changes in critical accounting policies, estimates and assumptions from the information provided in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in the Form 10 for the fiscal year ended June 25, 2022 that have a significant effect on the amounts recognized in the Condensed Consolidated Financial Statements as of and for the fiscal quarter ended December 24, 2022. See “Note 2 – Summary of Significant Accounting Policies” in the Condensed Consolidated Financial Statements in Item 1 for recently adopted accounting standards. For more information on the Company’s critical accounting estimates, refer to the “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report on Form 10-K for the fiscal year ended June 25, 2022. In addition, a detailed description of our critical accounting policies and recent accounting pronouncements are detailed in Part I, “Item 8. Financial Statements and Supplementary Data” of the Annual Report on Form 10-K for the fiscal year ended June 25, 2022.
Transactions with Related Parties
As of December 24, 2022 and June 25, 2022 there were no amounts due from or due to related parties that were recorded in the Consolidated Balance Sheets. Refer to “Note 19 – Related Party Transactions” of the Consolidated Financial Statements under Part I, “Item 1. Notes to Condensed Consolidated Financial Statements”, which is incorporated in this item by reference.
The Company’s Board of Directors each receive quarterly fees of $200,000 of which one-third is paid in cash and two-thirds is paid in Class B Subordinate Voting Shares.
Senior Secured Convertible Credit Facility
As of December 24, 2022, the Company has drawn down a total of $165.0 million on the Convertible Facility, has accrued paid-in-kind interest of $51.1 million with an aggregate weighted average conversion price of approximately $0.24 per share, and an aggregate of 192,981,432 warrants with a weighted average exercise price of $0.15 per share.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 24, 2022, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.
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
Changes in Internal Control Over Financial Reporting
For fiscal year 2022, management identified a material weakness determining that the Company’s financial recordkeeping process was deficient and that it does not have effective controls over the period-end reconciliation process. The reconciliation process was not being performed in a manner that will detect and correct errors on a timely basis, including:
•general ledgers are not being reviewed regularly for assets that may not be recoverable or viable,
•review procedures for balance sheet account reconciliations and manual journal entries were not performed, and
•some accounts and balances are not being reconciled regularly, and/or account reconciliations that are being completed do not properly address or adjust reconciling items.
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
Except as noted above, there were no changes in our internal control over financial reporting during the three months ended December 24, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of our legal proceedings, please see the description set forth in the “Claims and Litigation” section in Note 18 - Commitments and Contingencies in the notes to consolidated financial statements in Item 1 of Part I of this Form 10‑Q, which is incorporated herein by reference.
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
____________________________________
*This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: February 2, 2023	MEDMEN ENTERPRISES INC

/s/ Ana Bowman
	By:	Ana Bowman
	Its:	Chief Financial Officer