Form 10-Q
period 2023-03-25
MedMen Enterprises, Inc.
filed 2023-07-10
CIK 1776932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 25, 2023
OR
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
None.
Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financing accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2023, the registrant had 1,391,916,839 Class B Subordinate Voting Shares outstanding.

EXPLANATORY NOTE

The interim financial statements of MedMen Enterprises Inc. (the “Company”) included in this Quarterly Report on Form 10-Q for the three and nine month periods ended March 25, 2023 and March 26, 2022 and the year-end balance sheet dated June 25, 2022, have not been reviewed nor audited, as applicable, by the Company’s independent registered public accounting firm. As previously disclosed in its Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 22, 2023, the Company concluded that a restatement of previously issued financial statements would be required to correct certain errors. Upon completing the restated financial statements, the Company will file an amendment to this Form 10-Q with reviewed and audited, as applicable, financial statements. For further information, see Item 1.A. of Part II of this report.

MEDMEN ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q

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

PART I — FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

MEDMEN ENTERPRISES INC.
Condensed Consolidated Balance Sheets (June 25, 2022 financial information is unaudited; March 25, 2023 financial information is unaudited and not reviewed)
(Amounts Expressed in United States Dollars, Except for Share Data)

	March 25, 2023	June 25, 2022
	(Unaudited and not reviewed)	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$7,625,642	$11,459,990
Restricted Cash	729,571	—
Accounts Receivable and Prepaid Expenses	3,862,148	8,515,742
Inventory	14,668,577	10,010,731
Assets Held for Sale	41,052,393	121,463,527
Receivable for Assets Held for Sale	11,500,000	—
Other Assets	11,638,765	8,873,492
Total Current Assets	91,077,096	160,323,482

Operating Lease Right-of-Use Assets	26,024,281	42,869,004
Property and Equipment, Net	52,432,284	61,010,455
Intangible Assets, Net	32,562,022	40,992,189
Goodwill	9,810,049	9,810,049
Other Non-Current Assets	3,681,382	5,665,061
TOTAL ASSETS	$215,587,114	$320,670,241
LIABILITIES AND SHAREHOLDERS’ DEFICIT
LIABILITIES:
Current Liabilities:
Accounts Payable and Accrued Liabilities	$43,892,879	$33,086,099
Income Taxes Payable	71,374,606	58,646,291
Other Liabilities	18,162,727	16,702,520
Derivative Liabilities	4,185,817	6,749,563
Current Portion of Operating Lease Liabilities	13,156,450	10,543,088
Current Portion of Finance Lease Liabilities	4,466,230	4,061,273
Current Portion of Notes Payable	140,041,414	97,003,922
Current Portion of Senior Secured Convertible Credit Facility	154,105,740	—
Liabilities Held for Sale	24,895,126	86,781,694
Total Current Liabilities	474,280,989	313,574,449
Operating Lease Liabilities	39,903,938	50,950,445
Finance Lease Liabilities	27,509,899	26,553,287
Other Non-Current Liabilities	2,657,306	3,082,277
Deferred Tax Liability	28,623,413	35,213,671
Senior Secured Convertible Credit Facility	—	132,005,663
Notes Payable	—	74,372,898
TOTAL LIABILITIES	572,975,545	635,752,690
SHAREHOLDERS’ DEFICIT:
Preferred Shares (no par value, unlimited shares authorized and no shares issued and outstanding)	—	—
Subordinate Voting Shares (no par value, unlimited shares authorized, 1,383,202,500 and 1,301,423,950 shares issued and outstanding as of March 25, 2023 and June 25, 2022, respectively)	—	—
Additional Paid-In Capital	1,063,499,686	1,057,228,873
Accumulated Deficit	(941,143,491)	(897,299,299)
Total Equity Attributable to Shareholders of MedMen Enterprises Inc.	122,356,195	159,929,574
Non-Controlling Interest	(479,744,626)	(475,012,023)
TOTAL SHAREHOLDERS’ DEFICIT	(357,388,431)	(315,082,449)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$215,587,114	$320,670,241

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited and not reviewed).

MEDMEN ENTERPRISES INC.
Condensed Consolidated Statements of Operations (March 25, 2023 and March 26, 2022 financial information is unaudited and not reviewed)
(Amounts Expressed in United States Dollars, Except for Share Data)

	Three Months Ended		Nine Months Ended
	March 25, 2023	March 26, 2022	March 25, 2023	March 26, 2022
Revenue	$27,224,670	$35,249,258	$86,812,823	$107,502,399
Cost of Goods Sold	14,077,038	18,040,863	47,386,411	55,027,929
Gross Profit	13,147,632	17,208,395	39,426,412	52,474,470

Operating Expenses:
General and Administrative	16,747,282	25,703,080	53,650,787	89,645,070
Sales and Marketing	577,596	1,022,828	1,572,493	2,623,308
Depreciation and Amortization	3,200,902	5,526,094	10,624,508	17,729,576
Realized and Unrealized Changes in Fair Value of Contingent Consideration	(63,748)	—	(927,604)	(301,459)
Impairment Expense	13,896,507	8,174,346	16,377,804	8,609,587
Other Operating Expense (Income)	2,718,611	(3,128,263)	(4,825,452)	(298,264)
Total Operating Expenses	37,077,150	37,298,085	76,472,536	118,007,818
Loss from Operations	(23,929,518)	(20,089,690)	(37,046,124)	(65,533,348)

Non-Operating Expenses (Income):
Interest Expense	10,064,888	7,846,523	29,804,508	26,988,126
Interest Income	(36,692)	(22,894)	(64,716)	(68,809)
Accretion of Debt Discount and Loan Origination Fees	1,575,088	1,292,063	4,461,000	11,454,971
Change in Fair Value of Derivatives	543,040	(9,737,076)	(2,563,746)	(25,948,861)
Loss (Gain) on Extinguishment of Debt	499,895	—	499,895	(10,233,604)
Total Non-Operating Expenses (Income)	12,646,219	(621,384)	32,136,941	2,191,823

Loss from Continuing Operations Before Provision for Income Taxes	(36,575,737)	(19,468,306)	(69,183,065)	(67,725,171)
Benefit (Provision) for Income Tax Expense	5,367,411	(1,471)	(1,385,475)	(11,555,481)
Net Loss from Continuing Operations	(31,208,326)	(19,469,777)	(70,568,540)	(79,280,652)
Net (Loss) Income from Discontinued Operations, Net of Taxes	(3,879,044)	(10,571,454)	22,126,481	(31,728,589)
Net Loss	(35,087,370)	(30,041,231)	(48,442,059)	(111,009,241)

Net Loss Attributable to Non-Controlling Interest	(3,600,395)	(294,429)	(4,732,603)	(6,905,606)
Net Loss Attributable to Shareholders of MedMen Enterprises Inc.	$(31,486,975)	$(29,746,802)	$(43,709,457)	$(104,103,635)

Earnings (Loss) Per Share - Basic and Diluted:
From Continuing Operations Attributable to Shareholders of MedMen Enterprises Inc.	$(0.02)	$(0.02)	$(0.05)	$(0.07)
From Discontinued Operations Attributable to Shareholders of MedMen Enterprises Inc.	$(0.00)	$(0.01)	$0.01	$(0.03)
Weighted-Average Shares Outstanding - Basic	1,340,935,140	1,202,452,775	1,314,823,152	1,114,554,702
Weighted-Average Shares Outstanding - Diluted	1,340,935,140	1,202,452,775	2,894,966,858	1,114,554,702
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited and not reviewed).

MEDMEN ENTERPRISES INC.
Condensed Consolidated Statements of Changes in Shareholders’ Deficit (June 25, 2022 financial information is unaudited; all fiscal year 2023 interim financial information is unaudited and not reviewed)
(Amounts Expressed in United States Dollars, Except for Share Data)

	For the Nine Months Ended March 25, 2023 (Unaudited and not reviewed)

	Units	$ Amount	Additional Paid-In Capital		Accumulated Deficit		TOTAL EQUITY ATTRIBUTABLE TO SHAREHOLDERS OF MEDMEN	Non- Controlling Interest	TOTAL SHAREHOLDERS’ DEFICIT
	Subordinate Voting Shares	Subordinate Voting Shares
Balance as of June 25, 2022	1,301,423,950	$—	$1,057,228,873		$(897,299,299)		$159,929,574	$(475,012,023)	$(315,082,449)
Net Income (Loss)	—	—	—		4,564,045		4,564,045	(27,380)	4,536,665
Controlling Interest Equity Transactions:
Partner Contributions	—	—	—		—		—	—	—
Redemption of MedMen Corp Redeemable Shares	259,814	—	15,318		(15,318)		—	—	—
Share-Based Compensation	—	—	863,685		—		863,685	—	863,685
Balance as of September 24, 2022	1,301,683,764	—	$1,058,107,876		$(892,750,572)		$165,357,304	$(475,039,403)	$(309,682,099)
Net Loss	—	—	—		(16,786,526)		(16,786,526)	(1,104,828)	(17,891,354)
Controlling Interest Equity :
Redemption of MedMen Corp Redeemable Shares	445,320	—	15,079		(15,079)		—	—	—
Share-Based Compensation	—	—	2,113,676		—		2,113,676	—	2,113,676
Balance as of December 24, 2022	1,302,129,084	$—	$1,060,236,631		$(909,552,177)		$150,684,454	$(476,144,231)	$(325,459,777)
Net Loss	—	—	—	(21,919,104)	(31,486,975)	(2,191,629)	(31,486,975)	(3,600,395)	(35,087,370)
Controlling Interest Equity Transactions:
Shares Issued to Settle Accounts Payable and Liabilities	74,158,530		2,118,797				2,118,797	—	2,118,797
Redemption of MedMen Corp Redeemable Shares	6,605,038	—	104,339		(104,339)		—	—	—
Stock Grants for Compensation	309,848		26,465				26,465	—	26,465
Share-Based Compensation	—	—	1,013,454		—		1,013,454	—	1,013,454
Balance as of March 25, 2023	1,383,202,500	$—	$1,063,499,686		$(941,143,491)		$122,356,195	$(479,744,626)	$(357,388,431)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited and not reviewed).

MEDMEN ENTERPRISES INC.
Condensed Consolidated Statements of Changes in Shareholders’ Deficit (June 27, 2021 financial information is unaudited; all fiscal year 2022 interim financial information is unaudited and not reviewed)
(Amounts Expressed in United States Dollars, Except for Share Data)

	For the Nine Months Ended March 26, 2022 (Unaudited)
	Units	$ Amount	Additional Paid-In Capital	Accumulated Deficit	TOTAL EQUITY ATTRIBUTABLE TO SHAREHOLDERS OF MEDMEN	Non- Controlling Interest	TOTAL SHAREHOLDERS’ DEFICIT
	Subordinate Voting Shares	Subordinate Voting Shares
Balance as of June 27, 2021	726,866,374	$—	$908,992,686	$(717,232,706)	$191,759,980	$(445,393,599)	$(253,633,619)
Net Loss	—	—	—	(55,330,028)	(55,330,028)	(5,280,003)	(60,610,031)
Controlling Interest Equity Transactions:
Shares Issued for Cash, Net of Fees	406,249,973	—	73,393,745	—	73,393,745	—	73,393,745
Shares Issued to Settle Debt and Accrued Interest	20,833,333	—	4,030,000	—	4,030,000	—	4,030,000
Shares Issued to Settle Accounts Payable and Liabilities	4,182,730	—	700,000	—	700,000	—	700,000
Equity Component of Debt - New and Amended	0	—	41,388,048	—	41,388,048	—	41,388,048
Redemption of MedMen Corp Redeemable Shares	4,054,278	—	1,121,441	374,701	1,496,142	(1,496,142)	—
Shares Issued for Vested Restricted Stock Units and Cashless Exercise of Options	8,473,868	—	—	—	—	—	—
Shares Issued for Exercise of Warrants	8,807,605	—	1,273,679	—	1,273,679	—	1,273,679
Shares Issued for Conversion of Debt	16,014,665	—	2,371,100	—	2,371,100	—	2,371,100
Stock Grants for Compensation	1,455,415	—	1,421,400	—	1,421,400	—	1,421,400
Deferred Tax Impact On Conversion Feature	—	—	(13,057,730)	—	(13,057,730)	—	(13,057,730)
Share-Based Compensation	—	—	1,682,677	—	1,682,677	—	1,682,677
Balance as of September 25, 2021	1,196,938,241	$—	$1,023,317,046	$(772,188,033)	$251,129,013	$(452,169,744)	$(201,040,731)
Net Loss	—	—	—	(19,026,802)	(19,026,802)	(1,331,174)	(20,357,976)
Controlling Interest Equity Transactions:
Shares Issued to Settle Accounts Payable and Liabilities	98,118	—	15,000	—	15,000	—	15,000
Redemption of MedMen Corp Redeemable Shares	84,605	—	18,627	6,835	25,462	(25,462)	—
Shares Issued for Vested Restricted Stock Units and Cashless Exercise of Options	2,283,972	—	—	—	—	—	—
Stock Grants for Compensation	714,356	—	207,494	—	207,494	—	207,494
Deferred Tax Impact On Conversion Feature	—	—	1,345,580	—	1,345,580	—	1,345,580
Share-Based Compensation	—	—	500,612	—	500,612	—	500,612
Balance as of December 25, 2021	1,200,119,292	$—	$1,025,404,359	$(791,208,000)	$234,196,359	$(453,526,380)	$(219,330,021)
Net Loss	—	—	—	(29,746,802)	(29,746,802)	(294,429)	(30,041,231)
Controlling Interest Equity Transactions:
Shares Issued to Settle Accounts Payable and Liabilities	72,685	—	37,796	—	37,796	—	37,796
Equity Component of Debt - New and Amended	8,021,593	—	1,618,609	—	1,618,609	—	1,618,609
Redemption of MedMen Corp Redeemable Shares	98,533	—	10,378	(13,316)	(2,935)	2,935	—

Shares Issued for Vested Restricted Stock Units and Cashless Exercise of Options	1,136,994	—	—	—	—	—	—
Share-Based Compensation	—	—	(530,115)	—	(530,115)	1,102,219	572,104
Balance as of March 26, 2022	1,209,449,097	$—	$1,026,541,027	$(820,968,118)	$205,572,909	$(452,715,656)	$(247,142,743)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited and not reviewed).

MEDMEN ENTERPRISES INC.
Condensed Consolidated Statements of Cash Flows (March 25, 2023 and March 26, 2022 financial information is unaudited and not reviewed)
(Amounts Expressed in United States Dollars

	Nine Months Ended
	March 25, 2023		March 26, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss from Continuing Operations	$(70,568,540)		$(79,280,652)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Deferred Tax Expense	—		(6,905,566)
Depreciation and Amortization	10,701,758		18,226,164
Non-Cash Operating Lease Costs	11,392,319		12,720,529
Accretion of Debt Discount and Loan Origination Fees	4,461,000		12,477,359
Loss on Disposals of Assets	1,594,915		—
Gain on Lease Terminations	(3,452,435)		(4,255,754)
Accretion of Deferred Gain on Sale of Property	(424,971)		(424,970)
Impairment of Assets	16,377,804		8,609,587
Realized and Unrealized Gain on Investments and Other Assets	—		(3,644,390)
Realized and Unrealized Changes in Fair Value of Contingent Consideration	927,604		—
Change in Fair Value of Derivative Liabilities	(2,563,746)		(25,948,861)
Loss (Gain) on Extinguishment of Debt	499,895		(10,243,632)
Share-Based Compensation	4,017,280	4,017,280	4,384,287
Interest Capitalized to Senior Secured Convertible Debt and Notes Payable	18,657,111		19,366,648
Interest Capitalized to Finance Lease Liabilities	1,361,569		1,155,142
Changes in Operating Assets and Liabilities:
Accounts Receivable and Prepaid Expenses	4,392,993		(2,115,415)
Inventory	(4,657,846)		2,690,193
Other Current Assets	(3,218,982)		353,766
Other Assets	1,439,800		451,502
Accounts Payable and Accrued Liabilities	17,279,121		(1,207,002)
Interest Payments on Finance Leases	(5,463,907)		(5,110,859)
Cash Payments - Operating Lease Liabilities	(8,719,504)		(6,954,624)
Income Taxes Payable	6,138,057		15,318,263
Other Current Liabilities	114,307		(1,343,994)
NET CASH PROVIDED BY (USED IN) CONTINUED OPERATING ACTIVITIES	285,602	—	(51,682,279)
Net Cash Used in Discontinued Operating Activities	(23,458,243)		(13,672,994)
NET CASH USED IN OPERATING ACTIVITIES	(23,172,642)		(65,355,273)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(4,136,304)		(2,356,591)
Additions to Intangible Assets	4,788,003		—
Proceeds from the Sale of Assets Held for Sale	51,500,000		—
Restricted Cash	(729,571)		730
NET CASH PROVIDED BY (USED IN) CONTINUED INVESTING ACTIVITIES	51,422,129	—	(2,355,861)
Net Cash Used in Discontinued Investing Activities	—		(2,346,287)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	51,422,129		(4,702,148)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Subordinate Voting Shares for Cash	—		95,000,000
Payment of Stock Issuance Costs Relating to Private Placement	—		(5,352,505)
Exercise of Warrants for Cash	—		1,273,679
Payment of Debt Issuance Costs Relating to Senior Secured Convertible Credit Facility	—		(2,608,964)
Proceeds from Issuance of Notes Payable	—		5,000,000
Principal Repayments of Notes Payable	(32,751,472)		(20,153,000)
Principal Repayments of Finance Lease Liability	—		—
Distributions - Partner	—		—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(32,751,472)		73,159,210
NET DECREASE (INCREASE) IN CASH AND CASH EQUIVALENTS	(4,501,985)		3,101,789
Cash Included in Assets Held for Sale	667,635		(265,271)
Cash and Cash Equivalents, Beginning of Period	11,459,990		11,575,139
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,625,640		$14,411,657

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited and not reviewed).

MEDMEN ENTERPRISES INC.
Condensed Consolidated Statements of Cash Flows (March 25, 2023 and March 26, 2022 financial information is unaudited and not reviewed)
(Amounts Expressed in United States Dollars)

	March 25, 2023	March 26, 2022
SUPPLEMENTAL DISCLOSURE FOR CASH FLOW INFORMATION
Cash Paid for Interest	$9,988,063	$5,943,000

Non-Cash Investing and Financing Activities:
Change in Accrued Capital Expenditures	$(46,585)	$—
Net Assets Transferred to Held for Sale	$—	$4,472,000
Redemption of MedMen Corp Redeemable Shares	$705,134	$1,518,669
Derivative Liability Incurred on Convertible Facility and Equity Financing	$—	$29,885,694
Equity Component of Debt Modification - New and Amended	$—	$1,000,000
Conversion of Convertible Debentures	$—	$2,371,000
Shares Issued to Settle Debt and Lender Fees	$—	$4,030,000
Shares Issued to Settle Accounts Payable and Liabilities	$2,118,797	$752,796
Equity Component of Debt - New and Amended	$—	$41,388,047
Deferred Tax Impact on Conversion Feature	$—	$11,712,150
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited and not reviewed).

MEDMEN ENTERPRISES INC.
Notes to Condensed Consolidated Financial Statements (All financial information disclosed is unaudited and not reviewed)
Three and Nine Months Ended March 25, 2023 and March 26, 2022
(Amounts Expressed in United States Dollars, Except for Share and Per Share Data)

1.	NATURE OF OPERATIONS
MedMen Enterprises Inc. and its subsidiaries over which the company has control (collectively, “MedMen”, the “Company”, “we” or “us”) is a premier cannabis retailer based in the U.S. with an operational footprint in California, Nevada, Illinois, Arizona, Massachusetts, and New York. MedMen offers a robust selection of high-quality products, including MedMen-owned brands – MedMen Red and LuxLyte – through its premium retail stores, proprietary delivery service, as well as curbside and in-store pick up. MedMen Buds, Medmen's customer loyalty program, provides exclusive access to promotions, product drops and content.
As of March 25, 2023, the Company operates 23 store locations across California (13), Nevada (3), Illinois (1), Arizona (1), Massachusetts (1), and New York (4). The Company continues to market its assets in New York and thus classifies all assets and liabilities and profit or loss allocable to its operations in the state of New York as discontinued operations. In August 2022, the Company completed the sale of its operations in the state of Florida of which all assets and liabilities and profit or loss allocable to Florida were classified as discontinued operations until the day of sale, on August 22, 2022. Subsequent to August 22, 2022, the remaining post-acquisition assets and liabilities, which is primarily comprised of a current receivable for the portion of the sales proceeds due to the Company, and profit or loss allocable to Florida have been reclassified as continuing operations. See “Note 23 – Subsequent Events” for further discussion on post-sale developments.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Preparation
The accompanying Unaudited and Not Reviewed Condensed Consolidated Financial Statements have been prepared on a going concern basis in accordance with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. The Unaudited and Not Reviewed Condensed Consolidated Financial Statements include the accounts of MedMen Enterprises, its subsidiaries and variable interest entities (“VIEs”) where the Company is considered the primary beneficiary, if any, after elimination of intercompany accounts and transactions. Investments in entities in which the Company has significant influence, but less than a controlling financial interest, are accounted for using the equity method.
In the opinion of management, all adjustments considered necessary for a fair presentation of the preliminary condensed consolidated financial position of the Company as of and for the interim periods presented have been included. The accompanying Unaudited and Not Reviewed Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.
The accompanying Unaudited and Not Reviewed Condensed Consolidated Financial Statements do not include all of the information required for full annual financial statements. Accordingly, certain information, footnotes and disclosures normally included in the annual financial statements have been condensed or omitted in accordance with SEC rules for interim financial information.
Going Concern
As of March 25, 2023, the Company had cash and cash equivalents of $7.6 million and working capital deficit of $383.2 million. The Company has incurred net losses from continuing operations of $31.2 million and $70.6 million for the three and nine months ended March 25, 2023 respectively.

The Company plans to continue to fund its operations and service its debt and other obligations through the implementation and expansion of its cost savings plan, and various strategic actions, including the potential divesture of one or more of its non-core states, Arizona, Nevada, Massachusetts or Illinois announced in February 2023, and the sale of New York based assets currently held for sale. The sale of any of these assets will likely take several weeks or months due to customary regulatory requirements. The Company has made progress in its negotiations of lower costs of occupancy with the master lease landlord and other landlords. The Company also plans for on-going revenue and vendor strategy of market expansion and retail revenue and gross margin growth. The Company will need to obtain an extension or a refinancing of its debt-in-default with the secured senior lender. The Company's annual operating plan estimates it will be able to manage its ongoing operations; however, such will require the Company to extend its payment terms with vendors and other service providers. The Company is party to several litigation matters as described in Note 18 and firstly disclosed in the Company’s 2022 Form 10-K that may require use of cash to defend and in some case pay settlements. In total, the Company's cash needs remain significant and primarily related or stemming to matters that precede from years past when decisions were made under the assumption of eminent federal legalization of cannabis, and not achievable under the current macro-economic conditions impacting our cash flow from operations.
If the above strategic actions, including a significant liquidity event from the sale of assets or otherwise, for any reason, are inaccessible, it will have a significantly negative effect on the Company’s financial condition. Additionally, the Company expects to continue to manage its operating expenses and reduce its projected cash requirements through reduction of its operating expenses by delaying new store development, permanently or temporarily closing stores that are deemed to be performing below expectations, and/or implementing other restructuring activities.
The conditions described above raise substantial doubt with respect to the Company’s ability to meet its obligations for at least one year from the issuance of these Unaudited and Not Reviewed Condensed Consolidated Financial Statements, and therefore, to continue as a going concern.
Basis of Consolidation
Subsidiaries are entities controlled by the Company. Control exists when the Company either has a controlling voting interest or is the primary beneficiary of a variable interest entity. The financial statements of subsidiaries are included in the Unaudited and Not Reviewed Condensed Consolidated Financial Statements from the date that control commences until the date that control ceases.
Significant Accounting Policies
The Company's Unaudited and Not Reviewed Condensed Consolidated Financial Statements presented herein reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. During the current fiscal year, the Company continued to implement its strategy for strengthening its financial position and supporting the continuity of its business and operations in response to the impacts of COVID-19; however, the uncertain nature of the evolution of COVID-19 may impact the Company's business operations for reasons beyond its immediate control. Ultimate results could differ from the Company's estimates.
Cash and Cash Equivalents
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. The Company's cash deposits at each banking institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000 and by the National Credit Union Administration ("NCUA") up to $250,000 per member account.
As of March 25, 2023 and June 25, 2022, the Company had $3.3 million and $2.3 million in excess of the FDIC insured limit and NCUA insured limit, respectively.
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

Restatement
During the nine months ended March 25, 2023, the Company identified errors that resulted in misstatements of certain assets and liabilities as of June 25, 2022 as well as misstatements of certain income and expenses for the year ended June 25, 2022 included in the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 2022, as filed with the SEC on September 9, 2022 (the "2022 Form 10-K"). Management assessed the materiality of these misstatements in accordance with Accounting Standards Codification ("ASC") 250, "Accounting Changes and Error Corrections," Staff Accounting Bulletin ("SAB") No. 99, "Materiality" and SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" and determined that these corrections were material to the previously issued financial statements, and as such, required restatement of our audited consolidated financial statements as of and for the year ended June 25, 2022 as originally filed in the 2022 Form 10-K.1 The preliminary net impact of these estimated adjustments on the Company's consolidated financial statements as of and for the fiscal year ended June 25, 2022 was also separately furnished in the Company's Current Report on Form 8-K filed on May 22, 2023. The restatement of the Company's audited consolidated financial statements as of and for the year ended June 25, 2022 would also result in a restatement of the Company's reviewed condensed consolidated financial statements as of and for the three months ended September 24, 2022 and the three and six months ended December 24, 2022.

1 In the Company's quarterly report on Form 10-Q for the three months ended September 24, 2022, as filed with the SEC on November 3, 2022 (the "Q1 2023 Form 10-Q"), certain prior period amounts were reclassified between financial statement captions on the audited consolidated balance sheet as of June 25, 2022, as originally reported in the Company's 2022 Form 10-K, in order to conform to the current reporting period presentation. These reclassifications did not impact Total Assets, Total Liabilities or Total Shareholders' Deficit as of June 25, 2022.

The effect of the adjustments on the financial statement line items within the Company's consolidated balance sheet as of June 25, 2022 is as follows:

	As Adjusted	As Originally Reported(2)	Adjustment

Cash and Cash Equivalents	$11,459,990	$10,795,999	$(663,991)
Accounts Receivable and Prepaid Expenses	$8,515,742	$7,539,767	$(975,975)
Assets Held for Sale	$121,463,527	$123,158,751	$1,695,224
Other Assets	$8,873,492	$9,990,992	$1,117,500
Total Current Assets	$160,323,482	$161,496,240	$1,172,758
Operating Lease Right-of-Use Assets	$42,869,004	$47,649,270	$4,780,266
Property and Equipment, Net	$61,010,455	$64,107,792	$3,097,337
Intangible Assets, Net	$40,992,189	$35,746,114	$(5,246,075)
Other Non-Current Assets	$5,665,061	$4,414,219	$(1,250,842)
Total Assets	$320,670,241	$323,223,684	$2,553,443
Accounts Payable and Accrued Liabilities	$33,086,099	$38,905,818	$5,819,719
Other Current Liabilities	$16,702,520	$16,704,283	$1,763
Current Portion of Operating Lease Liabilities(2)	$10,543,088	$10,925,128	$382,040
Liabilities Held for Sale	$86,781,694	$86,595,102	$(186,592)
Total Current Liabilities	$313,574,449	$319,591,380	$6,016,931
Operating Lease Liabilities(2)	$50,950,445	$50,917,244	$(33,201)
Total Liabilities	$635,752,690	$641,736,420	$5,983,730
Accumulated Deficit(1)(2)	$(897,299,299)	$(901,758,875)	$(4,459,576)
Total Equity Attributable to Shareholders of MedMen Enterprises Inc.(1)(2)	$159,929,574	$155,469,998	$(4,459,576)
Non-Controlling Interest(1)(2)	$(475,012,023)	$(473,982,734)	$1,029,289
Total Shareholders' Deficit(1)	$(315,082,449)	$(318,512,736)	$(3,430,287)
Total Liabilities and Shareholders' Deficit(1)	$320,670,241	$323,223,684	$2,553,443
+
(1) The tax effect of the adjustments are immaterial.
(2) In the Q1 2023 Form 10-Q, certain prior period amounts were reclassified between financial statement captions on the audited consolidated balance sheet as of June 25, 2022, as originally reported in the 2022 Form 10-K, in order to conform to the current reporting period presentation as follows:

	As Originally Reported	As Adjusted	Adjustment

Current Portion of Operating Lease Liabilities	$17,750,863	$10,925,128	$(6,825,735)
Operating Lease Liabilities	$44,091,509	$50,917,244	$6,825,735
Accumulated Deficit	$(905,420,836)	$(901,758,875)	$3,661,961
Total Equity Attributable to Shareholders of MedMen Enterprises Inc.	$151,808,037	$155,469,998	$3,661,961
Non-Controlling Interest	$(470,320,773)	$(473,982,734)	$(3,661,961)

The effect of the adjustments on the financial statement line items within the Company's consolidated statement of changes in shareholders' deficit for the fiscal year ended June 25, 2022 is as follows:

	As Adjusted	Prior to Adjustment	Adjustment

Accumulated Deficit	$(897,299,299)	$(901,758,875)	$(4,459,576)
Total Equity Attributable to Shareholders of MedMen	$159,929,574	$155,469,998	$(4,459,576)
Non-Controlling Interest	$(475,012,023)	$(473,982,734)	$1,029,289
Total Shareholders' Deficit	$(315,082,449)	$(318,512,736)	$(3,430,287)
The effect of the adjustments on the financial statement line items within the Company's unaudited and not reviewed condensed consolidated statement of operations and unaudited and not reviewed condensed consolidated balance sheet for the three months ended and as of September 24, 2022, respectively, is as follows:

	As Adjusted	As Originally Reported	Adjustment

Impairment Expense	$1,039,254	$1,663,911	$624,657
Total Operating Expenses	$19,856,710	$20,481,367	$624,657
Loss from Operations	$(5,000,334)	$(5,624,991)	$(624,657)
Loss from Continuing Operations before Income Tax Benefit (Expense)	$(17,440,549)	$(18,065,206)	$(624,657)
Net loss from Continuing Operations(1)	$(19,634,091)	$(20,258,748)	$(624,657)
Net Income from Discontinued Operations, Net of Taxes(1)	$24,170,756	$24,306,649	$135,893
Net Income(1)	$4,536,665	$4,047,901	$(488,764)
Net Loss Attributable to Non-Controlling Interest(1)(2)	$(27,380)	$(112,312)	$(84,932)
Net Loss Attributable to Shareholders of MedMen Enterprises Inc.(1)(2)	$4,564,045	$4,160,213	$(403,832)
Accumulated Deficit(1)(2)	$(892,750,572)	$(897,613,980)	$(4,863,408)
Total Equity Attributable to Shareholders of MedMen Enterprises Inc.(1)(2)	$165,357,304	$160,531,457	$(4,825,847)
Non-Controlling Interest(1)(2)	$(475,039,403)	$(474,095,046)	$944,357
Total Shareholders' Deficit(1)	$(309,682,099)	$(313,563,589)	$(3,881,490)
Total Liabilities and Shareholders' Deficit(1)	$251,620,356	$251,131,592	$(488,764)

(1) The tax effect of the adjustments are immaterial.
(2) The allocation of the cumulative net adjustment between the shareholders of MedMen Enterprises Inc. and the Company's non-controlling interest is an estimate based on the allocation percentage calculated by the Company for its Q1 2023 Form 10-Q.

The effect of the adjustments on the financial statement line items within the Company's consolidated statement of changes in shareholders' deficit for the three months ended September 24, 2022 is as follows:

	As Adjusted	Prior to Adjustment	Adjustment

Accumulated Deficit	$(892,750,572)	$(897,613,980)	$(4,863,408)
Total Equity Attributable to Shareholders of MedMen	$165,357,304	$160,531,457	$(4,825,847)
Non-Controlling Interest	$(475,039,403)	$(474,095,046)	$944,357
Total Shareholders' Deficit	$(309,682,099)	$(313,563,589)	$(3,881,490)
The effect of the adjustments on the financial statement line items within the Company's unaudited and not reviewed condensed consolidated statement of operations and unaudited and not reviewed condensed consolidated balance sheet for the six months ended and as of December 24, 2022, respectively, is as follows:

	As Adjusted	As Originally Reported	Adjustment

Revenue	$59,588,153	$59,598,153	$10,000
Cost of Goods Sold	$33,309,373	$29,601,351	$(3,708,022)
Gross Profit	$26,278,780	$29,996,802	$3,718,022
General and Administrative	$36,903,506	$36,452,557	$(450,949)
Impairment Expense	$2,481,297	$6,716,906	$4,235,609
Total Operating Expenses	$39,395,387	$43,180,047	$3,784,660
Loss from Operations	$(13,116,607)	$(13,183,245)	$(66,638)
Loss from Continuing Operations before Income Tax Benefit (Expense)	$(32,607,329)	$(32,673,967)	$(66,638)
Net loss from Continuing Operations(1)	$(39,360,215)	$(39,426,853)	$(66,638)
Net Income from Discontinued Operations, Net of Taxes(1)	$26,005,524	$26,132,489	$126,965
Net Loss(1)(2)	$(13,354,691)	$(13,294,364)	$60,327
Net Loss Attributable to Non-Controlling Interest(1)(2)	$(1,132,208)	$(1,247,161)	$(114,953)
Net Loss Attributable to Shareholders of MedMen Enterprises Inc.(1)(2)	$(12,222,481)	$(12,047,203)	$175,278
Accumulated Deficit(1)(2)	$(909,552,177)	$(913,798,904)	$(4,246,727)
Total Equity Attributable to Shareholders of MedMen Enterprises Inc.(1)(2)	$150,684,454	$146,437,727	$(4,246,727)
Non-Controlling Interest(1)(2)	$(476,144,231)	$(475,229,895)	$914,336
Total Shareholders' Deficit(1)(2)	$(325,459,777)	$(328,792,168)	$(3,332,391)
Total Liabilities and Shareholders' Deficit(1)	$238,414,684	$238,475,011	$60,327

(1) The tax effect of the adjustments are immaterial.
(2) The allocation of the cumulative net adjustment between the shareholders of MedMen Enterprises Inc. and the Company's non-controlling interest is an estimate based upon the allocation percentage calculated by the Company for its quarterly report on Form 10-Q for the three and six months ended December 24, 2022, as filed with the SEC on February 2, 2023.

The effect of the adjustments on the financial statement line items within the Company's consolidated statement of changes in shareholders' deficit for the six months ended December 24, 2022 is as follows:

	As Adjusted	Prior to Adjustment	Adjustment

Accumulated Deficit	$(909,552,177)	$(913,798,904)	$(4,246,727)
Total Equity Attributable to Shareholders of MedMen	$150,684,454	$146,437,727	$(4,246,727)
Non-Controlling Interest	$(476,144,231)	$(475,229,895)	$914,336
Total Shareholders' Deficit	$(325,459,777)	$(328,792,168)	$(3,332,391)

Recently Adopted Accounting Standards
In March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), provides optional expedients and exceptions for applying GAAP to debt instruments, derivatives, and other contracts that reference London Interbank Offered Rate (“LIBOR”) or other reference rates expected to be discontinued as a result of reference rate reform. This guidance is optional and may be elected through December 31, 2022 using a prospective application on all eligible contract modifications. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to instruments affected by reference rate reform if certain criteria are met. The Company elected to adopt ASU 2020-04 as of December 31, 2022. However, the Company did not enter or modify any material contracts to which the standard would apply during the subsequent three months ended March 25, 2023.
Recently Issued Accounting Standards
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
In February 2023, the FASB issued ASU 2023-01, “Leases (Topic 842) – Common Control Arrangements” (“ASU 2023-01”), which require that leasehold improvements associated with common control leases be 1) amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset and 2) accounted for as a transfer between entities under common control through an adjustment to entity if, and when, the lessee no longer controls the use of the underlying asset. ASU 2023-01 is effective for the Company in fiscal year 2025. The Company is currently evaluating the effect of adopting this ASU.

3.	INVENTORY
The following table provides a summary of total Inventory as of March 25, 2023 and June 25, 2022:

	March 25, 2023	June 25, 2022
Raw Materials	$915,058	$521,777
Work-in-Process	651,374	671,541
Finished Goods	13,102,145	8,817,413
Total Inventory	$14,668,577	$10,010,731
During the nine months ended March 25, 2023 and March 26, 2022, the Company recognized impairment of nil and $0.9 million respectively, to write down inventory to its net realizable value. The Company did not recognize any impairment of inventory during the three months ended March 25, 2023 and March 26, 2022.

4.	ASSETS HELD FOR SALE
A reconciliation of our assets held for sale is as follows:

Discontinued Operations & Other Assets
Balance as of June 25, 2022	$121,463,527
Ongoing Activities	(13,411,134)
Proceeds from Sale (1)	(67,000,000)
Balance as of March 25, 2023	$41,052,393
_____________________________________
(1)See “Note 22 – Discontinued Operations” for further information.

5.	PROPERTY AND EQUIPMENT, NET
As of March 25, 2023 and June 25, 2022, property and equipment, net consists of the following:

	March 25, 2023	June 25, 2022
Land and Buildings	$29,933,999	$29,933,999
Capital Leases	5,173,435	5,435,947
Furniture and Fixtures	8,664,288	8,776,994
Leasehold Improvements	33,074,158	34,543,019
Equipment and Software	15,931,421	17,026,159
Construction in Progress	1,152,810	1,820,351
Total Property and Equipment	93,930,111	97,536,469
Less Accumulated Depreciation	(41,497,827)	(36,526,014)
Property and Equipment, Net	$52,432,284	$61,010,455
Depreciation expense related to continuing operations for the three months ended March 25, 2023 and March 26, 2022 was $2.0 million and $2.8 million, respectively. Depreciation expense related to continuing operations for the nine months ended March 25, 2023 and March 26, 2022 was $6.4 million and $9.0 million, respectively.
The amount of depreciation recognized for capital leases during the three months ended March 25, 2023 and March 26, 2022 was nil and $0.3 million, respectively. The amount of depreciation recognized for capital leases during the nine months ended March 25, 2023 and March 26, 2022 was $0.5 million and $0.8 million, respectively. See “Note 9 – Leases” for further information.
During the three and nine months ended March 25, 2023, the Company recognized an impairment loss for its asset group in Massachusetts, which consisted of an operating lease right-of-use asset and property and equipment . See "Note 23 - Subsequent Events" for further information.
Borrowing costs totaling $0.02 million were capitalized during the three and nine months ended March 25, 2023 using an average capitalization rate of 24.68%. During the three and nine months ended March 26, 2022, borrowing costs totaling $0.4 million and $1.2 million, respectively, were capitalized using an average capitalization rate of 11.47% and 11.93%, respectively.

6.	INTANGIBLE ASSETS, NET
As of March 25, 2023 and June 25, 2022, intangible assets, net consist of the following:

	March 25, 2023	June 25, 2022
Dispensary Licenses	$50,331,233	$54,411,239
Customer Relationships	16,409,600	16,409,600
Capitalized Software	4,406,514	7,332,520
Intellectual Property	—	4,185,835
Total Intangible Assets	$71,147,347	$82,339,194

Dispensary Licenses	$(18,729,391)	$(16,876,912)
Customer Relationships	(15,756,895)	(15,870,284)
Capitalized Software	(4,099,039)	(4,413,974)
Intellectual Property	—	(4,185,835)
Less Accumulated Amortization	(38,585,325)	(41,347,005)
Intangible Assets, Net	$32,562,022	$40,992,189
The Company recorded amortization expense related to continuing operations for the nine months ended March 25, 2023 and March 26, 2022 of $1,202,842 and $2,774,346, respectively and amortization expense related to continuing operations for the nine months ended March 25, 2023 and March 26, 2022 of $4,326,821 and $9,206,271, respectively.
During the three and nine months ended March 25, 2023, the Company began the implementation of a new point-of-sale system to replace its existing internally developed point-of-sale system and recognized an impairment loss of $3.2 million.

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
As of March 25, 2023 and June 25, 2022, accounts payable and accrued liabilities consist of the following:

	March 25, 2023	June 25, 2022
Accounts Payable	$19,384,084	$14,627,746
Accrued Liabilities	9,451,378	3,826,771
Accrued Inventory	4,562,830	5,868,831
Accrued Payroll	1,685,095	1,500,592
Local & State Taxes Payable	8,242,865	6,695,532
Deferred Gain on Sale of Assets	566,627	566,627
Total Accounts Payable and Accrued Liabilities	$43,892,879	$33,086,099

8.	DERIVATIVE LIABILITIES
A reconciliation of the beginning and ending balance of derivative liabilities and change in fair value of derivative liabilities for the nine months ended March 25, 2023 is as follows:

TOTAL
Balance as of June 25, 2022	$6,749,563
Change in Fair Value of Derivative Liabilities	(2,563,746)
Balance as of March 25, 2023	$4,185,817

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
The fair value of the top-up provision in connection with Sixth Amendment of the Convertible Facility was determined using the Black-Scholes simulation model based on Level 3 inputs on the fair value hierarchy. The following assumptions were used at March 25, 2023:

Top-Up Provision
Average Stock Price	$0.02
Weighted-Average Probability	50.00%
Term (in Years)	5
Expected Stock Price Volatility	142.84%
The following are the warrants issued related to the equity financing transactions that were accounted for as derivative liabilities:

	Number of Warrants	Exercise Price (C$)	Expiration Date
March 2021 Private Placement (1)	50,000,000	$0.50	March 27, 2024

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
The below are the details of the lease cost and other disclosures regarding the Company’s leases for the three and nine months ended March 25, 2023 and March 26, 2022:

	Three Months Ended		Nine Months Ended
	March 25, 2023	March 26, 2022	March 25, 2023	March 26, 2022
Finance Lease Cost:
Amortization of Finance Lease Right-of-Use Assets	$1,101	$355,872	$535,725	$801,940
Interest on Lease Liabilities	1,824,333	1,710,566	5,463,907	5,220,859
Operating Lease Cost	1,609,581	3,913,118	7,810,084	12,719,529
Total Lease Expenses	$3,435,015	$5,979,556	$13,809,716	$18,742,328

Sublease Income (1)	$(507,217)	$(3,473,165)	$(3,550,519)	$(3,238,270)

Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Financing Cash Flows from Finance Leases	$665	$(484,802)	$—	$(1,162,955)
Operating Cash Flows from Operating Leases	$(7,217,910)	$(3,685,151)	$(8,719,504)	$(11,804,405)
_____________________________________
(1)See “Note 16 – Other Operating Income” for further information.
The weighted-average remaining lease term and discount rate related to the Company’s finance and operating lease liabilities as of March 25, 2023 and June 25, 2022, is as follows:

	March 25, 2023	June 25, 2022
Weighted-Average Remaining Lease Term (Years) - Finance Leases	45	46
Weighted-Average Remaining Lease Term (Years) - Operating Leases	6	8
Weighted-Average Discount Rate - Finance Leases	24.85%	24.33%
Weighted-Average Discount Rate - Operating Leases	17.28%	18.70%

Future lease payments under non-cancellable operating leases and finance leases as of March 25, 2023 are as follows:

Fiscal Year Ending	Operating Leases	Finance Leases
July 1, 2023 (remaining)	$2,311,520	$1,473,896
June 29, 2024	12,844,650	10,961,495
June 28, 2025	9,311,213	7,087,736
June 27, 2026	9,495,658	7,300,368
June 26, 2027	9,466,730	7,519,379
Thereafter	26,252,624	1,061,283,374

Total Lease Payments	69,682,395	1,095,626,248
Less Interest	(16,622,007)	(1,063,650,119)

Lease Liability Recognized	$53,060,388	$31,976,129
The Company entered into a management agreement (the “Management Agreement”) with a third party to operate its cultivation facilities in California and Nevada (the “Cultivation Facilities”). On September 30, 2021, the landlord approved the third party to operate the leased facilities which effectuated the Management Agreement. The Management Agreement provides the third party an option to acquire all the assets used in the Cultivation Facilities, including the cannabis licenses and equipment, for $1 (the “Purchase Option”). The fee for the services under the Management Agreement is 100% and 30% of the California and Nevada Cultivation Facilities net revenue, respectively. The term of the Management Agreement remains in effect until the earlier of (a) the closing of any sale pursuant to the Purchase Option and (b) the expiration of the term, as applicable, of the master lease, at which time this Management Agreement shall automatically terminate without any further action of the Parties. As of March 25, 2023, the Management Agreement remains in effect as neither termination condition has occurred. During the nine months ended March 25, 2023 and the three and nine months ended March 26, 2022, the Company recorded rent income under the Management Agreement. Due to the financial condition of the third party to the Management Agreement, the Company did not record the rent income for the last two months of the three months ended March 25, 2023. See “Note 16 – Other Operating Income” for further information.
During the three and nine months ended March 25, 2023, the Company recognized an impairment loss for its asset group in Massachusetts, which consisted of an operating lease right-of-use asset and property and equipment. See 'Note 23 - Subsequent Events" for further information.

10.	NOTES PAYABLE
Refer to the 2022 Form 10-K for complete disclosure of current terms of notes payable included in the footnotes of the annual financial statements as of June 25, 2022. There were no amendments during the nine months ended March 25, 2023.

As of March 25, 2023 and June 25, 2022, notes payable consist of the following:

	March 25, 2023	June 25, 2022
Financing liability incurred on various dates between January 2019 through July 2020 with implied interest rates ranging from 0.7% to 17.0% per annum.	$72,300,000	$72,300,000
Non-revolving, senior secured term notes dated between October 1, 2018 and February 2, 2022, issued to accredited investors, which mature on August 1, 2022 and July 31, 2022, and bear interest at a rate of 15.5% and 18.0% per annum.	65,894,250	97,162,001
Promissory notes dated November 7, 2018, issued to Lessor for tenant improvements as part of sales and leaseback transactions, which mature on November 7, 2028, bear interest at a rate of 10% per annum and require minimum monthly payments of $15,660 and $18,471.	1,968,951	2,057,207
Other	15,692	15,691
Total Notes Payable	140,178,893	171,534,899
Less Unamortized Debt Issuance Costs and Loan Origination Fees	(137,479)	(158,079)
Net Amount	140,041,414	171,376,820
Less Current Portion of Notes Payable	(140,041,414)	(97,003,922)
Notes Payable, Net of Current Portion	$—	$74,372,898
A reconciliation of the beginning and ending balances of notes payable for the nine months ended March 25, 2023 is as follows:

March 25, 2023
Balance at Beginning of Period	$171,376,820
Paid-In-Kind Interest Capitalized	1,257,988
Cash Payments	(32,751,472)
Accretion of Debt Discount	(239,954)
Accretion of Debt Discount Included in Discontinued Operations	398,032
Balance at End of Period	140,041,414
Less Current Portion of Notes Payable	(140,041,414)
Notes Payable, Net of Current Portion	$—
Non-Revolving Senior Secured Term Loan Facility
In February 2022, the Company executed the Sixth Modification extending the maturity date of the senior secured term loan facility (the “Facility”) with Hankey Capital and Stable Road Capital (the “Lenders”) to July 31, 2022 with respect to the Facility, and August 1, 2022 with respect to the incremental term loans (collectively, the “Term Loans”). The Sixth Modification required that the Company make a mandatory prepayment of at least $37.5 million in the event of the sale of certain assets.
During the nine months ended March 25, 2023, in connection with the sale of the Company’s Florida-based operations, the Company made a principal repayment of $31.6 million to Hankey Capital with proceeds from the sale. In April 2023, the Company entered into a third amendment to the Asset Purchase Agreement with Green Sentry Holdings, LLC ("Green Sentry"), the buyer of the Company's Florida-based operations, wherein the due date of Green Sentry's payment of $11.5 million, the Second Installment of the sale proceeds, was extended, and the Company directed Green Sentry to pay $9.8 million of the Second Installment directly to Hankey Capital as a principal repayment of the Facility. Subsequent to the end of the quarter ended March 25, 2023, an additional $1.1 million of the Second Installment was paid directly to Hankey Capital as a further principal repayment to the Facility. The Facility and Term Loans remain in default as of March 25, 2023 as the principal balance matured on July 31, 2022 and August 1, 2022, respectively. Beginning in December 2022, the interest assessed on the Facility and Term Loans include a default interest rate of 5%. In February 2023, the Company paid a lower agreed-upon interest to the Lenders, and beginning in March 2023, the Company's monthly accrued interest is paid-in-kind. As of March 25, 2023, the Company is in ongoing discussions with the Lenders regarding a new modification to the Facility and a final written amendment of the Facility has not yet been completed. As such, the Company has classified the total outstanding balance of the Facility to current liabilities.

11.	SENIOR SECURED CONVERTIBLE CREDIT FACILITY
Refer to the 2022 Form 10-K for complete disclosure of current terms of the senior secured convertible facility included in the footnotes of the annual financial statements as of June 25, 2022. There were no amendments during the three months ended March 25, 2023. As of March 25, 2023, the Company did not satisfy the minimum liquidity financial covenant required by the senior secured convertible facility. As such, the Company has classified the total outstanding balance of the Facility to current liabilities. The Company is in ongoing discussions with the Lenders to cure the default.
As of March 25, 2023 and June 25, 2022, senior secured convertible credit facility consists of the following:

	Tranche	March 25, 2023	June 25, 2022
Senior secured convertible notes dated August 17, 2019, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	1A	$24,554,037	$22,880,556

Senior secured convertible notes dated May 22, 2019, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	1B	105,745,909	98,542,422

Senior secured convertible notes dated July 12, 2019, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	2	34,388,437	32,043,996

Senior secured convertible notes dated November 27, 2019, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	3	13,315,539	12,408,091

Senior secured convertible notes dated March 27, 2020, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	4	15,662,990	14,594,985

Amendment fee converted to senior secured convertible notes dated October 29, 2019, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	—	25,138,245	23,424,438

Senior secured convertible notes dated April 24, 2020, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	IA-1	3,515,572	3,275,857

Senior secured convertible notes dated September 14, 2020, issued to accredited investors, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	IA-2	6,798,550	6,334,980

Restatement fee issued in senior secured convertible notes dated March 27, 2020, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	—	10,612,417	9,888,919

Second restatement fee issued in senior secured convertible notes dated July 2, 2020, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	—	2,350,632	2,190,380

Third restatement fee issued in senior secured convertible notes dated January 11, 2021, which mature on August 17, 2028 and bear interest at LIBOR plus 6.0% per annum.	—	13,221,572	12,320,154

Total Drawn on Senior Secured Convertible Credit Facility		255,303,900	237,904,778

Less Unamortized Debt Discount		(101,198,160)	(105,899,115)

Senior Secured Convertible Credit Facility, Net		$154,105,740	$132,005,663

A reconciliation of the beginning and ending balances of senior secured convertible credit facility for the nine months ended March 25, 2023 is as follows:

	Tranche 1		Tranche 2		Tranche 3		Tranche 4		Incremental Advance - 1		Incremental Advance - 2		3rd Advance		Amendment Fee Notes	Restatement Fee Notes		2nd Restatement Fee Notes		TOTAL
Balance as of June 25, 2022	$80,178,586	$—	$21,218,356	$—	$8,217,079	$—	$1,051,827	$—	$224,585	$—	$433,598	$—	$842,981	$—	$15,512,409	$2,211,711		$2,114,531	$—	$132,005,663
Paid-In-Kind Interest Capitalized	8,876,969		2,344,441		907,447		1,068,005		239,715		463,570		901,419		1,713,807	723,499		160,252		17,399,123
Accretion of Debt Discount	2,952,575		767,990		294,594		—		—		—		—		561,502	113,653		10,640		4,700,954
Balance as of March 25, 2023	$92,008,130		$24,330,787		$9,419,120		$2,119,832		$464,300		$897,168		$1,744,400		$17,787,718	$3,048,863	$—	$2,285,423		$154,105,740

12.	SHAREHOLDERS’ EQUITY
Issued and Outstanding
A reconciliation of the beginning and ending issued and outstanding shares is as follows:

	Subordinate Voting Shares	MM CAN USA Class B Redeemable Units	MM Enterprises USA Common Units
Balance as of June 25, 2022	1,301,423,950	65,066,106	725,016
Redemption of MedMen Corp Redeemable Shares	259,814	(259,814)	—
Balance as of September 24, 2022	1,301,683,764	64,806,292	725,016
Redemption of MedMen Corp Redeemable Shares	445,320	(445,320)	—
Balance as of December 24, 2022	1,302,129,084	64,360,972	725,016
Shares Issued to Settle Accounts Payable and Liabilities	74,158,530	—	—
Redemption of MedMen Corp Redeemable Shares	6,605,038	(6,605,038)	—
Stock Grants for Compensation	309,848	—	—
Balance as of March 25, 2023	1,383,202,500	57,755,934	725,016
Non-Controlling Interests
Non-controlling interest represents the net assets of the subsidiaries that the holders of the Subordinate Voting Shares do not directly own. The net assets of the non-controlling interest are represented by the holders of MM CAN USA Redeemable Shares and the holders of MM Enterprises USA Common Units. Non-controlling interest also represents the net assets of the entities the Company does not directly own but controls through a management agreement. As of March 25, 2023 and June 25, 2022, the holders of the MM CAN USA Redeemable Shares represent approximately 4.71% and 4.76%, respectively, of the Company and holders of the MM Enterprises USA Common Units represent approximately 0.05% of the Company.
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

As of and for the nine months ended March 25, 2023, the balances and activities attributable to the VIEs consist of the following:

	Venice Caregivers Foundation, Inc.	LAX Fund II Group, LLC	Natures Cure, Inc.	TOTAL
Current Assets	$1,819,664	$841,330	$28,473,664	$31,134,658
Non-Current Assets	7,812,823	1,779,297	4,865,130	14,457,250
Total Assets	$9,632,487	$2,620,627	$33,338,794	$45,591,908

Current Liabilities	$11,596,328	$18,210,090	$10,454,044	$40,260,462
Non-Current Liabilities	6,716,127	1,472,754	1,337,770	9,526,651
Total Liabilities	$18,312,455	$19,682,844	$11,791,814	$49,787,113

Non-Controlling Interest	$(8,679,969)	$(17,062,218)	$21,546,980	$(4,195,207)

Revenues	$5,405,090	$—	$9,559,347	$14,964,437
Net (Loss) Income Attributable to Non-Controlling Interest	$(1,636,529)	$(3,086,064)	$2,792,422	$(1,930,171)
As of and for the fiscal year ended June 25, 2022, the balances of the VIEs consists of the following:

	Venice Caregivers Foundation, Inc.		LAX Fund II Group, LLC		Natures Cure, Inc.		TOTAL
Current Assets	$1,735,304		$1,067,636		$23,557,168		$26,360,108
Non-Current Assets	10,073,880		3,379,412		4,973,459		18,426,751
Total Assets	$11,809,184	$—	$4,447,048	$—	$28,530,627		$44,786,859

Current Liabilities	$9,238,460		$16,238,249		$8,433,436		$33,910,145
Non-Current Liabilities	9,614,164		2,184,953		1,342,633		13,141,750
Total Liabilities	$18,852,624	$—	$18,423,202	$—	$9,776,069		$47,051,895

Non-Controlling Interest	$(7,043,440)	$—	$(13,976,154)	$—	$18,754,558	$—	$(2,265,036)

Revenues	$4,815,688		$—		$8,816,113		$13,631,801
Net (Loss) Income Attributable to Non-Controlling Interest	$(1,052,480)		$(3,127,023)		$3,822,700		$(356,803)
The net change in the consolidated VIEs and other non-controlling interest are as follows for the nine months ended March 25, 2023:

	Venice Caregivers Foundation, Inc.	LAX Fund II Group, LLC	Natures Cure, Inc.	Other Non- Controlling Interests	TOTAL
Balance as of June 25, 2022	$(7,043,440)	$(13,976,154)	$18,754,558	$(472,746,987)	$(475,012,023)

Net (Loss) Income	$(1,636,529)	$(3,086,064)	$2,792,422	$(2,802,432)	$(4,732,603)

Balance as of March 25, 2023	$(8,679,969)	$(17,062,218)	$21,546,980	$(475,549,419)	$(479,744,626)

13.	SHARE-BASED COMPENSATION
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
A summary of share-based compensation expense for the three and nine months ended March 25, 2023 and March 26, 2022 is as follows:

	Three Months Ended		Nine Months Ended
	March 25, 2023	March 26, 2022	March 25, 2023	March 26, 2022
Stock Options	$862,791	$410,705	$3,488,372	$1,724,898
Stock Grants for Compensation	26,465	—	26,465	540,864
Restricted Stock Grants	150,663	161,362	502,443	2,118,525
Total Share-Based Compensation	$1,039,919	$572,067	$4,017,280	$4,384,287
Stock Options
A reconciliation of the beginning and ending balance of stock options outstanding is as follows:

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at June 25, 2022	8,649,673	$1.35
Granted	92,382,965	0.05
Forfeited	(422,766)	(3.71)
Outstanding at March 25, 2023	100,609,872	$0.15
Stock Options Exercisable as of March 25, 2023	8,037,095	$1.18
Long-Term Incentive Plan (“LTIP”) Units and LLC Redeemable Units
A reconciliation of the beginning and ending balances of the LTIP Units and LLC Redeemable Units issued for compensation outstanding is as follows:

	LTIP Units	LLC Redeemable Units	Weighted Average Grant Date Fair Value
	Issued and Outstanding
Balance as of June 25, 2022 and March 25, 2023	19,323,878	725,016	$0.52

Restricted Stock Units
A reconciliation of the beginning and ending balance of restricted stock units outstanding is as follows:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Non-Vested at June 25, 2022	10,998,483	$0.20
Granted	—	—
Vested	1,811,727	0.23
Forfeited	(2,238,016)	(0.22)
Non-Vested at March 25, 2023	10,572,194	$0.24
_____________________________________
(1)Represents restricted stock units forfeited upon resignation of certain employees prior to their vesting.
Warrants
A reconciliation of the beginning and ending balance of warrants outstanding is as follows:

	Number of Warrants Outstanding
	Subordinate Voting Shares	MM CAN USA Redeemable Shares	TOTAL	Weighted-Average Exercise Price
Balance as of June 25, 2022	352,704,355	97,430,456	450,134,811	$0.25
Expired	(6,023,696)	—	(6,023,696)	$2.03
Balance as of March 25, 2023	346,680,659	97,430,456	444,111,115	$0.22

14.	LOSS PER SHARE
The following is a reconciliation for the calculation of basic and diluted loss per share for the three and nine months ended March 25, 2023 and March 26, 2022 is as follows:

	Three Months Ended		Nine Months Ended
	March 25, 2023	March 26, 2022	March 25, 2023	March 26, 2022
Net Loss from Continuing Operations Attributable to Shareholders of MedMen Enterprises, Inc.	$(31,208,326)	$(19,469,777)	$(70,568,540)	$(79,280,652)
Net Income (Loss) from Discontinued Operations	(3,879,044)	(10,571,454)	22,126,481	(31,728,589)
Total Loss	$(35,087,370)	$(30,041,231)	$(48,442,059)	$(111,009,241)

Denominator:
Weighted-Average Shares Outstanding - Basic	1,340,935,140	1,202,452,775	1,314,823,152	1,114,554,702
Dilutive effect of LTIP and LLC Redeemable Units issued for compensation	19,323,878	19,323,878	19,323,878	19,323,878
Dilutive effect of restricted stock granted under the Equity Plan	10,572,194	—	10,572,194	—
Dilutive effect of warrants and top-up warrants	71,528,708	—	238,513,559	17,016,611
Dilutive effect of convertible debentures	1,311,734,075	1,137,949,289	1,311,734,075	1,137,949,289
Weighted-Average Shares Outstanding - Diluted (1)	2,754,093,996	2,359,725,942	2,894,966,858	2,288,844,480
(1) For all periods presented wherein the Company incurred net losses from continuing operations and/or discontinued operations, the calculation of diluted net loss per share gives no consideration to the potentially anti-dilutive securities shown in the above reconciliation, and as such is the same as basic net loss per share.

15.	GENERAL AND ADMINISTRATIVE EXPENSES
During the three and nine months ended March 25, 2023 and March 26, 2022 , general and administrative expenses consisted of the following:

	Three Months Ended		Nine Months Ended
	March 25, 2023	March 26, 2022	March 25, 2023	March 26, 2022
Salaries and Benefits	$6,490,518	$8,852,866	$19,834,550	$28,468,853
Professional Fees	823,566	2,946,165	4,523,446	18,195,451
Rent	2,347,345	4,234,297	8,996,504	13,712,265
Licenses, Fees and Taxes	2,158,548	2,392,556	5,934,730	8,236,068
Share-Based Compensation	1,039,919	572,067	4,017,280	4,384,287
Deal Costs	1,324,511	2,366,861	1,753,783	5,178,804
Other General and Administrative	2,562,875	4,338,268	8,590,494	11,469,342
Total General and Administrative Expenses	$16,747,282	$25,703,080	$53,650,787	$89,645,070

16.	OTHER OPERATING (INCOME) EXPENSE
During the three and nine months ended March 25, 2023 and March 26, 2022, other operating (income) expense consisted of the following:

	Three Months Ended		Nine Months Ended
	March 25, 2023	March 26, 2022	March 25, 2023	March 26, 2022
Other Operating (Income) Expense:
Loss (Gain) on Disposals of Assets	$(188,876)	$4,720,548	$1,169,944	$4,594,033
Restructuring and Reorganization Expense	—	60,000	423,793	2,824,327
Gain on Settlement of Accounts Payable	(566,982)	—	(425,960)	(177,989)
(Gain) Loss on Lease Terminations	12,512	(4,429,519)	(3,452,435)	(4,255,754)
Loss on Disposal of Assets Held for Sale	—	—	532,598	—
Loss (Gain) on Legal Settlements (1)	1,371,717	—	(2,119,714)	—
Other (Income) Expense (2)	2,090,240	(3,479,292)	(953,678)	(3,282,881)
Total Other Operating Expense (Income)	$2,718,611	$(3,128,263)	$(4,825,452)	$(298,264)

(1) During the three months ended March 25, 2023, this consisted primarily of a settlement loss of $1.0 million. During the nine months ended March 25, 2023, the Company also recognized an additional settlement loss of $3.1 million, offset by a settlement gain of $6.6 million.
(2) During the three and nine months ended March 25, 2023, the Company recorded $0.5 million and $3.6 million, respectively, of rent income related to the cultivation facilities in California and Nevada as a component of Other (Income) Expense in the Unaudited and Not Reviewed Condensed Consolidated Statements of Operations. During the three and nine months ended March 26, 2022, the Company recorded $3.5 million and $3.2 million, respectively, of rent income.

17.	PROVISION FOR INCOME TAXES AND DEFERRED INCOME TAXES
The following table summarizes the Company’s income tax expense and effective tax rates for the three and nine months ended March 25, 2023 and March 26, 2022.

	Three Months Ended		Nine Months Ended
	March 25, 2023	March 26, 2022	March 25, 2023	March 26, 2022

Loss from Continuing Operations Before Income Tax Benefit (Expense)	$(36,575,737)	$(19,468,306)	$(69,183,065)	$(67,725,171)
Benefit (Provision) for Income Tax Expense	$5,367,411	(1,471)	(1,385,475)	(11,555,481)
Effective Tax Rate	(15%)	—%	2%	17%
The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate (“AETR”) for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. For the three and nine months ended March 25, 2023, the Company determined it could no longer reliably estimate income taxes utilizing an AETR. The AETR estimate is highly sensitive to estimates of ordinary income (loss) and permanent differences such that minor fluctuations in these estimates could result in significant fluctuations of the Company’s AETR. Accordingly, the Company used its actual year-to-date effective tax rate to calculate income taxes for the three and nine months ended March 25, 2023.
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
The Company has approximately gross $12.2 million (tax effected $3.2 million) of Canadian non-capital losses and $6.0 million (tax effected $1.6 million) of share issuance cost 20(1)(e) balance. The loss tax attribute has been determined to be more likely than not that the tax attribute would not yield any tax benefit. As such, the Company has recorded a full valuation allowance against the benefit. Since IRC Section 280E was not applied in the California Franchise Tax Returns, the Company has approximately $22.0 million of gross California net operating losses which begin expiring in 2033 as of June 25, 2022. The Company has evaluated the realization of its California net operating loss tax attribute and has determined that more likely than not $217.3 million will not be realized.
The effective tax rate for the three and nine months ended March 25, 2023 is different from the three and nine months ended March 26, 2022, respectively, primarily due to the Company’s income and related 280E expenditures. The Company’s non-deductible expenses related to IRC Section 280E limitations have remained relatively consistent.
The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, and in Canada. The Company is generally subject to audit by taxing authorities in various U.S., state, and in foreign jurisdictions for fiscal years 2014 through the current fiscal year. As of March 25, 2023, the Company had $18.8 million of unrecognized tax benefits, all of which would reduce income tax expense and the effective tax rate if recognized. During the three and nine months ended March 25, 2023 and March 26, 2022, the Company recognized a net discrete tax expense of $0.4 million and $0.1 million, respectively, primarily related on interest of past liabilities. During the next twelve months, the Company does not estimate any material reduction in its unrecognized tax benefits.

18.	COMMITMENTS AND CONTINGENCIES
Contingencies
The Company’s operations are subject to a variety of local and state regulations. Failure to comply with one or more of these regulations could result in fines, restrictions on its operations, or losses of permits that could result in the Company ceasing operations. While management of the Company believes that the Company is in compliance with applicable local and state regulations as of March 25, 2023 and June 25, 2022, marijuana regulations continue to evolve and are subject to differing interpretations. As a result, the Company may be subject to regulatory fines, penalties or restrictions in the future.
Claims and Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. The Company recognizes legal settlement expense when litigation losses related to pending or threatening lawsuits could be reasonably assessed to have resulted in a probable loss to the Company in an amount that can be reasonably estimated. The Company recognizes legal settlement gains when a favorable settlement is awarded to the Company and payment is received. Gain and losses related to claims and litigation are recorded as a component of Other Operating (Income) Expense in the Condensed Consolidated Financial Statements. As of March 25, 2023, there are also no proceedings in which any of the Company’s current directors, officers or affiliates is an adverse party to the Company or has a material interest adverse to the Company’s interest.
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
In April 2020, a complaint was filed against the Company in Los Angeles Superior Court related to a contemplated acquisition in which the plaintiffs are seeking damages for alleged breach of contract and breach of implied covenant of good faith and fair dealing seeking declaratory relief and specific performance. The Company filed counterclaims including for breach of contract, breach of promissory note, unjust enrichment and declaratory relief. During the quarter ending March 25, 2023 the parties reached an agreement resolving the litigation under which the Company will receive $0.5 million plus interest under a twelve month payment plan. A second complaint, filed by separate plaintiffs arising from a separate dispensary acquisition transaction but alleging similar claims, remains pending in Los Angeles Superior Court and is currently scheduled for trial in December 2023. With respect to this litigation the parties entered into a partial settlement agreement in August 2021 but claims including relating to a contractual provision providing for the payment of a true-up in Company shares under certain circumstances remain pending. With respect to this matter, the Company believes the likelihood of a loss contingency is neither probable nor estimable. As such, no amount has been accrued in these financial statements.

In November 2020, entities affiliated with former officers of the Company initiated arbitration against a subsidiary of the Company in Los Angeles, California asserting breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, and unjust enrichment. The claimants generally sought damages and compensatory damages according to proof, including lost earnings and other benefits, past and future, interest on lost earnings and benefits, reasonable attorney’s fees, and such other and further relief as the court deems proper. The Company asserted counterclaims, including for breach of the same management agreements. Subsequent to the end of the quarter ended March 25, 2023, the parties settled the arbitration with the affiliated entities agreeing to transfer all right, title and interest in the entities owning the retail cannabis licenses associated with the dispensaries operated by the Company under management agreements at LAX and Abbot Kinney to the Company and the Company agreeing to enter into a $6.5 million promissory note and $0.3 million in cash to the affiliated entities.

In October 2021, a suit for premises liability and negligence seeking unspecified damages for pain and suffering, disability, mental and emotional distress, and loss of earnings was filed against was filed against a third party defendant with regard to which the Company allegedly owes a duty of indemnification, in Los Angeles Superior Court. The Company participated in the mediation of this matter during the quarter ending March 25, 2023. After the end of the quarter the third party defendant settled with the plaintiff for the amount of $0.6 million. While the insurance company for the third party defendant may have potential indemnification claims against the Company the overall exposure of the Company with respect to this matter is limited by the settlement amount.

In July 2022, a complaint was filed in Los Angeles Superior Court by Baker & McKenzie LLP, a former law firm to the Company, seeking in excess of $0.6 million in legal fees plus accrued interest. A surety bond has been provided by us in accordance with the court’s mandate. The Company has filed a counterclaim against Baker & McKenzie claiming overbilling on total invoices propounded by the law firm to the Company exceeding $18.5 million. The litigation remains at an early stage and the likelihood of a loss contingency is remote. As such, no amount has been accrued in these financial statements.

In March 2023, the Company received a demand for arbitration from a business broker asserting unpaid fees related to a purchase agreement with respect to the sale of a cannabis asset. The broker seeks damages for breach of contract, unjust enrichment, and quantum meruit. The action remains in the early stages and no amount has been accrued in these financial statements.

In April 2023, an office furniture vendor brought suit against the Company in Indiana, Allen Superior Court, seeking damages for unpaid invoices. The litigation remains at an early stage and the likelihood of loss is remote. As such, no amount has been accrued in these financial statements.

The Company is the defendant in several complaints filed by various of its landlords seeking rents and damages under lease arrangements. First, in 2020, a complaint was filed in Cook County Circuit Court, Illinois against the Company by a landlord claiming the Company had failed to meet its obligations to apply effort to obtain a retail cannabis license at a property, for which the landlord is seeking rents and damages. Plaintiff’s motion for summary judgment was granted and resulted in judgment in favor of the landlord in the amount of approximately $7.2 million. After the end of the quarter ending March 25, 2023, the parties reached an agreement to significantly reduce the summary judgment award. Second, in July 2022, a complaint was filed against the Company in the United States District Court for the Southern District of New York by a landlord seeking damages under a lease on real estate located in Illinois. The Company filed an answer to the complaint arguing that the subject matter of the case was not appropriate for determination by a federal court in New York. The court thereafter permitted the action to be dismissed without prejudice, after which the plaintiff refiled the case in California against the Company as guarantor of the lease. The matter is in the process of being litigated in the Los Angeles Superior Court. The Company believes the likelihood of loss is remote. As such, no amount has been accrued in these financial statements. Third, in June 2022, a complaint was filed against the Company by the Company’s landlord at its cultivation center in Utica, New York, related to an agreement to purchase land next to the cultivation center, which land was also owned by the landlord. Plaintiff sought to enforce a land purchase agreement and is seeking damages. The Company settled this dispute during the quarter ending March 25, 2023 in the amount of $0.4 million. Fourth, in April 2022, the landlord at the Company’s dispensary location in Tampa, Florida, filed suit seeking damages under a lease, shortly after which the Company announced its plans to sell its Florida operations. The Company retained this lease and the associated litigation following the sale of its Florida operations. This litigation has been resolved via a settlement agreement in the amount of $0.1 million.

19.	RELATED PARTY TRANSACTIONS
The Company’s Board of Directors each receive quarterly fees of $0.2 million of which one-third is paid in cash and two-thirds is paid in Class B Subordinate Voting Shares.

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
While the Company operates in one segment as disclosed in “Note 20 – Segment Information”, the Company is disaggregating its revenue by geographical region in accordance with Accounting Standards Codification ("ASC") 606, “Revenue from Contracts with Customers”. Revenue by state for the three and nine months ended March 25, 2023 and March 26, 2022 are as follows:

	Three Months Ended		Nine Months Ended
	March 25, 2023	March 26, 2022	March 25, 2023	March 26, 2022
California	$17,940,463	$22,348,125	$57,434,839	$70,343,195
Nevada	2,484,701	3,769,868	8,295,072	11,704,390
Illinois	2,714,234	3,953,706	9,338,393	12,387,279
Arizona	3,451,801	4,372,512	9,590,039	12,247,718
Massachusetts	614,668	805,047	2,129,949	819,818
Florida (1)	18,803	—	24,531	—
Revenue from Continuing Operations	27,224,670	35,249,258	86,812,823	107,502,399
Revenue from Discontinued Operations	1,849,145	7,301,401	7,761,072	22,706,765
Total Revenue	$29,073,815	$42,550,659	$94,573,895	$130,209,164
(1) Recognized in connection with revenue earned under one of the Company's royalty agreements.

22.	DISCONTINUED OPERATIONS
The operating results of the discontinued operations for the three and nine months ended March 25, 2023 and March 26, 2022 are summarized as follows:

	Three Months Ended		Nine Months Ended
	March 25, 2023	March 26, 2022	March 25, 2023	March 26, 2022
Revenue	$1,849,145	$7,301,401	$7,761,072	$22,706,765
Cost of Goods Sold	1,148,802	3,470,101	3,778,937	14,369,625
Gross Profit	700,343	3,831,300	3,982,135	8,337,140
Expenses:
General and Administrative	2,393,527	7,211,587	9,237,734	19,158,323
Sales and Marketing	6,000	101,874	64,326	333,520
Depreciation and Amortization	(233,103)	1,516,280	660,899	3,927,370
Impairment Expense	—	—	57,460	—
Total (Income) Expenses	$2,166,424	$8,829,741	$10,020,418	23,419,213
Loss from Discontinued Operations	(1,466,081)	(4,998,441)	(6,038,283)	(15,082,073)
Other (Income) Expense:
Interest Expense	3,456,148	4,183,799	9,001,594	10,663,408
Accretion of Debt Discount and Loan Origination Fees	—	733,587	398,032	5,183,834
Other (Income) Expense	—	83,295	(36,305,166)	(514,296)
Total Other (Income) Expense	$3,456,148	$5,000,681	$(26,905,540)	15,332,946
Income (Loss) from Discontinued Operations Before Provision for Income Taxes	(4,922,229)	(9,999,122)	20,867,257	(30,415,019)
Provision for Income Tax Benefit (Expense)	1,043,185	(572,332)	1,259,224	(1,313,570)
Net Income (Loss) from Discontinued Operations	$(3,879,044)	$(10,571,454)	$22,126,481	$(31,728,589)

The carrying amounts of assets and liabilities in the disposal group are summarized as follows:

	March 25, 2023	June 25, 2022
Carrying Amounts of the Assets Included in Discontinued Operations:

Cash and Cash Equivalents	$566,366	$1,124,076
Restricted Cash	5,280	5,280
Accounts Receivable and Prepaid Expenses	—	322,973
Inventory	3,841,134	6,866,833

TOTAL CURRENT ASSETS (1)

Property and Equipment, Net	8,080,695	39,590,021
Operating Lease Right-of-Use Assets	18,418,480	31,543,058
Intangible Assets, Net	10,582,559	40,799,146
Other Assets	461,241	1,181,795
TOTAL ASSETS OF THE DISPOSAL GROUP CLASSIFIED AS HELD FOR SALE	$41,955,755	$121,433,182

Carrying Amounts of the Liabilities Included in Discontinued Operations:

Accounts Payable and Accrued Liabilities	$1,418,018	$6,282,277
Income Taxes Payable	586,090	1,671,380
Other Current Liabilities	41,758	237,537
Current Portion of Operating Lease Liabilities	2,576,350	4,261,104
Current Portion of Finance Lease Liabilities	—	174,000

TOTAL CURRENT LIABILITIES (1)

Operating Lease Liabilities, Net of Current Portion	17,714,261	56,410,071
Deferred Tax Liabilities	4,737,983	6,097,597
Notes Payable	—	11,100,000

TOTAL NON-CURRENT LIABILITIES (1)

TOTAL LIABILITIES OF THE DISPOSAL GROUP CLASSIFIED AS HELD FOR SALE	$27,074,460	$86,233,966
(1) The assets and liabilities of the disposal group classified as held for sale are classified as current on the Unaudited and Not Reviewed Condensed Consolidated Balance Sheets as of March 25, 2023 because it is probable that the sale will occur and proceeds will be collected within one year.
On August 22, 2022, MME Florida LLC and its parent, MM Enterprises USA, LLC, a wholly-owned subsidiary of the Company closed on the Asset Purchase Agreement (the “Agreement”) with Green Sentry Holdings, LLC, (“Buyer”) for the sale of the Company’s Florida-based assets, including its license, dispensaries, inventory and cultivation operations, and assumption of certain liabilities. The final sales price was $67.0 million, which was comprised of $63.0 million in cash and $4.0 million in liabilities to be assumed by the Buyer. The Buyer made a cash payment of $40.0 million at closing and a cash payment of $11.5 million on September 15, 2022. The Company used $31.6 million of the cash proceeds to repay the Senior Secured Term Loan Facility, and the Company received net cash proceeds of $19.6 million. The Company recognized a gain on sale of assets of $31.7 million, which is included in Net Income from Discontinued Operations for the nine months ended March 25, 2023. All profit or loss relating to the Florida operations were eliminated from the

Company’s continuing operations and are shown as a single line item in the Unaudited and Not Reviewed Condensed Consolidated Statement of Operation.

23.	SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date these Unaudited and Not Reviewed Condensed Consolidated Financial Statements were available to be issued and has concluded that there no events have occurred that would require recognition or disclosure in the Unaudited and Not Reviewed Condensed Consolidated Financial Statements except for the following:
Sale of Florida-based Assets - Amended Purchase Agreement
In March 2023, Green Sentry delivered an indemnity claim to the Company in connection with its purchase of the Company's Florida-based assets in August 2022. In April 2023, the Company entered into a third amendment to the Agreement with Green Sentry, wherein the due date of Green Sentry's payment of $11.5 million, the Second Installment of the sale proceeds, was extended, and the Company directed Green Sentry to pay $9.8 million of the Second Installment directly to Hankey Capital as a principal repayment of the Facility. The remaining $1.8 million was put into escrow to be used as the sole source of recovery for any monetary relief or monetary damages with respect or pursuant to the indemnity claim. Subsequent to the end of the quarter ended March 25, 2023, the Company and Green Sentry agreed to a settlement of the indemnity claim with $1.1 million of the $1.8 million held in escrow being paid directly to Hankey Capital as a further principal repayment to the Facility.

Assets Held for Sale and Asset Impairment
The Company has been in active ongoing discussions with interested parties for the potential dispositions of its retail stores in Emeryville, California; Fenway, Massachusetts and Nevada as well as its retail stores and cultivation facility in Arizona.
The Company applied the criteria in ASC 360-10-45-9, "Property, Plant and Equipment - Long-Lived Assets Classified as Held for Sale," to determine whether any of the aforementioned long-lived asset groups should be classified as held for sale as of March 25, 2023 and concluded that none of the material long-lived asset groups met all the requisite criteria as of March 25, 2023, primarily as a result of management not having the unilateral authority to commit to a plan to sell these long-lived asset groups.
However, the Company also determined that management's current expectation that more likely than not, one or more of these long-lived asset groups will be sold or otherwise disposed of before the end of the useful life of the asset group(s) is an impairment triggering event. The Company performed impairment testing on each aforementioned asset group pursuant to ASC 360 and concluded that the full carrying amount of its asset group in Massachusetts, which consisted of an operating lease right-of-use asset and property and equipment, was not recoverable. As such, the Company recognized an impairment loss of $9.7 million for the three and nine months ended March 25, 2023 within Impairment Expense in its Unaudited and Not Reviewed Condensed Consolidated Statements of Operations and fully reduced the carrying value of its asset group in Massachusetts within Operating Lease Right-of-Use Assets and Property and Equipment, Net by $7.3 million and $2.4 million, respectively, in its Unaudited and Not Reviewed Condensed Consolidated Balance Sheet as of March 25, 2023.
Litigation Settlements
Subsequent to March 25, 2023, the Company entered into a settlement agreement in connection with an employment dispute and another settlement agreement in connection with a dispute with one of its landlords. As the condition that gave rise to each settlement occurred prior to the balance sheet date, the Company recognized a combined settlement loss of $1.3 million for the three and nine months ended March 25, 2023 within Other Operating (Income) Expense in the Condensed Consolidated Statements of Operations and increased the carrying value of its current liabilities within Accounts Payable and Accrued Liabilities on the Condensed Consolidated Balance Sheet as of March 25, 2023.
Appointment of new CEO and CFO
On July 5, 2023, the Company appointed Ellen Deutsch as Chief Executive Officer, effective immediately, and Amit Pandey as Chief Financial Officer, effective July 24th. Ms. Deutsch succeeds Interim CEO Edward Record, who will continue as a non-executive member of MedMen’s Board of Directors. Ms. Deutsch has also been appointed to the Company’s Board of Directors, increasing the size of the Board of Directors to six.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (All financial information disclosed in this section is unaudited and not reviewed)
This management’s discussion and analysis (“MD&A”) of the financial condition and results of operations of MedMen Enterprises Inc. (“MedMen Enterprises”, “MedMen”, the “Company”, “we” or “our”) is for the three and nine months ended March 25, 2023 and March 26, 2022. The following discussion should be read in conjunction with, and is qualified in its entirety by, the Condensed Consolidated Financial Statements and the accompanying notes presented in Item 1 of this Form 10-Q and those discussed in Item 8 of the Company’s Annual Report on Form 10-K (the “Form 10-K”) filed with the SEC on September 9, 2022. Except for historical information, the discussion in this section contains forward-looking statements that involve risks and uncertainties. Future results could differ materially from those discussed below for many reasons, including the risks described in “Disclosure Regarding Forward-Looking Statements,” Item 1A. “Risk Factors” and elsewhere in this Form 10-Q.
We are a smaller reporting and emerging growth company, as defined in Rule 12b-2 of the Exchange Act. Accordingly, we have omitted certain information called for by this Item as permitted by applicable scaled disclosure rules.
All references to “$” and “dollars” refer to U.S. dollars. References to C$ refer to Canadian dollars. Certain totals, subtotals and percentages throughout this MD&A may not reconcile due to rounding.
Our fiscal year is a 52/53-week year ending on the last Saturday in June or first Saturday in July. For the current interim period, the three and nine months ended March 25, 2023 and March 26, 2022 refer to the 13 weeks ended therein.
Restatement
During the nine months ended March 25, 2023, we identified errors that resulted in misstatements of certain assets and liabilities as of June 25, 2022 as well as misstatements of certain income and expenses for the year ended June 25, 2022 included in our Annual Report on Form 10-K for the fiscal year ended June 25, 2022, as filed with the SEC on September 9, 2022 (the "2022 Form 10-K"). We assessed the materiality of these misstatements in accordance with Accounting Standards Codification ("ASC") 250, "Accounting Changes and Error Corrections," Staff Accounting Bulletin ("SAB") No. 99, "Materiality" and SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" and determined that these corrections were material to the previously issued financial statements, and as such, required restatement of our audited consolidated financial statements as of and for the year ended June 25, 2022 as originally filed in the 2022 Form 10-K. The preliminary net impact of these estimated adjustments on our consolidated financial statements as of and for the fiscal year ended June 25, 2022 was also separately furnished in our Current Report on Form 8-K filed on May 22, 2023. The restatement of our audited consolidated financial statements as of and for the year ended June 25, 2022 would also result in a restatement of our reviewed condensed consolidated financial statements as of and for the three months ended September 24, 2022 and the three and six months ended December 24, 2022.
In addition, the unaudited interim condensed consolidated financial statements and accompanying notes for the three and nine months ended March 25, 2023 and March 26, 2022 are subject to the completion of our restatement analysis and financial close and reporting process; have not been audited, reviewed, or compiled by our independent registered public accounting firm; and are subject to change. The unaudited interim condensed consolidated financial statements have been prepared internally by us and are still the subject of review by our independent registered public accounting firm. While we believe that the unaudited interim condensed consolidated financial statements for the three and nine months ended March 25, 2023 on which this MD&A is based fairly represents the expected impact of the restatement on our results of operations, additional material weaknesses may be identified, further adjustments may arise, including with respect to changes on our balance sheet, and the restated financial statements as of and for the fiscal year ended June 25, 2022 to be included in amendments to the prior annual and quarterly reports, as applicable, will reflect any such additional adjustments. The information and expected impact to our historical financial results are preliminary, do not present all information necessary for an understanding of our restated financial condition and are subject to change, potentially materially, as we complete the restatement of our financial statements and our independent registered public accounting
--------------------------------------
1 In our quarterly report on Form 10-Q for the three months ended September 24, 2022, as filed with the SEC on November 3, 2022 (the "Q1 2023 Form 10-Q"), certain prior period amounts were reclassified between financial statement captions on the audited consolidated balance sheet as of June 25, 2022, as originally reported in our 2022 Form 10-K, in order to conform to the current reporting period presentation. These reclassifications did not impact Total Assets, Total Liabilities or Total Shareholders' Deficit as of June 25, 2022.

firm completes the audit and review thereof. There can be no assurance that our actual financial results for the three and nine month periods ended March 25, 2023 will not differ from the financial information presented herein and such changes could be material. Therefore, undue reliance should not be placed upon these preliminary financial results.
The effect of the adjustments on the financial statement line items within our consolidated balance sheet as of June 25, 2022 is as follows:

	As Adjusted	As Originally Reported(2)	Adjustment

Cash and Cash Equivalents	$11,459,990	$10,795,999	$(663,991)
Accounts Receivable and Prepaid Expenses	$8,515,742	$7,539,767	$(975,975)
Assets Held for Sale	$121,463,527	$123,158,751	$1,695,224
Other Current Assets	$8,873,492	$9,990,992	$1,117,500
Total Current Assets	$160,323,482	$161,496,240	$1,172,758
Operating Lease Right-of-Use Assets	$42,869,004	$47,649,270	$4,780,266
Property and Equipment, Net	$61,010,455	$64,107,792	$3,097,337
Intangible Assets, Net	$40,992,189	$35,746,114	$(5,246,075)
Other Non-Current Assets	$5,665,061	$4,414,219	$(1,250,842)
Total Assets	$320,670,241	$323,223,684	$2,553,443
Accounts Payable and Accrued Liabilities	$33,086,099	$38,905,818	$5,819,719
Other Current Liabilities	$16,702,520	$16,704,283	$1,763
Current Portion of Operating Lease Liabilities(2)	$10,543,088	$10,925,128	$382,040
Liabilities Held for Sale	$86,781,694	$86,595,102	$(186,592)
Total Current Liabilities	$313,574,449	$319,591,380	$6,016,931
Operating Lease Liabilities(2)	$50,950,445	$50,917,244	$(33,201)
Total Liabilities	$635,752,690	$641,736,420	$5,983,730
Accumulated Deficit(1)(2)	$(897,299,299)	$(901,758,875)	$(4,459,576)
Total Equity Attributable to Shareholders of MedMen Enterprises Inc.(1)(2)	$159,929,574	$155,469,998	$(4,459,576)
Non-Controlling Interest(1)(2)	$(475,012,023)	$(473,982,734)	$1,029,289
Total Shareholders' Deficit(1)	$(315,082,449)	$(318,512,736)	$(3,430,287)
Total Liabilities and Shareholders' Deficit(1)	$320,670,241	$323,223,684	$2,553,443

(1) The tax effect of the adjustments are immaterial.
(2) In the Q1 2023 Form 10-Q, certain prior period amounts were reclassified between financial statement captions on the audited consolidated balance sheet as of June 25, 2022, as originally reported in the 2022 Form 10-K, in order to conform to the current reporting period presentation as follows:

	As Originally Reported	As Adjusted	Adjustment

Current Portion of Operating Lease Liabilities	$17,750,863	$10,925,128	$(6,825,735)
Operating Lease Liabilities	$44,091,509	$50,917,244	$6,825,735
Accumulated Deficit	$(905,420,836)	$(901,758,875)	$3,661,961
Total Equity Attributable to Shareholders of MedMen Enterprises Inc.	$151,808,037	$155,469,998	$3,661,961
Non-Controlling Interest	$(470,320,773)	$(473,982,734)	$(3,661,961)

The effect of the adjustments on the financial statement line items within our consolidated statement of changes in shareholders' deficit for the fiscal year ended June 25, 2022 is as follows:

	As Adjusted	Prior to Adjustment	Adjustment

Accumulated Deficit	$(897,299,299)	$(901,758,875)	$(4,459,576)
Total Equity Attributable to Shareholders of MedMen	$159,929,574	$155,469,998	$(4,459,576)
Non-Controlling Interest	$(475,012,023)	$(473,982,734)	$1,029,289
Total Shareholders' Deficit	$(315,082,449)	$(318,512,736)	$(3,430,287)
The effect of the adjustments on the financial statement line items within our unaudited and not reviewed condensed consolidated statement of operations and unaudited and not reviewed condensed consolidated balance sheet for the three months ended and as of September 24, 2022, respectively, is as follows:

	As Adjusted	As Originally Reported	Adjustment

Impairment Expense	$1,039,254	$1,663,911	$624,657
Total Operating Expenses	$19,856,710	$20,481,367	$624,657
Loss from Operations	$(5,000,334)	$(5,624,991)	$(624,657)
Loss from Continuing Operations before Income Tax Benefit (Expense)	$(17,440,549)	$(18,065,206)	$(624,657)
Net loss from Continuing Operations(1)	$(19,634,091)	$(20,258,748)	$(624,657)
Net Income from Discontinued Operations, Net of Taxes(1)	$24,170,756	$24,306,649	$135,893
Net Income(1)	$4,536,665	$4,047,901	$(488,764)
Net Loss Attributable to Non-Controlling Interest(1)(2)	$(27,380)	$(112,312)	$(84,932)
Net Loss Attributable to Shareholders of MedMen Enterprises Inc.(1)(2)	$4,564,045	$4,160,213	$(403,832)
Accumulated Deficit(1)(2)	$(892,750,572)	$(897,613,980)	$(4,863,408)
Total Equity Attributable to Shareholders of MedMen Enterprises Inc.(1)(2)	$165,357,304	$160,531,457	$(4,825,847)
Non-Controlling Interest(1)(2)	$(475,039,403)	$(474,095,046)	$944,357
Total Shareholders' Deficit(1)	$(309,682,099)	$(313,563,589)	$(3,881,490)
Total Liabilities and Shareholders' Deficit(1)	$251,620,356	$251,131,592	$(488,764)

(1) The tax effect of the adjustments are immaterial.
(2) The allocation of the cumulative net adjustment between the shareholders of MedMen Enterprises Inc. and our non-controlling interest is an estimate based on the allocation percentage we calculated for our Q1 2023 Form 10-Q.
The effect of the adjustments on the financial statement line items within our consolidated statement of changes in shareholders' deficit for the three months ended September 24, 2022 is as follows:

	As Adjusted	Prior to Adjustment	Adjustment

Accumulated Deficit	$(892,750,572)	$(897,613,980)	$(4,863,408)
Total Equity Attributable to Shareholders of MedMen	$165,357,304	$160,531,457	$(4,825,847)
Non-Controlling Interest	$(475,039,403)	$(474,095,046)	$944,357
Total Shareholders' Deficit	$(309,682,099)	$(313,563,589)	$(3,881,490)

The effect of the adjustments on the financial statement line items within our unaudited and not reviewed condensed consolidated statement of operations and unaudited and not reviewed condensed consolidated balance sheet for the six months ended and as of December 24, 2022, respectively, is as follows:

	As Adjusted	As Originally Reported	Adjustment

Revenue	$59,588,153	$59,598,153	$10,000
Cost of Goods Sold	$33,309,373	$29,601,351	$(3,708,022)
Gross Profit	$26,278,780	$29,996,802	$3,718,022
General and Administrative	$36,903,506	$36,452,557	$(450,949)
Impairment Expense	$2,481,297	$6,716,906	$4,235,609
Total Operating Expenses	$39,395,387	$43,180,047	$3,784,660
Loss from Operations	$(13,116,607)	$(13,183,245)	$(66,638)
Loss from Continuing Operations before Income Tax Benefit (Expense)	$(32,607,329)	$(32,673,967)	$(66,638)
Net loss from Continuing Operations(1)	$(39,360,215)	$(39,426,853)	$(66,638)
Net Income from Discontinued Operations, Net of Taxes(1)	$26,005,524	$26,132,489	$126,965
Net Loss(1)(2)	$(13,354,691)	$(13,294,364)	$60,327
Net Loss Attributable to Non-Controlling Interest(1)(2)	$(1,132,208)	$(1,247,161)	$(114,953)
Net Loss Attributable to Shareholders of MedMen Enterprises Inc.(1)(2)	$(12,222,481)	$(12,047,203)	$175,278
Accumulated Deficit(1)(2)	$(909,552,177)	$(913,798,904)	$(4,246,727)
Total Equity Attributable to Shareholders of MedMen Enterprises Inc.(1)(2)	$150,684,454	$146,437,727	$(4,246,727)
Non-Controlling Interest(1)(2)	$(476,144,231)	$(475,229,895)	$914,336
Total Shareholders' Deficit(1)(2)	$(325,459,777)	$(328,792,168)	$(3,332,391)
Total Liabilities and Shareholders' Deficit(1)	$238,414,684	$238,475,011	$60,327

(1) The tax effect of the adjustments are immaterial.
(2) The allocation of the cumulative net adjustment between the shareholders of MedMen Enterprises Inc. and our non-controlling interest is an estimate based upon the allocation percentage we calculated for our quarterly report on Form 10-Q for the three and six months ended December 24, 2022, as filed with the SEC on February 2, 2023.
The effect of the adjustments on the financial statement line items within our consolidated statement of changes in shareholders' deficit for the six months ended December 24, 2022 is as follows:

	As Adjusted	Prior to Adjustment	Adjustment

Accumulated Deficit	$(909,552,177)	$(913,798,904)	$(4,246,727)
Total Equity Attributable to Shareholders of MedMen	$150,684,454	$146,437,727	$(4,246,727)
Non-Controlling Interest	$(476,144,231)	$(475,229,895)	$914,336
Total Shareholders' Deficit	$(325,459,777)	$(328,792,168)	$(3,332,391)
Overview
MedMen is a cannabis retailer based in the U.S. offering a robust selection of high-quality products, including MedMen-owned brands, LuxLyte, and MedMen Red through its premium retail stores, proprietary delivery service, as well as curbside and in-store pick up. As of March 25, 2023 the Company operates 23 store locations across California (13), Nevada (3), Illinois (1), Arizona (1), Massachusetts (1), and New York (4).

The Company continues to market its New York-based assets, which are presented as discontinued operations in our Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.
On March 17, 2023, the Company announced it has changed its auditor from MNP LLP to Marcum LLP for the fiscal year ending July 1, 2023.
On February 17, 2023, the Company announced it had retained ATB Capital Markets Inc. (“ATB”) to assist in the strategic review and potential sale of one or more of the Company’s non-core assets in Arizona, Illinois, and Nevada. ATB has assisted MedMen in evaluating opportunities to divest certain retail and cultivation assets. Management’s decision to evaluate a potential sale of one of more the Company’s non-core states is an effort to bolster liquidity. As a result of this announcement, management conducted an assessment of the recoverability of the carrying basis of its long-lived assets across the retail portfolio. For further information see "Note 5 - Property and Equipment, Net" and "Note 23 - Subsequent
Events" of our unaudited interim condensed consolidated financial statements and accompanying notes for the three and nine months ended March 25, 2023 and March 26, 2022.
On August 22, 2022, the Company completed the sale of its operations in the state of Florida, including its license, dispensaries, inventory and cultivation operations, to Green Sentry Holdings, LLC at the final sales price of $67.0 million which comprised of $63.0 million in cash and $4.0 million in liabilities assumed by the Buyer. The Buyer made a cash payment of $40.0 million at closing, a cash payment of $11.5 million on September 15, 2022, and is required to make one additional installment payments of $11.5 million on or before March 15, 2023. As of March 25, 2023, net proceeds to the Company were $19.5 million after $31.6 million of the cash proceeds was used to repay the Senior Secured Term Loans with Hankey Capital. Proceeds of the transaction to the Company are used to fund operations and pay interest to Hankey Capital while the Senior Secured Term Loans remain outstanding and in default. In addition, the Company licensed the tradename “MedMen” to the Buyer for use in Florida for a period of two years, subject to termination rights, for a quarterly revenue-based fee. Proceeds from the licensure of the trade name have been minimal. All purchased assets and assumed liabilities related to Florida are excluded from our Condensed Consolidated Balance Sheet as of March 25, 2023 and all profits or losses from our Florida operations subsequent to August 22, 2022 are included in the Condensed Consolidated Statements of Operations. Refer to “Note 22 – Discontinued Operations” of the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for further information.
Other developments during third quarter of fiscal 2023 include:
•We are nearing completion of the construction and build-out of our second store in Illinois expecting to be complete in the next several weeks. The store is located 15 miles northwest of Chicago and in similar proximity to our existing store in Oak Park, IL, in a dense suburban area near restaurants, coffee shops and parks.
•We began the implementation of a new point-of-sale system that replaces the existing system internally developed by us and recognized an impairment loss of $2.4 million.
Subsequent to the end of our fiscal quarter, we executed the following transactions:
•Sale of Florida-based Assets - Amended Purchase Agreement
In March 2023, the Buyer delivered an indemnity claim to us. In April 2023, we entered into a third amendment to the Agreement with the Buyer, wherein the due date of the Buyer's payment of $11.5 million, the Second Installment of the sale proceeds, was extended, and we directed the Buyer to pay $9.8 million of the Second Installment directly to Hankey Capital as a principal repayment of the Facility. The remaining $1.8 million was put into escrow to be used as the sole source of recovery for any monetary relief or monetary damages with respect or pursuant to the indemnity claim. See “Note 23 – Subsequent Events” of the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for further information.
•Assets Held for Sale and Asset Impairment
We have been in active ongoing discussions with interested parties for the potential dispositions of its retail stores in Emeryville, California; Fenway, Massachusetts and Nevada as well as its retail stores and cultivation facility in Arizona.
We applied all the criteria in ASC 360-10-45-9, "Property, Plant and Equipment - Long-Lived Assets Classified as Held for Sale," to determine whether any of the aforementioned long-lived asset groups should be classified as held for sale as of March 25, 2023 and concluded that none of the material long-lived asset groups met all the requisite criteria as of March 25, 2023, primarily as a result of management not having the unilateral authority to commit to a plan to sell these long-lived asset groups.
However, we also determined that our current expectation that more likely than not, one or more of these long-lived asset groups will be sold or otherwise disposed of before the end of the useful life of the asset group(s) is an impairment triggering event. Our impairment testing resulted in an impairment loss of $9.7 million for the three and nine months ended March 25, 2023 to fully reduce the carrying value of our asset group in Massachusetts, which consisted of an operating lease right-of-use asset and property and equipment.
•Litigation Settlements
Subsequent to March 25, 2023, we entered into a settlement agreement in connection with an employment dispute and another settlement agreement in connection with a dispute with one of our landlords. As the condition that gave rise to each settlement occurred prior to the balance sheet date, we recognized a combined settlement loss of $1.3 million for the three and nine months ended March 25, 2023.
COVID-19 Pandemic
We continuously address the effects of the COVID-19 pandemic, a discussion of which is available in Item 1A “Risk Factors” of the 2022 Form 10-K. Our business and operating results for the three and nine months ended March 25, 2023, continue to be impacted by the COVID-19 pandemic. The overall impact on our business continues to depend on the length of time that the pandemic continues, the non-reverted impact on consumer purchasing behavior, macro-economic factors such as inflation, and the extent to which it affects our ability to raise capital, and the effect of governmental regulations imposed in response to the pandemic, which all remain uncertain at this time. We continue to implement and evaluate actions to strengthen our financial position and support the continuity of our business and operations.

Erratic Climate

During the three months ended March 25, 2023, which coincided with the recent winter months, we were forced to alter our hours of operations at various of our stores in California and New York due to erratic weather conditions including major rainstorms, severe snowstorms and snow accumulation, power outages and / or inability of employees to commute into work. We experienced loss of revenue and continue to monitor impact to consumer purchasing behavior that may be longer lasting.
Financial Condition and Going Concern
As of March 25, 2023, we had cash and cash equivalents of $7.6 million and working capital deficit of $383.2 million. We incurred net losses from continuing operations of $31.2 million and $70.6 million compared to $19.5 million and $79.3 million for the three and nine months ended March 25, 2023 and March 26, 2022, respectively.
We plan to continue to fund our operations and service our debt and other obligations through the implementation and expansion of our cost savings plan, and various strategic actions, including the potential divesture of one or more of our non-core states, Arizona, Nevada, Massachusetts or Illinois, announced in February 2023, and the sale of New York based assets currently held for sale. The sale of any of these assets will likely take several weeks or months due to customary regulatory requirements. We have made progress in our negotiations of lower costs of occupancy with the master lease landlord and other landlords. We also plan for on-going revenue and vendor strategy of market expansion and retail revenue and gross margin growth. We will need to obtain an extension or a refinancing of its debt-in-default with the secured senior lender. Our annual operating plan estimates we will be able to manage our ongoing operations; however, such will require extending our payment terms with vendors and other service providers. We are party to several litigation matters as described in Note 18 and firstly disclosed in our 2022 Form 10-K that may require use of cash to defend and in some case pay settlements. In total, our cash needs remain significant and primarily related or stemming to matters that precede from years past when decisions were made under the assumption of eminent federal legalization of cannabis, and not achievable under the current macro-economic conditions impacting our cash flow from operations.

If the above strategic actions, including a significant liquidity event from the sale of assets or otherwise, for any reason, are inaccessible, it will have a significantly negative effect on our financial condition. Additionally, we expect to continue to manage our operating expenses and reduce our projected cash requirements through reduction of its operating expenses by delaying new store development, permanently or temporarily closing stores that are deemed to be performing below expectations, and/or implementing other restructuring activities.
The conditions described above raise substantial doubt with respect to our ability to meet our obligations for at least one year from the issuance of these Condensed Consolidated Financial Statements, and therefore, to continue as a going concern.
The following table summarizes certain aspects of the Company’s financial condition as of March 25, 2023 and June 25, 2022 (Unaudited and not reviewed):

($ in Millions)	March 25, 2023	June 25, 2022	$ Change	% Change
Cash and Cash Equivalents	$7.6	$11.5	$(3.8)	(33%)
Total Current Assets	$91.1	$160.3	$(69.2)	(43%)
Total Assets	$215.6	$320.7	$(105.1)	(33%)
Total Current Liabilities	$474.3	$313.6	$160.7	51%
Notes Payable, Net of Current Portion	$—	$74.4	$(74.4)	(100%)
Total Liabilities	$573.0	$635.8	$(62.8)	(10%)
Total Shareholders’ Equity	$(357.4)	$(315.1)	$(42.3)	13%
Working Capital Deficit	$(383.2)	$(153.3)	$(230.0)	150%
In August 2022, the Company completed the sale of its operations in the state of Florida at the final sales price of $67,000,000 which comprised of $63,000,000 in cash and $4,000,000 in liabilities to be assumed by the Buyer. The Buyer made a cash payment of $40,000,000 at closing, $11,500,000 on September 15, 2022, and is required to make an additional installment payment of $11,500,000 on or before March 15, 2023. During the fiscal third quarter of 2022, net proceeds to the Company were $19,558,947 after a principal repayment of $31,599,999 on the Senior Secured Term Loans with Hankey Capital. The final cash payment of $11,500,000 remains due and receivable as of March 25, 2023. The Senior Secured Term Loans remains outstanding and in default as of March 25, 2023.
The $(230.0) million improvement in working capital deficit was primarily related to the $31.6 million principal repayment on the Senior Secured Term Loans that matured on July 31, 2022 and August 1, 2022. The Company’s working capital will be significantly impacted by continued operations and growth in retail operations and the continued stewardship of the Company’s financial resources. The ability to fund working capital needs will also be dependent on the Company’s ability to raise additional debt and equity financing and execute cost savings plans.

Results of Operations
Our consolidated results, in millions, except for per share and percentage data, for the three and nine months ended March 25, 2023, compared to the three and nine months ended March 26, 2022, are as follows:

	Three Months Ended				Nine Months Ended
($ in Millions)	March 25, 2023	March 26, 2022	$ Change	% Change	March 25, 2023	March 26, 2022	$ Change	% Change
	(unaudited and not reviewed )	(unaudited and not reviewed )			(unaudited and not reviewed )	(unaudited and not reviewed )
Revenue	$27.2	$35.2	$(8.0)	(23%)	$86.8	$107.5	$(20.7)	(19%)
Cost of Goods Sold	14.1	18.0	(3.9)	(22%)	47.4	55.0	(7.6)	(14%)

Gross Profit	13.1	17.2	(4.1)	(24%)	39.4	52.5	(13.1)	(25%)

Operating Expenses:
General and Administrative	16.7	25.7	(9.0)	(35%)	53.7	89.6	(35.9)	(40%)
Sales and Marketing	0.6	1.0	(0.4)	(40%)	1.6	2.6	(1.0)	(38%)
Depreciation and Amortization	3.2	5.5	(2.3)	(42%)	10.6	17.7	(7.1)	(40%)
Realized and Unrealized Changes in Fair Value of Contingent Consideration	(0.1)	—	(0.1)	—%	(0.9)	(0.3)	(0.6)	200%
Impairment Expense	13.9	8.2	5.7	70%	16.4	8.6	7.8	91%
Other Operating (Income) Expense	2.7	(3.1)	5.8	(187%)	(4.8)	(0.3)	(4.5)	1500%

Total Operating Expenses	37.1	37.3	(0.2)	(1%)	76.6	117.9	(41.3)	(35%)

Loss from Operations	(24.0)	(20.1)	(3.9)	19%	(37.2)	(65.4)	28.2	(43%)

Non-Operating (Income) Expenses:
Interest Expense, net of Interest Income	10.0	7.8	2.2	28%	29.7	26.9	2.8	10%
Accretion of Debt Discount and Loan Origination Fees	1.6	1.3	0.3	23%	4.5	11.5	(7.0)	(61%)
Change in Fair Value of Derivatives	0.5	(9.7)	10.2	(105%)	(2.6)	(25.9)	23.3	(90%)
Gain on Extinguishment of Debt	0.5	—	0.5	—%	0.5	(10.2)	10.7	(105%)

Total Non-Operating Expense	12.6	(0.6)	13.2	(2200%)	32.1	2.3	29.8	1296%

Loss from Continuing Operations Before Provision for Income Taxes	(36.6)	(19.5)	(17.1)	88%	(69)	(67.7)	(1.3)	2%
Provision for Income Tax Expense	5.4	—	5.4	—%	(1.4)	(11.6)	10.2	(88%)

Net Loss from Continuing Operations	(31.2)	(19.5)	(11.7)	60%	(70.6)	(79.3)	8.7	(11%)
Net Income (Loss) from Discontinued Operations, Net of Taxes	(3.9)	(10.6)	6.7	(63%)	22.1	(31.7)	53.8	(170%)

Net Income (Loss)	(35.1)	(30.1)	(5.0)	17%	(48.5)	(111.0)	62.5	(56%)

Net Loss Attributable to Non-Controlling Interest	(3.6)	(0.3)	(3.3)	1121%	(4.7)	(6.9)	2.2	(32%)

Net Loss Attributable to Shareholders of MedMen Enterprises Inc.	$(31.5)	$(29.7)	$(1.8)	6%	$(43.7)	$(104.1)	$60.4	(58%)

EBITDA from Continuing Operations (Non-GAAP)	$(21.7)	$(4.8)	$(16.9)	352%	$(24.2)	$(11.1)	$(13.1)	118%
Adjusted EBITDA from Continuing Operations (Non-GAAP)	$(2.1)	$(3.0)	$0.9	(30%)	$(6.1)	$(25.5)	$19.4	(76%)

Revenue

Revenue from continuing operations for the three months ended March 25, 2023 was $27.2 million, a decrease of $8.0 million, or 23%, compared to revenue of $35.2 million for the three months ended March 26, 2022. Revenue from continuing operations for the nine months ended March 25, 2023 was $86.8 million, a decrease of $20.7 million, or 19%, compared to revenue of $107.5 million for the nine months ended March 26, 2022. On a consecutive quarter basis, revenue from continuing operations for the three months ended March 25, 2023 decreased $2.3 million or 8% as compared to the three months December 24, 2022. March 2023 marked the anniversary of when promotions and point-of-sales discounts were introduced in our retail locations.
Revenue in various states in which we operate is as follows:

	Three Months Ended (unaudited and not reviewed)				Nine Months Ended (unaudited and not reviewed)
($ in Millions)	March 25, 2023	March 26, 2022	$ Change	% Change	March 25, 2023	March 26, 2022	$ Change	% Change
California	$17.9	$22.3	$(4.4)	(20)%	$57.4	$70.3	$(12.9)	(18)%
Nevada	2.5	3.8	(1.3)	(34)%	8.3	11.7	(3.4)	(29)%
Illinois	2.7	4.0	(1.3)	(33)%	9.3	12.4	(3.1)	(25)%
Arizona	3.5	4.4	(0.9)	(20)%	9.6	12.2	(2.6)	(21)%
Massachusetts	0.6	0.8	(0.2)	(25)%	2.1	0.8	1.3	163%
Revenue from Continuing Operations	$27.2	$35.3	$(8.1)	(23)%	$86.7	$107.4	$(20.7)	(19)%
Revenue from Discontinued Operations	$1.8	$7.3	$(5.5)	(75)%	$7.8	$22.7	$(14.9)	(66)%
Total Revenue	$29.0	$42.6	$(13.6)	(32)%	$94.5	$130.1	$(35.6)	(27)%
In California, revenue for the three and nine months ended March 25, 2023 experienced a decline of $4.4 million or 20% and $12.9 million or 18%, respectively, over the same prior year periods. This decrease was primarily driven by increased sales discounts as well as lower traffic to our stores. Beginning in March – April 2022 timeframe, we introduced promotional discounts in our stores in California and other states. During this fiscal quarter we also “stacked” and ran multiple types of promotions during times in which our social media outlets and marketing communications were blocked or unavailable, and our in-store promotions ran without comparable added traffic to our stores. In addition, there are other macro-level factors that continue impacting our revenue results including high levels of cannabis production, which we believe has flooded the legal and illegal markets with quality cannabis flower and continue to take market share; the increasing number of new dispensaries within key markets; and a saturated market wherein the California cannabis consumer has an increased number of choices for cannabis products at discounted pricing. During the quarter, we continued to increase our focus on product portfolio and selection, and increased our efforts on allowable-marketing strategies to reach our current loyalty customers and provide higher incentives, as well acquire new consumers that opt to receive communication of promotions only offered in our loyalty programs.
In Nevada, revenue for the three and nine months ended March 25, 2023 experienced a decline of $1.3 million or 34% and $3.4 million or 29%, respectively, over the same prior year periods. We experienced a decline in basket size as well as traffic and conversion rates. Nevada noted an overall decline in legal cannabis sales primarily related to a maturing industry, lower disposable income and a revenue base heavily reliant on tourism.

In both California and Nevada, we had expected to benefit from increasing sales of our MedMen Red private label products. However, the cultivation and production of MedMen Red labeled products have been plagued with delays at the third-party contractor due to financial and operational issues.

In Illinois, revenue for the three and nine months ended March 25, 2023 experienced a decline of $1.3 million or 33% and $3.1 million or 25%, respectively, over the same prior year periods. We continue to face market pressure from additional licenses issued by surrounding municipalities as part of Illinois’ efforts to promote equality and accessible locations for the consumer. We have made great efforts in testing new promotional messaging that, if marketed properly, can increase foot traffic and revenue. The construction and build-out of our second store in Illinois is nearing completion in final stages of regulatory visits and testing. This new store is located 15 miles northwest of Chicago and within similar proximity to our existing store in Oak Park, in a dense suburban area near restaurants, coffee shops and parks.

In Arizona, revenue for the three and nine months ended March 25, 2023 experienced a decline of $0.9 million or 21% and $2.7 million or 22% respectively over the same prior year periods. This decrease resulted from a decline in medical-use sales because of a maturing recreational cannabis industry. Arizona is also experiencing an increase in new dispensary openings, that like California, has resulted in a saturated market. Exacerbating the increase in dispensary openings, is the increase in aggressive promotional cadences by these dispensaries. We continue our efforts to finding the optimal product selection that can meet the demands of both medical and recreational customers including the launch of our private label products, Moss™, from our own cultivation facility in Mesa. The first shipments of Moss™ landed in our store in late December.
In Massachusetts, revenue for the three and nine months ended March 25, 2023 experienced a decline of $0.2 million and an increase of $1.3 million, respectively. Our store near Fenway Park opened December 2021 with no comparable sales for the first six months of the year.
During our first fiscal quarter, we completed the sale of our Florida-based assets. We continue to hold for sale our New York-based assets which are presented as discontinued operations.
Cost of Goods Sold and Gross Profit

Cost of goods sold from continuing operations for the three and nine months ended March 25, 2023 was $14.1 million and $47.4 million compared to $18.0 million and $55.0 million for the three and nine months ended March 26, 2022, respectively, with a decrease of $4.0 million, or 22% and $7.6 million or 14%, respectively.

Gross profit from continuing operations for the three and nine months ended March 25, 2023 was $13.1 million and $39.4 million compared to $17.2 million and $52.5 million for the three and nine months ended March 26, 2022 respectively, with a decrease of $4.1 million, or 24% and $13.0 million or 25%, respectively. Gross margin from continuing operations for the three and nine months ended March 25, 2023 was 48% and 45%, respectively, compared to gross margin of 49% for both the three and nine months ended March 26, 2022. The slight decrease in gross margin from continuing operations for the quarter resulted from lower retail selling prices in specific products in markets where competitors seem to want to compete on price. The slight improvement on year-to-date basis resulted from our continuous efforts to develop vendor programs that reduced our cost of goods sold.
Operating Expenses
Operating expenses for the three and nine months ended March 25, 2023 was $37.1 million and $76.5 million compared to $37.3 million and $118.0 million for the three and nine months ended March 26, 2022, respectively, with a decrease of $0.2 million, or 1% and $41.5 million or 35%, respectively. These changes were primarily attributable to our efforts and focus on our cost management strategy as well as the factors discussed below.
General and administrative expenses (“G&A”) for the three and nine months ended March 25, 2023 was $16.7 million and $53.7 million compared to $25.7 million and $89.6 million for the three and nine months ended March 26, 2022, respectively, with a decrease of $9.0 million, or 35% and $36.0 million or 40%, respectively.

	Three Months Ended (unaudited and not reviewed)				Nine Months Ended (unaudited and not reviewed)
($ in millions)	March 25, 2023	March 26, 2022	$ Change	% Change	March 25, 2023	March 26, 2022	$ Change	% Change
Salaries and Benefits	$6.5	$8.9	$(2.4)	(27)%	$19.8	$28.5	$(8.7)	(31)%
Professional Fees	0.8	2.9	(2.1)	(72)%	4.5	18.2	(13.7)	(75)%
Rent	2.3	4.2	(1.9)	(45)%	9.0	13.7	(4.7)	(34)%
Licenses, Fees and Taxes	2.2	2.4	(0.2)	(8)%	5.9	8.2	(2.3)	(28)%
Share-Based Compensation	1.0	0.6	0.4	67%	4.0	4.4	(0.4)	(9)%
Deal Costs	1.3	2.4	(1.1)	(46)%	1.8	5.2	(3.4)	(65)%
Other General and Administrative	2.6	4.3	(1.7)	(40)%	8.6	11.5	(2.9)	(25)%
Total General and Administrative Expenses	$16.7	$25.7	$(9.0)	(35)%	$53.6	$89.7	$(36.1)	(40)%

Key drivers of the decrease in G&A for the three and nine months ended March 25, 2023 include reductions:
•in rent expense resulting from the termination of leases of vacant properties, negotiated lower rents for certain stores, the closure of our headquarters office and the closure of our distribution center;
•in salaries resulting from reductions in force in both retail and corporate personnel;
•in professional fees resulting primarily from lower legal fees incurred on routine corporate matters, and
•in licenses, fees and taxes resulting from lower insurance premiums.
Deal costs primarily include legal fees incurred for defending litigious matters resulting from failed acquisitions and/or unusual transactions. In prior years, deal costs also included costs and other legal fees resulting from new acquisitions. The decreases in the three and nine months ended March 25, 2023 resulted from a lack of acquisition activity and a reduction in qualifying litigation matters as compared to the three and nine months ended March 26, 2022.
Our focus on reducing company-wide expenses resulted in a decrease in Other G&A, which consists primarily of expenses incurred for security, software licenses, bank fees, repairs and maintenance and utilities, of $1.7 million, or (40)% and $2.9 million, or (25)% during the three and nine months ended March 25, 2023 and March 26, 2022, respectively.
Sales and marketing expenses for the three and nine months ended March 25, 2023 was $0.6 million and $1.6 million compared to $1.0 million and $2.6 million for the three and nine months ended March 26, 2022 respectively, with a decrease of $0.4 million, or 44% and $1.1 million or 40% respectively. The decrease in marketing expenses is primarily the results of lower costs incurred with third party providers in connection with our focus on reducing company-wide expenses.
Depreciation and amortization for the three and nine months ended March 25, 2023 was $3.2 million and $10.6 million compared to $5.5 million and $17.7 million for the three and nine months ended March 26, 2022 respectively, with a decrease of $2.3 million, or 42% and $7.1 million or 40% respectively. The overall decrease is attributable a lower carrying basis of our long-lived assets as a result of the impairment charge recorded in the fourth quarter of 2022 and a delay in new capital projects. We are currently evaluating the long-term benefits of continuing to pursue the build out of some of our locations that are not yet opened or constructed. We are in negotiations with the landlords of our unfinished locations in California and Massachusetts in an effort to reach the best outcome for all parties including the communities that live and work near these unfinished locations possibly deterring from market values.
Impairment expense for the three and nine months ended March 25, 2023 was $13.9 million and $16.4 million compared to $8.2 million and $8.6 million for the three and nine months ended March 26, 2022 respectively, with an increase of $5.7 million and $7.8 million, or 70% and 90%, respectively.
Other operating (income) expense for the three and nine months ended March 25, 2023 was other operating expense of $2.7 million and other operating (income) of $(4.8) million compared to other operating (income) of $(3.1) million and $(0.3) million for the three and nine months ended March 26, 2022 respectively, with a decrease in other operating expense of $5.8 million, or 187% and $4.5 million or 1518% respectively. The decrease in other operating expense of $5.8 million for the three months ended March 25, 2023 was primarily due to a $4.4 million increase in gain on lease terminations, a net $1.4 million gain on legal settlements and recognition of $1.5 million in sublease income, partially offset by a $(4.9) million increase in loss on disposals of assets. The decrease in other operating expense of $4.5 million for the nine months ended March 25, 2023 was primarily due to the net $1.4 million gain on legal settlements, recognition of $3.0 million in sublease income, a $0.8 million increase in gain on lease terminations, partially offset by a $2.4 million decrease in restructuring and reorganization expenses and a $(3.4) million increase in loss on disposals of assets.
Non-Operating Expense
Non-operating expense for the three and nine months ended March 25, 2023 was $12.6 million and $32.1 million compared to non-operating (income) of $(0.6) million and $2.2 million for the three and nine months ended March 26, 2022 respectively, with an increase of $13.3 million, or 2135% and $29.9 million or 1366% respectively. The increase in non-operating expense for the three months ended March 25, 2023 was primarily due a $10.3 million devaluation in the fair value of our derivatives. The increase in non-operating expense for the nine months ended March 25, 2023 was primarily due to a $23.4 million devaluation in the fair value of our derivatives coupled with a decrease in gain on extinguishment of debt of $10.7 million and increase in interest expense of $2.8 million, partially offset by a decrease of $7.0 million in the accretion of our debt discount and loan origination fees.
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
The benefit (provision) for income taxes for the three and nine months ended March 25, 2023 was $5.4 million and $(1.4) million compared to $0.0 million and $(11.6) million for the three and nine months ended March 26, 2022 respectively, with a decrease of $5.4 million, or 0% and $10.2 million or, 88%, respectively. The change is primarily due to the Company’s forecasted income and related IRC Section 280E expenditures.
Net Loss
Net loss from continuing operations for the three and nine months ended March 25, 2023 was $31.2 million and $70.6 million compared to $19.5 million and $79.3 million for three and nine months ended March 26, 2022, respectively. For the three and nine months ended March 25, 2023, net loss from continuing operations was favorably impacted by the Company’s continued efforts to optimize selling, general and administrative costs and right-size the Company’s corporate infrastructure and negatively impacted by increases in the Company's non-cash operating and other (income) expenses.
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

	Three Months Ended (unaudited and not reviewed)		Nine Months Ended (unaudited and not reviewed)
($ in Millions)	March 25, 2023	March 26, 2022	March 25, 2023	March 26, 2022
Net Loss	$(35.09)	$(30.04)	$(48.44)	$(111.01)
Less: Net (Income) Loss from Discontinued Operations, Net	3.88	10.57	(22.13)	31.73
Add (Deduct) Impact of:
Net Interest and Other Financing Costs (1)	11.64	9.14	34.27	38.44
Provision for Income taxes	(5.37)	—	1.39	11.56
Amortization and Depreciation	3.23	5.54	10.70	18.20
EBITDA from Continuing Operations	$(21.71)	$(4.79)	$(24.21)	$(11.08)

Other Operating (Income) Expense:
Share-based Compensation	1.04	0.57	4.02	4.38
Change in Fair Value of Derivative Liabilities	0.54	(9.74)	(2.56)	(25.95)
Change in Fair Value of Contingent Consideration	(0.06)	—	(0.93)	(0.30)
Impairment Expense	13.90	8.17	16.38	8.61
(Gain) Loss on Disposals of Assets	(0.19)	4.72	1.17	4.59
Restructuring and Reorganization Expense	1.34	2.47	2.25	8.05
Gain on Lease Terminations	0.01	(4.43)	(3.45)	(4.26)
(Gain) Loss on Disposal of Assets Held for Sale	—	—	0.53	—
Legal Settlements	1.37	0.01	(2.12)	0.23
Non-Cash Rent Expense	(0.45)	—	1.20	—
Other Non-Cash Operating Costs	2.06	0.04	1.67	(9.75)
Total Adjustments	19.56	1.81	18.16	(14.40)

Adjusted EBITDA from Continuing Operations	$(2.15)	$(2.98)	$(6.05)	$(25.48)
_____________________________________
(1)For the current period, net interest and other financing costs now include accretion of debt discount and loan origination fees of $1.6 million for the three months ended March 25, 2023 and $4.5 million for the nine months ended March 25, 2023. The prior year amount of $1.3 million for the three months ended March 26, 2022 and $11.5 million for the nine months ended March 26, 2022 have been reclassified for consistency with the current year presentation. Accretion of debt discount was previously excluded from the reconciliation of Net Loss to EBITDA from Continuing Operations and Adjusted EBITDA from Continuing Operations.

EBITDA from Continuing Operations represents our current operating profitability and ability to generate cash flow and includes significant non-cash operating costs. Considering these adjustments, we had EBITDA from Continuing Operations for the three and nine months ended March 25, 2023 of $(21.7) million and $(24.2) million compared to $(4.8) million and $(11.1) million for the three and nine months ended March 25, 2023 respectively, with an increase of $(16.9) million, or 353% and $(13.1) million or, 118% respectively. The improvement in EBITDA from Continuing Operations was primarily due to our continued focus on cost-saving strategies and the reduction of company-wide general and administrative expenses.

Adjusted EBITDA from Continuing Operations for the three and nine months ended March 25, 2023 was $(2.2) million and $(6.1) million compared to $(3.0) million and $(25.5) million for the three and nine months ended March 25, 2023, respectively. The improvement in Adjusted EBITDA from Continuing Operations is similarly due to our continued focus on cost-saving strategies and the reduction of company-wide general and administrative expenses.
Refer to Item 2 “Liquidity and Capital Resources” for further discussion of management’s future outlook.

Cash Flows
The following table summarizes the Company’s consolidated cash flows for the nine months ended March 25, 2023 and March 26, 2022:

	Nine Months Ended (unaudited and not reviewed)
($ in Millions)	March 25, 2023	March 26, 2022	$ Change	% Change
Net Cash Used in Operating Activities	$(23.2)	$(65.4)	$42.2	(65%)
Net Cash Provided by (Used in) Investing Activities	51.4	(4.7)	56.1	(1194)%
Net Cash (Used in) Provided by Financing Activities	(32.8)	73.2	(105.9)	(145%)
Net Increase in Cash and Cash Equivalents	(4.5)	3.1	(7.6)	(245%)
Cash Included in Assets Held for Sale	0.7	(0.3)	1.0	(333)%
Cash and Cash Equivalents, Beginning of Period	11.5	11.6	(0.1)	(1%)
Cash and Cash Equivalents, End of Period	$7.7	$14.4	$(6.7)	(47%)
Cash Flow from Operating Activities
Net cash used in operating activities for the nine months ended March 25, 2023 was $23.2 million compared to $65.4 million net cash used for operating activities for the nine months ended March 26, 2022. The decrease was primarily driven by the impact of our cost management strategy on our G&A expenses, which we reduced by $36.1 million as described in “Results of Operations” above. The extension of payment terms with our vendors during the nine months ended March 25, 2023 resulted in an additional $18.5 million reduction in our operating cash flows.
Cash Flow from Investing Activities
Net cash provided by investing activities for the nine months ended March 25, 2023 was $51.4 million compared to $4.7 million net cash used in investing activities nine months ended March 26, 2022. This was primarily due to the $51.5 million in cash proceeds from the sale of the Company’s operations in the state of Florida during the current period.
Cash Flow from Financing Activities
Net cash used in financing activities for the nine months ended March 25, 2023 was $32.8 million compared to $73.2 million net cash provided by financing activities for the nine months ended March 26, 2022. During the current period, we made principal payments of $32.8 million on our Senior Secured Term Loan Facility, of which $31.6 million came from the cash proceeds from the sale of our Florida-based operations. Whereas during the comparative prior period, the Company completed a private placement with Serruya Private Equity Inc. (“SPE”) resulting in an equity investment of $100.0 million.
Liquidity and Capital Resources
The primary need for liquidity is to fund working capital requirements of the business, including paying vendors, paying legal expenses, debt service and future growth. The primary source of liquidity has primarily been private and/or public financing and to a lesser extent by cash generated from sales. The ability to fund operations, to make scheduled debt and rent payments and to repay or refinance indebtedness depends on the Company’s future operating performance and cash flows, which are subject to prevailing economic conditions and financial, business and other factors, some of which are beyond its control. Liquidity risk is the risk that the Company will not be able to meet its financial obligations associated with financial liabilities. The Company manages liquidity risk through the management of its capital structure.
Off-Balance Sheet Arrangements
The Company has no material undisclosed off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on its results of operations, financial condition, revenues or expenses, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies, Significant Judgments and Estimates and Recent Accounting Pronouncements
There have been no changes in critical accounting policies, estimates and assumptions from the information provided in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in the Form 10-K for the fiscal year ended June 25, 2022 that have a significant effect on the amounts recognized in the Condensed Consolidated Financial Statements as of and for the fiscal quarter ended March 25, 2023. See “Note 2 – Summary of Significant Accounting Policies” in the Condensed Consolidated Financial Statements in Item 1 for recently adopted accounting standards. For more information on the Company’s critical accounting estimates, refer to the “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report on Form 10-K for the fiscal year ended June 25, 2022. In addition, a detailed description of our critical accounting policies and recent accounting pronouncements are detailed in Part I, “Item 8. Financial Statements and Supplementary Data” of the Annual Report on Form 10-K for the fiscal year ended June 25, 2022.
Transactions with Related Parties
As of March 25, 2023 and June 25, 2022 there were no amounts due from or due to related parties that were recorded in the Condensed Consolidated Balance Sheets. Refer to “Note 19 – Related Party Transactions” of the Condensed Consolidated Financial Statements under Part I, “Item 1. Notes to Condensed Consolidated Financial Statements”, which is incorporated in this item by reference.
The Company’s Board of Directors each receive quarterly fees of $200,000 of which one-third is paid in cash and two-thirds is paid in Class B Subordinate Voting Shares.
Senior Secured Convertible Credit Facility

As of March 25, 2023, the Company has drawn down a total of $165.0 million on the Convertible Facility, has accrued paid-in-kind interest of $51.1 million with an aggregate weighted average conversion price of approximately $0.24 per share, and an aggregate of 192,981,432 warrants with a weighted average exercise price of $0.15 per share.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 25, 2023, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.
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
Except as noted above, there were no changes in our internal control over financial reporting during the three months ended March 25, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The preliminary evaluation provided above is subject to the completion of the Company’s restatement analysis and financial close and reporting process. While the Company believes that the foregoing description fairly represents the expected impact of the restatement on the Company’s results of operations for the Prior Periods, additional material weaknesses may be identified, further adjustments may arise, including with respect to changes on the Company’s balance sheet, and the restated financial statements for the prior periods will reflect any such additional adjustments.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of our legal proceedings, please see the description set forth in the “Claims and Litigation” section in "Note 18 - Commitments and Contingencies" under Part I, “Item 1. Notes to Condensed Consolidated Financial Statements” of this Form 10-Q, which is incorporated in this item by reference.
ITEM 1A. RISK FACTORS.
Although risk factors are not required for smaller reporting companies, we note the following risks:
The Financial Statements included in this Quarterly Report have not been reviewed nor audited, reflect preliminary financial results and are subject to change.
The interim financial statements included in this Quarterly Report on Form 10-Q for the period ended March 25, 2023 (the “Interim Financial Statements”) have not been reviewed nor audited, as applicable, by the Company’s independent registered public accounting firm. As previously disclosed in its Current Report on Form 8-K, filed with the SEC on May 22, 2023, the Company concluded that a restatement of its previously issued (i) audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 25, 2022, filed with the SEC on September 9, 2022 (the “2022 Form 10-K”), and (ii) unaudited and not reviewed interim consolidated financial statements included in the Company’s (a) Quarterly Report on Form 10-Q for the period ended September 24, 2022, filed with the SEC on November 3, 2022 (the “Q1 2023 Form 10-Q”), and (b) Quarterly Report on Form 10-Q for the period ended December 24, 2022, filed with the SEC on February 2, 2023 (the "Q2 2023 Form 10-Q" and together with the 2022 Form 10-K and the Q1 2023 Form 10-Q, the "Prior Reports" and the fiscal periods covered thereby the "Prior Periods"), would be required to correct errors related to impairment expenses, general and administrative expenses, cost of goods sold and depreciation and amortization expense that should have been disclosed in the footnotes of the financial statements, together with the corresponding adjustments to the related consolidated balance sheets for each of the Prior Periods. The Company intends to reflect the restatement of the Prior Periods in amendments to its Prior Reports and the Q3 2023 Form 10-Q, which the Company intends to file as soon as reasonably practicable.
The Company's Interim Financial Statements included in this Quarterly Report are subject to the completion of the Company’s restatement analysis and financial close and reporting process; have not been audited, reviewed, or compiled by our independent registered public accounting firm; and are subject to change. The Interim Financial Statements have been prepared internally by management and are still the subject of review by the Company's independent registered public accounting firm. While the Company believes that the Interim Financial Statements for the three and nine months ended March 25, 2023 included with this Quarterly Report fairly represent the expected impact of the restatement on the Company’s results of operations, additional material weaknesses may be identified, further adjustments may arise, including with respect to changes on the Company’s balance sheet, and the restated financial statements for the Prior Periods and included in amendments to the Prior Reports will reflect any such additional adjustments. The information and expected impact to the Company’s historical financial results are preliminary, do not present all information necessary for an understanding of the Company’s restated financial condition as of and for the Prior Periods and are subject to change, potentially materially, as management completes the restatement of its financial statements and its independent registered public accounting firm completes the audit and review thereof. There can be no assurance that the Company’s actual financial results for set the three and nine month periods ended March 25, 2023 will not differ from the financial information presented herein and such changes could be material. Therefore, you should not place undue reliance upon these preliminary financial results.
If we fail to comply with the continued eligibility standards, we could be removed from the OTCQB, which would limit the ability of broker-dealers to sell our securities in the secondary market.
In order to maintain price quotation privileges on the OTCQB, companies must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and meet other requirements, such as being current in reports under Section 13 and maintain a minimum closing bid price of $0.01 per share on at least one of the prior 30 consecutive calendar days. Further, pursuant to the OTCQB Standards, in the event that a company’s closing bid price falls below $0.001 at any time for five consecutive trading days, such company will be immediately removed from OTCQB. On June 25, 2023, the Company was notified by OTCQB that it had not filed financial information under Rule 15c2-11 of the Exchange Act. If we are removed from the OTCQB, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and an investor may find it more difficult to sell our securities or obtain accurate quotations as to the market value of our securities. In addition, we may be unable to get relisted on the OTCQB, which may have an adverse material effect on the Company.
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 25, 2023, the Company issued as aggregate of 74,158,530 shares in connection with the settlement of accounts payable and liabilities. Such securities were issued and sold in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. Each of the investors has represented to the Company, among other things, that it is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act). The offer and sale of such securities and the Shares issuable upon exercise thereof, as applicable, if any, have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
See discussion of Senior Secured Term Loan in “Note 10 – Notes Payable” under Part I, “Item 1. Notes to Condensed Consolidated Financial Statements” of this Form 10-Q, which is incorporated in this item by reference.
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

Dated: July 7, 2023	MEDMEN ENTERPRISES INC

/s/ Ed Record
	By:	Ed Record
	Its:	Principal Financial Officer